Form 10-Q
period 1996-06-30
REPTRON ELECTRONICS INC
filed 1996-08-02
CIK 918765

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C.   20549
                                 FORM 10-Q

       (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30,1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 0 - 23426
                      __________
                         REPTRON ELECTRONICS, INC.
___________________________________________________________________________
(Exact name of registrant as specified in its charter)

         Florida                             38-2081116
_____________________________         __________________________________
State or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or organization

       14401 McCormick Drive
       Tampa, Florida                                        33626
__________________________________________                 __________
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (813)854-2351
                                                     ____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes    X        No
                                          ________       _______
6,058,769 shares of common stock issued and outstanding as of July 31, 1996.
_________                                                     ______________















                           REPTRON ELECTRONICS, INC.


                                    INDEX




                                                                      Page
PART I.  FINANCIAL INFORMATION                                       Number

         Item 1.  Financial Statements

                  Consolidated Statements of Earnings --
                  Three months ended June 30, 1996 and
                  June 30, 1995 and Six months ended
                  June 30, 1996 and June 30, 1995                      3

                  Consolidated Balance Sheets --
                  June 30, 1996 and December 31, 1995                  4

                  Consolidated Statement of
                  Shareholders' Equity -- Six months ended
                  June 30, 1996 and year ended December 31, 1995       5

                  Consolidated Statements of Cash Flows --
                  Six months ended June 30, 1996 and June
                  31, 1995                                             6

                  Notes to Consolidated Financial
                  Statements -- June 30, 1996                          7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         9


PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of the Security
                    Holders                                            12

         Item 6.  Exhibits and Reports on Form 8-K                     12


Signatures                                                             13



























PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements

                          REPTRON ELECTRONICS, INC.
                     CONSOLIDATED STATEMENTS OF EARNINGS
              (In thousands, except share and per share data)


                                                     Three months ended          Six months ended
                                                           June 30,                  June 30,
                                                     1996           1995         1996          1995
                                                     ----           ----         ----          ----
Net sales                                           $66,092      $52,873        $132,642      $95,949
Cost of goods sold                                   52,893       43,358         107,462       78,263
                                                     ------_      ------         -------       ------
    Gross profit                                     13,199        9,515          25,180       17,686

Selling, general and administrative expenses          9,016        5,992          17,354       11,214
                                                     ------       ------         -------       ------
    Operating income                                  4,183        3,523           7,826        6,472

Interest expense                                      1,008          559           2,118          990
                                                     ------       ------         -------       ------
    Earnings from operations before income taxes      3,175        2,964           5,708        5,482

Income taxes                                          1,270        1,186           2,283        2,193
                                                     ------       ------         -------       ------
    Net earnings                                    $ 1,905      $ 1,778        $  3,425      $ 3,289
                                                     ======       ======         =======       ======
    Net earnings per share                          $  0.31      $  0.29        $   0.55      $  0.53
                                                     ======       ======         =======       ======
Weighted average number of shares of Common
Stock and Common Stock equivalents                 6,179,415    6,169,090      6,174,076    6,164,956
                                                   =========    =========      =========    =========




  The accompanying notes are an integral part of these financial statements

                                     3




                       REPTRON ELECTRONICS, INC.
                      CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share data)

                                   ASSETS
                                                    June 30,   December 31,
                                                       1996          1995
CURRENT ASSETS
  Cash and cash equivalents                          $    10    $    224
  Accounts receivable - trade, less allowances
    for doubtful accounts of $180                     36,733      41,183
  Inventories                                         49,583      63,461
  Prepaid expenses and other assets                    1,954       1,893
  Deferred tax benefit                                   124         124
                                                     -------     -------
      Total current assets                            88,404     106,885

PROPERTY, PLANT & EQUIPMENT - AT COST                 25,833      20,954
EXCESS OF COST OVER NET ASSETS ACQUIRED                4,380       4,385
OTHER ASSETS                                             954       1,514
                                                     -------     -------
                                                    $119,571    $133,738
                                                     =======     =======

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to banks                            $      -    $  1,933
  Accounts payable - trade                            12,441      24,948
  Accrued expenses                                     2,272       1,828
  Income taxes payable                                   319           -
  Current portion of long-term obligations             2,951       2,547
                                                     -------     -------
      Total current liabilities                       17,983      31,256

NOTES PAYABLE TO BANKS                                45,000      50,200

LONG-TERM OBLIGATIONS, less current portion           11,264      10,430

DEFERRED INCOME TAXES                                    904         904

SHAREHOLDERS' EQUITY
  Preferred Stock - authorized 15,000,000 shares
   of $.10 par value; no shares issued                     -           -
  Common Stock - authorized 15,000,000 shares
   of $.01 par value; issued and outstanding,
   6,057,519 and 6,048,519 shares, respectively           61          60
  Additional paid-in capital                          21,191      21,145
  Retained earnings                                   23,168      19,743
                                                     -------     -------
                                                      44,420      40,948
                                                     -------     -------
                                                    $119,571    $133,738
                                                     =======     =======




 The accompanying notes are an integral part of these financial statements
                                        4


                          REPTRON ELECTRONICS, INC.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    (In thousands, except share data)

                                                                     Total
                         Common Stock         Capital                Share-
                       Shares      Par     In excess of   Retained  holders'
                     Outstanding  Value     Par Value     Earnings   Equity
Balance at
December 31, 1994    6,043,269     $60       $21,098      $13,257    $34,415
Exercise of stock
options                  5,250       -            47            -         47
Net Earnings                 -       -             -        6,486      6,486
                     ---------      --        ------      -------    -------
Balance at
December 31, 1995    6,048,519      60        21,145       19,743     40,948

Exercise of stock
options                  9,750       1            46            -         47
Net Earnings                 -       -             -        3,425      3,425
                     ---------      --_       ------_      ------     ------
Balance at
June 30, 1996        6,058,269     $61       $21,191      $23,168    $44,420
                     =========      ==        ======       ======     ======


































   The accompanying notes are an integral part of this financial statement

                           REPTRON ELECTRONICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                          Six months ended
                                                               June 30,
                                                            1996      1995
                                                          -------    ------
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
  Net earnings                                           $ 3,425   $ 3,289
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Depreciation and amortization                          1,711       908
    Change in assets and liabilities:
       Accounts receivable - trade                         4,450     (2,877)
       Inventories                                        13,878     (5,607)
       Prepaid expenses and other assets                     (60)       (23)
       Other assets                                          295       (802)
       Accounts payable - trade                          (12,507)     3,001
       Accrued expenses                                     (445)      (172)
       Income taxes Payable                                  319        339
                                                          ------     ------
         Net cash provided by (used in) operating
          activities                                      11,956     (1,944)
                                                          ------     ------
Cash flows from investing activities:
  Net cash paid for acquisitions                            (102)    (2,727)
  Purchases of property, plant and equipment              (6,220)    (4,489)
                                                          ------     ------
         Net cash used in investing activities            (6,322)    (7,216)
                                                          ------     ------
Cash flows from financing activities:
  Proceeds from exercise of stock options                     47         46
  Net proceeds from (payments on) note payable to bank    (7,133)     6,509
  Proceeds from long term obligations                      2,600      3,966
  Payments on long term obligations                       (1,362)    (1,274)
                                                          ------     ------
         Net cash provided by (used in) financing
          activities                                      (5,848)     9,247
                                                          ------     ------
         Net increase (decrease) in cash and cash
          equivalents                                       (214)        87
Cash and cash equivalents at beginning of period             224        266
                                                          ------     ------
Cash and cash equivalents at end of period               $    10    $   353
                                                          ======     ======
Supplemental cash flow information:
  Interest paid                                          $ 1,818    $   901
                                                          ======     ======
  Income taxes paid                                      $ 1,964    $ 1,854
                                                          ======     ======

Non-cash investing and financing activities:
 During the six month periods ended June 30, 1996 and 1995, the Company incurred approximately $372 and $677, respectively, of obligations under capital leases for the acquisition of equipment.


  The accompanying notes are an integral part of these financial statements

                          REPTRON ELECTRONICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1996

NOTE A -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. The consolidated financial statements as of June 30, 1996 and for the three and six months ended June 30, 1996 and June 30, 1995 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of results that may be expected for the year ending December 31, 1996. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the 1995 Form 10-K.

NOTE B --  INVENTORIES

Inventories consist of the following (in thousands):

                                            June 30,           December 31,
                                              1996                 1995
                                            --------           ------------
   Reptron Distribution:
      Inventories                            $34,473               $43,647

   K-Byte Manufacturing:
      Work in process                          5,647                 7,421
      Raw Materials                            9,463                12,393
                                              ------                ------
                                             $49,583               $63,461
                                              ======                ======

                      REPTRON ELECTRONICS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                              JUNE 30, 1996

NOTE C --  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company has two industry segments: Distribution and Contract Manufacturing. Distribution purchases a wide variety of electronic components, including semiconductors, passive products and electromechanical components, for distribution to manufacturers and wholesalers primarily throughout the midwestern, southeastern, and northeastern U.S. Contract Manufacturing manufactures electronic products according to customer design, for customers in various industries, including telecommunications, banking, and medical services.

The following table shows net sales and gross profit by industry segments:

                                Three months ended             Six months ended
                                     June 30,                      June 30,
                                  (in thousands)                (in thousands)
                                __________________             ________________
                                 1996        1995              1996        1995
                                 ____        ____              ____        ____
Net Sales
  Distribution                   $41,483     $32,868         $ 83,831   $56,989
  Contract Manufacturing          24,609      20,005           48,811    38,960
                                  ______      ______           ______    ______
                                 $66,092     $52,873         $132,642   $95,949
                                  ======      ======          =======    ======

Gross Profit
  Distribution                   $ 8,945     $ 6,323         $ 17,055   $11,373
  Contract Manufacturing           4,254       3,192            8,125     6,313
                                  ______      ______          _______    ______
                                 $13,199     $ 9,515         $ 25,180   $17,686
                                  ======      ======          =======    ======

NOTE D -- PRO FORMA INFORMATION

The following pro forma summary combines the results of operations of the Company with the operations of the electronic component distribution business of Western Micro Technology, Inc. as if the July 26, 1995 acquisition had occurred at the beginning of the period ended June 30, 1995. This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and the operations of the electronic component distribution business of Western Micro Technology, Inc. operated as a single entity during the period.


                                                    Six months ended
                                                     June 30, 1995
                                           (In thousands, except share data)

             Net sales                                  $122,567
             Gross profit                               $ 21,425
             Operating income                           $  5,914
             Net earnings                               $  2,709
             Net earnings per Common Share              $   0.44

                        REPTRON ELECTRONICS, INC

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Net Sales. Total second quarter net sales increased $13.2 million, or 25.0%, from $52.9 million in the second quarter of 1995 to $66.1 million in the second quarter of 1996. Total net sales for the first half of 1996 increased $36.7 million, or 38.2% from $95.9 million in the first half of 1995 to $132.6 million in the first half of 1996.

     Reptron Distribution second quarter net sales increased $8.6 million, or 26.2%, from $32.9 million in the second quarter of 1995 to $41.5 million in the second quarter of 1996. Net sales generated from sales offices acquired as a result of the Western Micro Technology acquisitions, completed in July, 1995, accounted for approximately $3.4 million of the increase. Sales from locations that existed prior to the 1995 acquisition increased approximately $700,000, or 2.1%, from the second quarter of 1995. Reptron Distribution has historically generated a significant portion of its revenue from the sale of memory components (DRAM and SRAM). Selling prices of these components have decreased by approximately 80% from the second quarter of 1995 to the second quarter of 1996. This price degradation has had a significant impact on year to year sales comparisons. In addition, a significant Reptron Distribution customer's need for additional services have necessitated them being served by the K-Byte Manufacturing division in 1996. Second quarter, 1996 sales to this customer totaled approximately $2.1 million and were recorded by K-Byte Manufacturing. In December, 1995, the Company created a division for selling memory modules to a different market niche and customer base than was previously serviced by Reptron Distribution. Net sales from this memory module division accounted for approximately $4.4 million of the increase in second quarter, 1996 sales. The largest customer represented approximately 11.3% of Reptron Distribution second quarter, 1996 net sales (7.1% of total Company net sales) and the largest sales office accounted for approximately 17.3% of Reptron Distribution net sales. Sales of semiconductors accounted for 73.7% of second quarter Reptron Distribution net sales, with the remaining sales generated from passive components (21.5%) and electromechanical products (4.8%).

     Reptron Distribution net sales increased $26.8 million, or 47.1%, from $57.0 million in the first half of 1995 to $83.8 million in the first half of 1996. Net sales generated from the sales offices acquired as a result of the Cronin Electronics, Inc. and Western Micro Technology acquisitions, completed during 1995, accounted for approximately $13.5 million of the increase. Sales from locations that existed prior to the 1995 acquisitions increased approximately $5.5 million, or 10.1%. Finally, net sales generated from the new memory module division, formed in December of 1995, accounted for approximately $7.7 million of the increase. The largest Reptron Distribution customer in the first half of 1996 represented approximately 11.1% of total Reptron Distribution net sales (7.0% of total Company net sales) and the largest sales office accounted for 17.0% of total Reptron Distribution net sales.











                                      9
     K-Byte Manufacturing net sales increased $4.6 million, or 23.0%, from $20.0 million in the second quarter of 1995 to $24.6 million in the second quarter of 1996. This sales increase was primarily driven by the previously established K-Byte customer base and not by new customers. Additionally, as discussed above, a significant Reptron Distribution customer began being served K-Byte Manufacturing in 1996 and second quarter sales to this customer totaled approximately $2.1 million. The largest K-Byte Manufacturing customer accounted for approximately 14.8% of second quarter division net sales (5.5% of total net sales). Sales from the Tampa, Florida manufacturing facility accounted for approximately 66.3% of K-Byte Manufacturing second quarter net sales. The Gaylord, Michigan manufacturing facility generated approximately 31.7% of K-Byte Manufacturing second quarter net sales with the remaining sales originating from the Saline, Michigan location.

     K-Byte Manufacturing net sales increased $9.8 million, or 25.3%, from $39.0 million in the first half of 1995 to $48.8 million in the first half of 1996. Sales to three new customers accounted for approximately $5.4 million of the increase with the remainder of the increase generated from the previously established customer base. The largest three K-Byte customers accounted for approximately 13.7%, 10.5% and 10.4%, respectively, of total division net sales (5.0%, 3.9% and 3.8%, respectively, of total Company net sales). Sales from the Tampa, Florida, Gaylord, Michigan and Saline, Michigan manufacturing facilities accounted for approximately 66.9%, 30.4% and 2.7%, respectively, of total K-Byte Manufacturing sales in the first half of 1996.

     Gross Profit. Total second quarter gross profit increased $3.7 million, or 38.7%, from $9.5 million in the second quarter of 1995 to $13.2 million in the second quarter of 1996. The gross profit percentage of the Company increased from 18.0% in the second quarter of 1995 to 20.0% in the second quarter of 1996. Total gross profit increased $7.5 million, or 42.4%, from $17.7 million in the first half of 1995 to $25.2 million in the first half of 1996. The gross profit percentage increased from 18.4% in the first half of 1995 to 19.0% in the first half of 1996.

     Reptron Distribution second quarter gross profit increased $2.6 million, or 41.5%, from $6.3 million in the second quarter of 1995 to $8.9 million in the second quarter of 1996. The gross profit percentage increased from 19.2% in the second quarter of 1995 to 21.6% in the second quarter of 1996. This increase in gross profit percentage was generated despite the negative impact of lower margin sales generated by the memory module division, formed in December, 1995. Sales in this niche are generally characterized by high volumes, lower gross profit margins and lower selling and administrative expenses than other electronic component sales generated by Reptron Distribution. The increase in second quarter, 1996 gross profit margins was primarily the result of an increase in the percentage of sales that were generated from Reptron Distribution's value-added services. Value-added sales generally carry higher gross profit percentages than traditional electronic component sales. Reptron Distribution's gross profit percentage increased from 20.0% in the first half of 1995 to 20.3% in the first half of 1996 for similar reasons.

     K-Byte Manufacturing gross profit increased $1.1 million, or 33.3%, from $3.2 million in the second quarter of 1995 to $4.3 million in the second quarter of 1996 and its gross profit percentage increased from 16.0% in the second quarter of 1995 to 17.3% in the second quarter of 1996. Price reductions for many types of electronic components used by K-Byte Manufacturing have helped to improve gross profit margins. Additionally, the increase in net sales has resulted in higher fixed overhead cost absorption allowing for higher gross profit margins. Finally, the mix of business in the second quarter of 1996 was favorable, resulting in higher gross profit margins. K-Byte Manufacturing gross profit percentage increased from 16.2% in the first half of 1995 to 16.6% in the first half of 1996 for similar reasons.

                                     10
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $3.0 million, or 50.5%, from $6.0 million in the second quarter of 1995 to $9.0 million in the second quarter of 1996. These expenses, as a percentage of net sales, increased from 11.3% in the second quarter of 1995 to 13.6% in the second quarter of 1996. The Western Micro Technology acquisition, completed in 1995, accounted for approximately $1.0 million of the increase. The remainder of the increase resulted from higher variable costs associated with the increase in net sales. First half selling, general and administrative expenses as a percentage of net sales increased from 11.7% in the first half of 1995 to 13.1% in the first half of 1996, for similar reasons.

     Interest Expense. Interest expense increased $440,000, or 80.3%, from $560,000 in the second quarter of 1995 to $1.0 million in the second quarter of 1996 primarily as a result of higher levels of debt incurred. Borrowings under the bank credit line increased from $23.0 million on June 30, 1995 to $45.0 million on June 30, 1996. The Cronin Electronics, Inc. and Western Micro Technology acquisitions resulted in cash expenditures totaling approximately $12.6 million during 1995 and were financed through the bank credit line. Additionally, the Company's current assets have increased substantially to support the 25.0% increase in net sales. The increases in current assets were financed through the bank credit line. First half interest expense increased $1.1 million, or 114%, from $990,000 in the first half of 1995 to $2.1 million in the first half of 1996 , for similar reasons.

LIQUIDITY AND CAPITAL RESOURCES

     The Company primarily finances its operations through bank credit lines, capital equipment leases, and short-term financing through supplier credit lines.

     Operating activities for the second quarter of 1996 generated cash of approximately $10.3 million. This increase resulted primarily from net earnings of $1.9 million, decrease in accounts receivable of $1.5 million, decrease in inventories of $7.9 million, an increase in accrued expenses of $900,000. These items were offset by a $2.5 million decrease in accounts payable and a $300,000 decrease in income taxes payable.

     Operating activities for the first half of 1996 generated cash of approximately $12.0 million. This increase resulted primarily from net earnings of $3.4 million, decrease in accounts receivable of $4.5 million, decrease in inventories of approximately $13.9 million, an increase in accrued expenses of $440,000 and an increase in income taxes payable of $320,000. These items were offset by a $12.5 million decrease in accounts payable.

     Capital expenditures totaled approximately $6.2 million in the first half of 1996. These capital expenditures were primarily for the acquisition of manufacturing equipment and costs associated with the construction of the new plant/warehouse in Tampa, Florida. These capital expenditures were funded primarily through variable rate demand notes as provided by the bank credit line. Additionally, the Company financed approximately $372,000 of capital expenditures through capital leases.

     The Company believes that cash generated from operations and available credit facilities will be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. Additionally, the Company's future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities, and possible acquisitions. While there can be no assurance that such financing will be available in amounts and on terms acceptable to the Company, the Company believes that such financing will be available on acceptable terms.

                                      11


                           REPTRON ELECTRONICS, INC.


PART II.  OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders

             The annual Meeting of the Shareholders of the Company was held on April 26, 1996. Messrs. Michael L. Musto and Paul J. Plante were elected directors of the Company for three year terms. Mr. Musto was elected with 4,695,395 shares voting in favor, zero shares against, and 100 shares abstaining. Mr. Plante was elected with 4,695,395 shares voting in favor, zero shares against, and 100 shares abstaining.

    Item 6.  Exhibits and Reports on Form 8-K

             a.  Exhibits

                 None

             b.  Reports on Form 8-K

                 No reports on Form 8-K were filed during the three months ended June 30, 1996.









































                                          12




SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:_______________________________
                                         REPTRON ELECTRONICS, INC.
                                         _________________________
                                         (Registrant)



                                         By:______________________
                                            Paul J. Plante, Vice President-
                                            Finance and Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)





































                                      13