Form 10-Q
period 1996-09-30
REPTRON ELECTRONICS INC
filed 1996-11-01
CIK 918765

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C.   20549
                                 FORM 10-Q

       (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30,1996

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

                                       Yes    X        No
                                          ________       _______
6,062,519 shares of common stock issued and outstanding as of
October 28, 1996.
_________________















                           REPTRON ELECTRONICS, INC.


                                    INDEX




                                                                      Page
PART I.  FINANCIAL INFORMATION                                       Number

         Item 1.  Financial Statements

                  Consolidated Statements of Earnings --
                  Three months ended September 30, 1996 and
                  September 30, 1995 and Nine months ended
                  September 30, 1996 and September 30, 1995              3

                  Consolidated Balance Sheets --
                  September 30, 1996 and December 31, 1995               4

                  Consolidated Statement of
                  Shareholders' Equity -- Nine months ended
                  September 30, 1996 and year ended December 31, 1995    5

                  Consolidated Statements of Cash Flows --
                  Nine months ended September 30, 1996 and September
                  30, 1995                                               6

                  Notes to Consolidated Financial
                  Statements -- September 30, 1996                       7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          9


PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                      12


SIGNATURES                                                              13




















 PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements

                                         REPTRON ELECTRONICS, INC.
                                    CONSOLIDATED STATEMENTS OF EARNINGS
                               (In thousands, except share and per share data)


                                                     Three months ended          Nine months ended
                                                        September 30,               September 30,
                                                     1996           1995         1996          1995
                                                     ____           ____         ____          ____
Net sales                                           $65,953      $59,492        $198,595     $155,441
Cost of goods sold                                   53,359       48,763         160,821      127,026
                                                     ______       ______         _______      _______
    Gross profit                                     12,594       10,729          37,774       28,415

Selling, general and administrative expenses          8,394        7,037          25,748       18,251
                                                     ______       ______         _______      _______
    Operating income                                  4,200        3,692          12,026       10,164

Interest expense                                        837          837           2,955        1,827
                                                     ______       ______         _______      _______
    Earnings from operations before income taxes      3,363        2,855           9,071        8,337

Income taxes                                          1,346        1,143           3,629        3,336
                                                     ______       ______         _______      _______
    Net earnings                                    $ 2,017      $ 1,712        $  5,442     $  5,001
                                                     ======       ======         =======      =======
    Net earnings per share                          $  0.33      $  0.28        $   0.88     $   0.81
                                                     ======       ======         =======      =======
Weighted average number of shares of Common
Stock and Common Stock equivalents                 6,181,105    6,179,083      6,176,039    6,172,720
                                                   =========    =========      =========    =========







    The accompanying notes are an integral part of these financial statements

                                                 3


                            REPTRON ELECTRONICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                      ASSETS
                                               September 30,   December 31,
                                                    1996          1995
CURRENT ASSETS
  Cash and cash equivalents                      $    1,463       $    224
  Accounts receivable - trade, less allowances
    for doubtful accounts of $180                    37,570         41,183
  Inventories                                        54,319         63,461
  Prepaid expenses and other assets                   2,141          1,893
  Deferred tax benefit                                  105            124
                                                    _______        _______
      Total current assets                           95,598        106,885

PROPERTY, PLANT & EQUIPMENT - AT COST                27,284         20,954
EXCESS OF COST OVER NET ASSETS ACQUIRED               4,316          4,385
OTHER ASSETS                                          1,720          1,514
                                                    _______        _______
                                                   $128,918       $133,738
                                                    =======        =======

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to banks                           $      -       $  1,933
  Accounts payable - trade                           17,549         24,948
  Accrued expenses                                    1,744          1,828
  Income taxes payable                                  226              -
  Current portion of long-term obligations            2,415          2,547
                                                    _______        _______
      Total current liabilities                      21,934         31,256

NOTES PAYABLE TO BANKS                               46,750         50,200

LONG-TERM OBLIGATIONS, less current portion          12,668         10,430

DEFERRED INCOME TAXES                                 1,102            904

SHAREHOLDERS' EQUITY
  Preferred Stock - authorized 15,000,000 shares
   of $.10 par value; no shares issued                    -              -
  Common Stock - authorized 15,000,000 shares
   of $.01 par value; issued and outstanding,
   6,057,519 and 6,048,519 shares, respectively          61             60
  Additional paid-in capital                         21,218         21,145
  Retained earnings                                  25,185         19,743
                                                    _______        _______
                                                     46,464         40,948
                                                    _______        _______
                                                   $128,918       $133,738
                                                    =======        =======






 The accompanying notes are an integral part of these financial statements
                                        4

                          REPTRON ELECTRONICS, INC.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    (In thousands, except share data)

                                                                     Total
                         Common Stock         Capital                Share-
                       Shares      Par     In excess of   Retained  holders'
                     Outstanding  Value     Par Value     Earnings   Equity
Balance at
December 31, 1994    6,043,269     $60       $21,098      $13,257    $34,415
Exercise of stock
options                  5,250       -            47            -         47
Net Earnings                 -       -             -        6,486      6,486
                     _________     ___        ______      _______    _______
Balance at
December 31, 1995    6,048,519      60        21,145       19,743     40,948

Exercise of stock
options (Unaudited)     14,000       1            73            -         74
Net Earnings (Unaudited)     -       -             -        5,442      5,442
                     _________     ___        ______       ______     ______
Balance at
 September 30, 1996
 (Unaudited)         6,062,519     $61       $21,218      $25,185    $46,464
                     =========      ==        ======       ======     ======



































   The accompanying notes are an integral part of this financial statement

                                         5

                           REPTRON ELECTRONICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                          Nine months ended
                                                             September 30,
                                                            1996      1995
                                                          _______    _______
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
  Net earnings                                           $ 5,442    $ 5,001
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                          2,616      1,501
    Deferred income taxes                                    217          -
    Change in assets and liabilities:
       Accounts receivable - trade                         3,613     (3,459)
       Inventories                                         9,142    (16,522)
       Prepaid expenses and other assets                    (248)        (9)
       Other assets                                         (592)    (2,420)
       Accounts payable - trade                           (7,399)     4,318
       Accrued expenses                                      (84)      (715)
       Income taxes Payable                                  226        257
                                                          ______    _______
         Net cash provided by (used in) operating
          activities                                      12,933    (12,048)
                                                          ______    _______
Cash flows from investing activities:
  Net cash paid for acquisitions                            (102)   (11,941)
  Purchases of property, plant and equipment              (8,388)    (6,387)
                                                          ______    _______
         Net cash used in investing activities            (8,490)   (18,328)
                                                          ______    _______
Cash flows from financing activities:
  Proceeds from exercise of stock options                     73         46
  Net proceeds from (payments on) note payable to bank    (5,383)    27,809
  Proceeds from long-term obligations                      4,000      4,718
  Payments on long-term obligations                       (1,894)    (1,610)
                                                          ______     ______
         Net cash provided by (used in) financing
          activities                                      (3,204)    30,963
                                                          ______     ______
         Net increase (decrease) in cash and cash
          equivalents                                      1,239        587
Cash and cash equivalents at beginning of period             224        266
                                                          ______     ______
Cash and cash equivalents at end of period               $ 1,463    $   853
                                                          ======     ======
Supplemental cash flow information:
  Interest paid                                          $ 2,776    $ 2,352
                                                          ======     ======
  Income taxes paid                                      $ 3,185    $ 3,078
                                                          ======     ======

Non-cash investing and financing activities:
 During the nine month periods ended September 30, 1996 and 1995, the Company incurred approximately $372 and $791, respectively, of obligations under capital leases for the acquisition of equipment.

  The accompanying notes are an integral part of these financial statements

                                        6

                           REPTRON ELECTRONICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

NOTE A -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. The consolidated financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 and September 30, 1995 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of results that may be expected for the year ending December 31, 1996. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the 1995 Form 10-K.

NOTE B --  INVENTORIES

Inventories consist of the following (in thousands):

                                       September 30,           December 31,
                                           1996                   1995
                                       ____________            ____________
   Reptron Distribution:
      Inventories                            $34,490               $43,647

   K-Byte Manufacturing:
      Work in process                          6,888                 7,421
      Raw Materials                           12,941                12,393
                                              ______                ______
                                             $54,319               $63,461
                                              ======                ======

NOTE C -- NOTE PAYABLE TO BANK

On September 25, 1996, the Revolving Credit Agreement was amended to reduce the pricing schedule and extend the termination date to June 30, 1999. The amended Revolving Credit Agreement contains identical collateral terms and similar covenants as the previous amended Revolving Credit Agreement.

















                                        7
                               REPTRON ELECTRONICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 SEPTEMBER 30, 1996

NOTE D --  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

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



The following table shows net sales and gross profit by industry segments:

                                Three months ended             Nine months ended
                                  September 30,                  September 30,
                                  (in thousands)                (in thousands)
                                __________________             ________________
                                 1996        1995               1996      1995
                                 ____        ____               ____      ____
Net Sales
  Distribution                   $40,856     $39,510         $124,687  $ 96,498
  Contract Manufacturing          25,097      19,982           73,908    58,943
                                  ______      ______          _______   _______
                                 $65,953     $59,492         $198,595  $155,441
                                  ======      ======          =======   =======

Gross Profit
  Distribution                   $ 8,235     $ 7,852         $ 25,290  $ 19,225
  Contract Manufacturing           4,359       2,877           12,484     9,190
                                  ______      ______          _______   _______
                                 $12,594     $10,729         $ 37,774  $ 28,415
                                  ======      ======          =======   =======



NOTE E -- PRO FORMA INFORMATION

The following pro forma summary combines the results of operations of the Company with the operations of the electronic component distribution business of Western Micro Technology, Inc. as if the July 26, 1995 acquisition had occurred at the beginning of the period ended September 30, 1995. This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and the operations of the electronic component distribution business of Western Micro Technology, Inc. operated as a single entity during the period.


                                                  Nine months ended
                                                  September 30, 1995
                                           (In thousands, except share data)

             Net sales                                  $186,495
             Gross profit                               $ 32,777
             Operating income                           $  9,483
             Net earnings                               $  4,306
             Net earnings per Common Share              $   0.70




                                         8

 REPTRON ELECTRONICS, INC

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Net Sales. Total third quarter net sales increased $6.5 million, or 10.9%, from $59.5 million in the third quarter of 1995 to $66.0 million in the third quarter of 1996. Total net sales for the first three quarters of 1996 increased $43.2 million, or 27.8% from $155.4 million in the first three quarters of 1995 to $198.6 million in the first three quarters of 1996.

         Reptron Distribution third quarter net sales increased $1.4 million, or 3.4%, from $39.5 million in the third quarter of 1995 to $40.9 million in the third quarter of 1996. Net sales generated from the new memory module division, formed in December of 1995, were $4.5 million in the third quarter of 1996. Those sales were offset by a decrease in sales from existing locations and sales offices acquired as a result of the Western Micro Technology acquisitions, completed in July, 1995, of $3.1 million. Reptron Distribution has historically generated a significant portion of its revenue from the sale of memory components (DRAM and SRAM). Selling prices of these components have decreased by approximately 80% from the third quarter of 1995 to the third quarter of 1996, thus affecting sales results. In addition, due to additional services requested by a significant Reptron Distribution customer, that customer is now being served by the K-Byte Manufacturing division. Third quarter, 1996 sales to this customer totaled approximately $825,000 and are included in K-Byte Manufacturing sales. The largest customer, which is also a K-Byte Manufacturing customer, represented approximately 18.1% of Reptron Distribution third quarter, 1996 net sales (12.6% of total Company net sales), no other customer represented more than 3.3% of Reptron Distribution third quarter 1996 sales. The largest sales office accounted for approximately 23.9% of Reptron Distribution net sales. Sales of semiconductors accounted for 75.2% of third quarter Reptron Distribution net sales, with the remaining sales generated from passive components (19.1%) and electromechanical products (5.7%).

         Reptron Distribution net sales increased $28.2 million, or 29.2%, from $96.5 million in the first three quarters of 1995 to $124.7 million in the first three quarters of 1996. Net sales generated from the sales offices acquired as a result of the Western Micro Technology acquisition, completed during 1995, accounted for approximately $6.9 million of the increase. Sales from locations that existed prior to the 1995 acquisitions increased approximately $8.7 million, or 9.4%. Net sales generated from the new memory module division, formed in December, 1995, accounted for approximately $12.2 million of the increase. The remainder of the increase was generated by new locations, opened since the third quarter of 1995. In the first three quarters of 1996, the largest Reptron Distribution customer, which is also a K-Byte Manufacturing customer, represented approximately 13.4% of total Reptron Distribution net sales (11.5% of total Company net sales) and the largest sales office accounted for 19.2% of total Reptron Distribution net sales.

         K-Byte Manufacturing net sales increased $5.1 million, or 25.6%, from $20.0 million in the third quarter of 1995 to $25.1 million in the third quarter of 1996. Sales to new customers accounted for approximately $3.0 million of this increase with $2.0 million of this increase generated by the previously established K-Byte customer base. Additionally, as discussed above, a significant Reptron Distribution customer began being served by K-Byte Manufacturing in 1996 and third quarter sales to this customer totaled approximately $825,000. The largest K-Byte Manufacturing customer accounted for approximately 20.5% of third quarter division net sales (7.7% of total Company net sales), no other customers accounted for


                                     9
more than 9.8% of third quarter division net sales. Sales from the Tampa, Florida manufacturing facility accounted for approximately 52.7% of K-Byte Manufacturing third quarter net sales. The Gaylord, Michigan manufacturing facility generated approximately 43.2% of K-Byte Manufacturing third quarter net sales with the remaining sales originating from the Saline, Michigan location.

         K-Byte Manufacturing net sales increased $15.0 million, or 25.4%, from $58.9 million in the first three quarters of 1995 to $73.9 million in the first three quarters of 1996. Sales to three new customers accounted for approximately $4.6 million of the increase with the remainder of the increase generated from the previously established customer base. The largest three K-Byte customers accounted for approximately 16.0%, 10.2% and 9.1%, respectively, of total division net sales (5.9%, 3.8% and 3.4%, respectively, of total Company net sales). Sales from the Tampa, Florida, Gaylord, Michigan and Saline, Michigan manufacturing facilities accounted for approximately 62.1%, 34.7% and 3.2%, respectively, of total K-Byte Manufacturing sales in the first three quarters of 1996.

         Gross Profit. Total third quarter gross profit increased $1.9 million, or 17.4%, from $10.7 million in the third quarter of 1995 to $12.6 million in the third quarter of 1996. The gross profit percentage of the Company increased from 18.0% in the third quarter of 1995 to 19.1% in the third quarter of 1996. Total gross profit increased $9.4 million, or 32.9%, from $28.4 million in the first three quarters of 1995 to $37.8 million in the first three quarters of 1996. The gross profit percentage increased from 18.3% in the first three quarters of 1995 to 19.0% in the first three quarters of 1996.

          Reptron Distribution third quarter gross profit increased $383,000, or 4.9%, from $7.9 million in the third quarter of 1995 to $8.2 million in the third quarter of 1996. The gross profit percentage increased from 19.9% in the third quarter of 1995 to 20.2% in the third quarter of 1996. This increase in gross profit percentage was generated despite the negative impact of lower margin sales generated by the memory module division, formed in December, 1995. Sales in this niche are generally characterized by high volumes, lower gross profit margins and lower selling and administrative expenses than other electronic component sales generated by Reptron Distribution. The increase in third quarter, 1996 gross profit margins was primarily the result of an increase in the percentage of sales that were generated from Reptron Distribution's value-added services. Value-added sales generally carry higher gross profit percentages than traditional electronic component sales. Reptron Distribution's gross profit percentage increased from 19.9% in the first three quarters of 1995 to 20.3% in the first three quarters of 1996 for similar reasons.

          K-Byte Manufacturing gross profit increased $1.5 million, or 51.5%, from $2.9 million in the third quarter of 1995 to $4.4 million in the third quarter of 1996 and its gross profit percentage increased from 14.4% in the third quarter of 1995 to 17.4% in the third quarter of 1996. Price reductions for many types of electronic components used by K-Byte Manufacturing have helped to improve gross profit margins. Additionally, the increase in net sales has resulted in higher fixed overhead cost absorption allowing for higher gross profit margins. Finally, the mix of business in the third quarter of 1996 was favorable, resulting in higher gross profit margins. K-Byte Manufacturing gross profit percentage increased from 15.6% in the first three quarters of 1995 to 16.9% in the first three quarters of 1996 for similar reasons.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $1.4 million, or 19.3%, from $7.0 million in the third quarter of 1995 to $8.4 million in the third quarter of 1996. These expenses, as a percentage of net sales, increased from 11.8% in the third quarter of 1995 to 12.7% in the third quarter of 1996. This increase is attributable to higher variable costs associated with the

                                      10
increase in sales. However, selling, general and administrative expenses as a percentage of net sales have decreased from 13.6% in the second quarter of 1996. Selling, general and administrative expenses as a percentage of net sales increased from 11.7% in the first three quarters of 1995 to 13.0% in the first three quarters of 1996, for similar reasons.

         Interest Expense. Interest expense in the third quarter of 1995 and 1996 remained constant, as a result of slightly higher levels of outstanding working capital debt during the third quarter of 1996, offset by slightly lower interest rates in 1996. Borrowings under the bank credit line increased from $44.3 million on September 30, 1995 to $46.8 million on September 30, 1996. First three quarters interest expense increased $1.2 million, or 61.7%, from $1.8 million in the first three quarters of 1995 to $3.0 million in the first three quarters of 1996. This increase resulted from an increase in the average outstanding working capital debt of $19.0 or 62.5%, from $30.4 million during the first three quarters of 1995 to $49.4 million during the first three quarters of 1996. The Western Micro Technology acquisition, in July 1995, resulted in cash expenditures of approximately $11.0 million and was financed through the bank credit line. In addition, higher levels of current assets during the first three quarters of 1996 were financed through the bank credit line.

LIQUIDITY AND CAPITAL RESOURCES

         The Company primarily finances its operations through bank credit lines, capital equipment leases, and short-term financing through supplier credit lines.

         Operating activities for the third quarter of 1996 generated cash of approximately $1.0 million. This increase resulted primarily from net earnings of $2.0 million and an increase in accounts payable of $5.1 million. These items were offset by a $837,000 increase in accounts receivable, a $4.7 million increase in inventories, a $887,000 increase in other assets and a $529,000 decrease in accrued expenses.

         Operating activities for the first three quarters of 1996 generated cash of approximately $12.9 million. This increase resulted primarily from net earnings of $5.4 million, decrease in accounts receivable of $3.6 million, decrease in inventories of approximately $9.1 million and an increase in income taxes payable of $226,000. These items were offset by a $7.4 million decrease in accounts payable and an increase in other assets of $600,000.

         Capital expenditures totaled approximately $8.4 million in the first three quarters of 1996. These capital expenditures were primarily for the acquisition of manufacturing equipment and costs associated with the construction of the new plant/warehouse in Tampa, Florida. These capital expenditures were funded primarily through variable rate demand notes as provided by the bank credit line. Additionally, the Company financed approximately $372,000 of capital expenditures through capital leases.

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





                                    11

                            REPTRON ELECTRONICS, INC.


PART II.  OTHER INFORMATION


    Item 6.  Exhibits and Reports on Form 8-K

             a.  Exhibits

                 None

             b.  Reports on Form 8-K

                 No reports on Form 8-K were filed during the three months ended September 30, 1996.



























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