Form 10-K
period 1996-12-31
REPTRON ELECTRONICS INC
filed 1997-03-03
CIK 918765

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                            Washington D.C. 20549

                                  FORM 10-K

      (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1996

                                     or

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the transition period from                  to
                                     -----------------   ------------------

Commission File Number 0-23426
                       -------

                          REPTRON ELECTRONICS, INC.
             ---------------------------------------------------
           (Exact name of registrant as specified in its charter)

                Florida                             38-2081116
------------------------------------------    -----------------------------
   (State or other jurisdiction              (I.R.S. Employer Identification
    of incorporation or organization)         Number)

                 14401 McCormick Drive, Tampa, Florida               33626
                 -------------------------------------             -------
               (Address of principal executive offices)          (Zip Code)



Registrant's telephone number, including area code: (813) 854-2351
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

   Title of Each Class             Name of Each Exchange on Which Registered
   -------------------             -----------------------------------------
   Common Stock, $.01 par value    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes    X              No
                 -------              -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   (X)

The aggregate market value of shares of the registrant's common stock held by non-affiliates of the registrant as of February 28, 1997, was
                                          -----------------
approximately $71,446,800.
               ----------

The number of shares of the registrant's common stock issued and outstanding as of February 28, 1997 was 6,065,519.
      -----------------     ---------
Documents Incorporated by Reference:

Parts of the Company's definitive proxy statement for the Annual Meeting of the Company's Shareholders to be held on April 15, 1997 are incorporated by reference into Part III of this Form.


                           REPTRON ELECTRONICS, INC.
                                   FORM 10-K
                      Fiscal Year ended December 31, 1996


  Item
Number in
Form 10-K                            PART I                           Page
---------                                                             ----
    1.    Business.....................................................  1
    2.    Properties................................................... 11
    3.    Legal Proceedings............................................ 11
    4.    Submission of Matters to a Vote of Security Holders.........  11
                                    PART II
    5.    Market for the Registrant's Common Stock and
          Related Stockholder Matters.................................  12
    6.    Selected Financial Data.....................................  13
    7.    Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................  13
    8.    Financial Statements and Supplementary Data.................  20
    9.    Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure......................  20
                                   PART III
   10.    Directors and Executive Officers of the Registrant..........  20
   11.    Executive Compensation......................................  20
   12.    Security Ownership of Certain Beneficial Owners
          and Management..............................................  20
   13.    Certain Relationships and Related Transactions..............  20
                                    PART IV
   14.    Exhibits, Financial Statements, Schedule,
          and Reports on Form 8-K.....................................  21


                                     PART 1


Item 1.  Business

   This document contains certain forward-looking statements regarding future financial condition and results of operations and the Company's business operations. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions are intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including industry and economic conditions, customer actions and other factors discussed in this and the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.


General

   Reptron Electronics, Inc. (the "Company") is an integrated electronics company operating as a distributor of electronic components and a contract manufacturer of electronic products. The Company was founded in 1973 as a distributor of electronic components and, through Reptron Distribution, is currently a leading national distributor of electronic components. In 1986, the Company entered the contract manufacturing business through the acquisition of K-Byte Manufacturing. The Company believes that its two business activities are complementary and serve to distinguish the Company from its competitors. See "Notes to Consolidated Financial Statements,
Note N - Financial Information About Industry Segments."

   Reptron Distribution is authorized to sell over 60 vendor lines of semiconductors, passive products and electromechanical components, including more than 35,000 different items. Reptron Distribution sells to over 9,000 customers representing diverse industries including robotics, telecommunications, computers and computer peripherals, consumer electronics, medical, industrial controls and contract manufacturers (including K-Byte Manufacturing). Currently, Reptron Distribution operates 20 offices located throughout the United States.

   K-Byte Manufacturing provides contract electronics manufacturing and design-for-manufacturability engineering services to original equipment manufacturers ("OEMs") representing a wide range of industries including telecommunications, banking and medical services. K-Byte Manufacturing specializes in high quality, technologically complex printed circuit board assemblies with computer-automated equipment using surface mount technology ("SMT") and pin-through-hole ("PTH") interconnection technologies for customers requiring low-to-medium volume production runs. K-Byte Manufacturing leverages its relationship with Reptron Distribution by utilizing Reptron Distribution's sales force and by using Reptron Distribution to obtain better access to electronic components. K-Byte Manufacturing's facilities are located in Gaylord and Saline, Michigan and Tampa, Florida.

   The Company's overall business strategy is to operate as an integrated electronics company, providing its customers a wide range of products and value-added services as well as a single source for their product, material, assembly and test requirements. The Company believes that K-Byte Manufacturing provides Reptron Distribution with a significant advantage by broadening the selection of products and value-added services that can be offered to Reptron Distribution's customers. Services provided to Reptron Distribution's customers (some of which are provided through K-Byte Manufacturing) include component sales, inventory replenishment programs, in-house stores, component programming, electronic data interchange
("EDI"), concurrent engineering and SMT and PTH manufacturing. Similarly, Reptron Distribution provides K-Byte Manufacturing with advantages by virtue of having access to Reptron Distribution's sales force, large customer base, component allocation and advantages in component purchasing. Accordingly, the Company believes that the combination of its two divisions distinguishes the Company in the electronics industry and provides a high level of value to its customer base.
                                       1

Certain Considerations

   Dependence Upon Few Customers and Other Factors Affecting Manufacturing Operating Results. K-Byte Manufacturing has a limited number of customers, some of which account for a significant part of its sales. The loss of any one or more of these major customers, or a reduction in their level of purchasing, could have a material adverse effect on K-Byte Manufacturing's business and results of operations. The Company's manufacturing operating results are affected by a number of factors, including fixed plant utilization, price competition, the Company's ability to keep pace with technological developments, the degree of automation that can be used in an assembly process, efficiencies that can be achieved by the Company in managing inventories and fixed assets, the timing of orders from major customers, the timing of capital expenditures in anticipation of increased sales, customer product delivery requirements and increased costs and shortages of components and labor. In addition, because of the limited number of K-Byte Manufacturing's customers and the corresponding concentration of its accounts receivable, the insolvency or other inability or unwillingness of its customers to pay for its services could have a material adverse affect on the Company's business and results of operations.

   Absence of Long-Term Sales Contracts. The level and timing of purchase orders placed by K-Byte Manufacturing's customers are affected by a number of factors, including variation in demand for customers' products, customer attempts to manage inventory and changes in the customers' manufacturing strategies. The Company typically does not obtain long-term purchase orders or commitments but instead works with its customers to develop nonbinding forecasts of the future volume of orders. Based on such nonbinding forecasts, the Company makes commitments regarding the level of business that it will seek and accept, the timing of production schedules and the levels and utilization of personnel and other resources. A variety of conditions, both specific to each individual customer and generally affecting each customer's industry, may cause customers to cancel, reduce or delay orders that were either previously made or anticipated. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty, except for payment for services rendered, materials purchased and, in certain circumstances, charges associated with such cancellation, reduction or delay. Significant or numerous cancellations, reductions or delays in orders by customers, or any inability by customers to pay for services provided by the Company or to pay for components and materials purchased by the Company on such customers' behalf, could have a material adverse effect on the Company's business, financial condition and results of operations.

   Relationships with Vendors. Many kinds of components distributed by Reptron Distribution are currently manufactured by a relatively small number of independent vendors. Four vendors collectively accounted for approximately 37.5% of Reptron Distribution's net sales in 1996. The Company does not have long-term distribution contracts with its vendors. These contracts are non-exclusive and typically are cancelable upon 30 days' written notice. Although the Company has established close working relationships for existing product lines with its principal vendors, the Company's future success will depend, in large part, on maintaining such relationships and developing new relationships in connection with its existing and future product lines. The loss of, or significant disruptions in the relationship with, one or more of Reptron Distribution's principal vendors could have a material adverse effect on the Company's business and results of operations.

   Integration of Manufacturing Customers. K-Byte Manufacturing targets customers requiring the production of a wide variety of technologically complex printed circuit board assemblies. The integration of new customers or of new products of existing customers into K-Byte Manufacturing's facilities and processes involves a substantial amount of start-up costs which are incurred prior to any sales revenue generated from these customers. The similtaneous start-up of several new customers could have a material adverse effect on K-Byte Manufacturing's business and results of operations.

   Availability of Components. The Company relies on third-party suppliers for components used in its manufacturing process. Component shortages experienced by the Company and its suppliers may materially adversely affect customer orders for the services of both Reptron Distribution and K-Byte Manufacturing. At various times, there have been shortages of components in the electronics industry and currently the supply of certain electronic components is subject to limited allocations. If shortages of these or other components should intensify or occur in the future, the Company may be forced to delay manufacturing and shipment or to purchase components at higher prices and customer demand for the Company's services may be materially adversely affected. Any of these events could have a material adverse effect on the Company's business and results of operations.

                                      2
   Dependence Upon Employees. The success of the Company to date has been largely dependent upon the efforts and abilities of the senior management staff. The loss of their services for any reason could have a material adverse effect on the Company. In addition, the Company's workforce is largely composed of highly trained individuals with long Company tenure.
The Company's future success will be significantly influenced by its ability to continue to recruit, train and retain a skilled workforce.

   Availability of Workforce. The Company has experienced significant growth in sales and workforce over the past several years. The ability to continue this growth rate will depend upon several factors, including the success of recruiting and training a substantial number of new employees. There can be no assurance that the Company will be able to locate, train and integrate the additional workforce required to accomplish future growth plans.

   Volatility of Component Pricing. The Company sells a significant amount of commodity-type components which have historically experienced volatile pricing. These components include dynamic random access memory and static random access memory products. If market pricing for these components decreases significantly, the Company may experience periods when its investment in component inventory exceeds the market price of such components. Such market conditions could have a negative impact on sales and gross profit margins unless and until the Company's vendors reduce the cost of such components (through price protection rights, if any, outlined in the vendor agreements) to make them competitive. See "Reptron Distribution - Vendors."

   Expansion Through Acquisitions. The Company may expand the geographic scope of its operations through the acquisition of distribution businesses in territories that it has not yet developed. The Company's ability to achieve this objective depends in part upon locating and acquiring distribution businesses that have the requisite customer base and vendor lines. Similarly, the Company may seek to acquire contract manufacturing businesses located in areas that complement its distribution operations. The Company may compete for acquisition and expansion opportunities with entities which have significantly greater resources than the Company. There can be no assurance that suitable acquisition candidates will be available, that financing for such acquisitions will be obtainable on terms acceptable to the Company, that such acquisitions can be consummated or that acquired businesses can be integrated successfully and profitably into the Company's operations.

   Management of Growth. The Company has grown rapidly in recent years, with net sales increasing from approximately $25 million in 1986 (when the Company began implementing its strategy of integrating distribution with contract manufacturing) to approximately $269 million in 1996. There can be no assurance that the Company will be able to sustain its historic rate of revenue growth, continue its recent profitable operations or manage any future growth successfully. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Competition. The Company faces significant competition in the markets served by both Reptron Distribution and K-Byte Manufacturing. Some of the Company's competitors possess substantially greater resources than the Company. Additionally, K-Byte Manufacturing also faces competition from current and prospective customers that evaluate the Company's capabilities against the merits of manufacturing products internally. There can be no assurance that the Company will be able to continue to compete effectively with existing or potential competitors. See "Business - Competition."

   Environmental Compliance. The Company is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its manufacturing process. Any failure by the Company to comply with current and future regulations could subject it to liabilities or the suspension of production. In addition, such regulations could restrict the Company's ability to expand its facilities or could require the Company to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. The Company has not experienced any material adverse effects in the past as a result of environmental regulations.

                                     3


Reptron Distribution

   The Company was founded in 1973 as a distributor of electronic components. Most manufacturers of electronics components rely on independent distributors, such as the Company, to extend their marketing operations. As a stocking, marketing, and financial intermediary, a distributor relieves the manufacturer of part of the costs associated with the stocking and selling of their products, including otherwise potentially sizable investments in inventories, accounts receivable and personnel. At the same time, the distributor offers a broad range of customers the convenience of diverse inventory, flexible deliveries and a wide range of value-added services to help manage material requirements. The growth of the electronics component distribution industry has been fueled by the growing number of electronic component manufacturers that recognize their distributors as essential extensions of their marketing organizations and by customers who recognize the value that distributors add to the total material procurement process

   Products. Reptron Distribution represents over 60 vendor lines and distributes more than 35,000 separate items. The products that the Company distributes can be broadly divided into three main groups: semiconductors, passive products and electromechanical components.

   Semiconductors accounted for approximately 75% of Reptron Distribution's sales in 1996. Reptron Distribution's product offering includes application specific integrated circuits ("ASICs"), a variety of memory devices (e.g., dynamic, static, programmable) and microprocessors and controllers, produced by 26 vendors. The Company represents a number of leading semiconductor manufacturers including Chips & Technologies, Hitachi, NEC, OKI, Orbit Semiconductor and Sharp. Passive products and electromechanical components accounted for the remaining 25% of net sales of Reptron Distribution in 1996
 . Among these components are capacitors, resistors, relays, power supplies, and connectors manufactured by over 35 vendors such as Astec, Dale, Potter & Brumfield and Sprague. Reptron Distribution's largest four vendor lines represented 37.5% of 1996 Reptron Distribution net sales (23.4% of total Company net sales).

   In December 1995, Reptron Distribution created a division devoted solely to selling memory modules. The name of this division is K-Byte Memory Module and its operating results are combined into Reptron Distribution. Some of the memory modules sold by this division are designed by the Company and manufactured by K-Byte Manufacturing. The remainder of the memory modules are produced by other third parties. This memory module division employs a separate sales and support staff that focuses on a different market niche and customer base than was previously serviced by Reptron Distribution. This division sells primarily to computer integrators and value-added resellers. Sales in this niche are generally characterized by higher volumes, lower gross profit margins and lower selling, general and administrative expenses than other electronic component sales generated by Reptron Distribution. Sales from the memory module division have increased rapidly and accounted for 10.2% of Reptron Distribution's net sales in 1996.

   Services. Reptron Distribution complements its product offerings with a wide range of customer services, including inventory control programs (e.g., bonded, in-plant store, just-in-time, point of use replenishment), component programming, contract manufacturing services (through K-Byte Manufacturing) and EDI. These programs and services are increasingly required by customers because they allow customers to decrease the number of suppliers they use and to increase profitability. In 1996, approximately 35% of Reptron Distribution sales were generated through some form of value-added service.
 The Company believes that an increasing percentage of Reptron Distribution sales will be generated through its value-added services program as customers continue to search for ways to reduce costs in the materials supply chain. The Company has invested significantly in capital equipment and support staff to help increase sales from value-added services. For its vendors, Reptron Distribution has developed product promotion and customer identification programs that help vendors build recognition of individual products and target and market to specific types of customers.

   Vendors. In selecting vendors to represent, Reptron Distribution considers numerous factors, including product demand, availability and compatibility with existing product lines. Reptron Distribution has non-exclusive, geographically limited agreements with its vendors for the sale of their products, which is customary in the industry. Reptron Distribution's agreements with vendors do not restrict the Company from selling similar products manufactured by competitors of its vendors, and typically allow termination by either party upon 30 to 90 days' notice.

                                      4
   It is the policy of most vendors to protect distributors, such as the Company, against potential write-down of inventories based upon vendors' price reductions or technological change. Under the terms of most distributor agreements (including most of Reptron Distribution's agreements), if the distributor complies with certain conditions, the vendor is required, pursuant to price protection privileges, to credit the distributor for decreases in inventory value resulting from reductions in the vendor's list prices of the items. In addition, under the stock rotation terms of many distribution agreements (including most of the Company's agreements), the distributor has the right to return to the vendor for credit against current obligations or future orders a specified portion of those inventory items purchased within a designated period. A vendor that elects to terminate a distributor agreement is generally required to purchase from the distributor the total amount of its products carried in inventory. Most of the components sold through the memory module division formed in December 1995 (see "Reptron Distribution-Products") are not supplied under distribution agreements with the Company's vendors, and consequently, this inventory is not subject to the price protection and stock rotation privileges previously described.

   Marketing. Reptron Distribution has developed a focused sales strategy. Large key accounts are identified in each market and field sales personnel are assigned to serve these accounts directly. All other customers in each market are served by telemarketers from the local market or from the corporate headquarters. The telemarketers also service customers in regions of the country where the Company does not have a sales branch office. Telemarketing sales accounted for approximately 6.2% of Reptron Distribution's net sales in 1996.

   Reptron Distribution's marketing plan also includes catalog sales, direct mail, print advertising, field sales events, customer identification programs, seminars and public relations efforts. The Company periodically publishes product catalogs. These catalogs complement the efforts of the sales force by extending the reach of the sales force beyond the confines of the established offices and by building customer awareness of Reptron Distribution's name and product line.

   Training. A key element of the Company's operating philosophy is the training of its employees in order to establish technical competency and to assist in uniform application of the Company's procedures throughout its office network. Reptron Distribution maintains a formal "Reptron University" training program and all of Reptron Distribution's employees are required to participate in these training classes. Additionally, field training takes place on a weekly basis in the branch offices. The Company also created a 16-18 month program for developing product marketing managers.

   Customers. Reptron Distribution has over 9,000 customers located throughout the United States. The largest customer of the Company, Tellabs, Inc., is a customer of both Reptron Distribution and K-Byte Manufacturing. This customer, accounts for approximately 15.7% of Reptron Distribution net sales, 6.9% of K-Byte Manufacturing net sales and 12.4% of total Company net sales. Reptron Distribution's customers are in diverse industries, including robotics, telecommunications, computers and computer peripherals, consumer electronics, medical, industrial controls and contract manufacturers (including K-Byte Manufacturing).

                                      5
   Offices. The Company leases twenty office suites serving as sales offices for Reptron Distribution. These offices average approximately 2,000 square feet in size and contain a small space for warehousing of inventory and sales materials. Lease terms on these facilities range from three to five years and expire at various dates through June 2001. One of these facilities, located in the Detroit area, is owned by the chief executive officer of the Company. The table below shows the location of each office and the date it was established.

                   Office                                 Date Established
                   ______                                 ________________

                   Detroit, Michigan                                  1973
                   Chicago, Illinois                                  1979
                   Tampa, Florida                                     1982
                   Atlanta, Georgia                                   1985
                   Ft. Lauderdale, Florida                            1985
                   Minneapolis, Minnesota                             1986
                   Cleveland, Ohio (1)                                1988
                   Huntsville, Alabama                                1988
                   Raleigh, North Carolina                            1989
                   Philadelphia, Pennsylvania (2)                     1993
                   Baltimore, Maryland (2)                            1993
                   San Jose, California                               1994
                   Boston, Massachusetts (3)                          1995
                   Hartford, Connecticut (3)                          1995
                   Hauppauge (Long Island), New York                  1995
                   Irvine, California (4)                             1995
                   Portland, Oregon (4)                               1995
                   San Diego, California (4)                          1995
                   Seattle, Washington (4)                            1995
                   Salem, New Hampshire (5)                           1996

___________________
(1) The Company opened an office in Columbus, Ohio in 1976, which was merged into the Cleveland, Ohio office in 1991.

(2) The Company acquired a distributor with offices in Philadelphia, Pennsylvania and Baltimore, Maryland in 1993.

(3)   The Company acquired a distributor with offices in the Boston,
Massachusetts and       Hartford, Connecticut metropolitan areas, in 1995.

(4) The Company acquired a distributor with offices in Boston, Massachusetts; Irvine, California; Los Angeles, California; Portland, Oregon; San Diego, California; San Jose, California; and Seattle, Washington in 1995. The Boston and San Jose operations were combined with the previously established sales offices in these territories. The Los Angeles office was merged into the Irvine, California office in late 1995.

(5) The memory module division, K-Byte Memory Module (see "Reptron Distribution - Products") is located at this office.

K-Byte Manufacturing

   The Company entered into the contract manufacturing business through its acquisition of K-Byte Manufacturing in 1986. The basis for the development of the contract manufacturing industry in recent years has been the increasing reliance of OEMs on contract manufacturing specialists such as the Company for the manufacture of printed circuit board assemblies. The Company expects the trend towards outsourcing to contribute to continued growth in the contract manufacturing industry as OEMs continue to outsource their manufacturing requirements and look to contract manufacturers to provide additional services. Outsourcing allows OEMs to take advantage of the manufacturing expertise

                                    6
and capital investments of contract manufacturers, thereby enabling OEMs to
concentrate on their core activities.   Some of the advantages OEMs
receive as a result of outsourcing are:

      - Reduced Time to Market. Because of the intense competitive pressures and rapidly progressing technology in the electronics industry, OEMs are faced with increasingly short product life-cycles and therefore have a growing need to reduce the time required to bring a product to market. OEMs can reduce their time to market by using a contract manufacturer's established manufacturing expertise and infrastructure.

      - Minimized Capital Investment. As electronic products have become more technologically advanced, the manufacturing process has become increasingly automated and highly intricate, and manufacturers have had to invest in new capital equipment at an accelerated rate.
Manufacturing specialists enable OEMs to gain access to advanced manufacturing facilities and equipment, thereby reducing their overall capital equipment requirements.

      - Focused Resources. Because the electronics industry is experiencing greater levels of competition and more rapid technological change, many OEMs increasingly seek to focus their resources on activities and technologies that add greater value. By offering turnkey manufacturing services and comprehensive electronic assembly, manufacturing specialists permit OEMs to focus on their core business activities, such as product development, marketing and distribution.

      - Access to Leading Edge Manufacturing Technology. Electronic products and electronics manufacturing technology have become increasingly sophisticated and complex, making it difficult for OEMs to maintain the necessary technological expertise in process development and control. OEMs desire to work with manufacturing specialists in order to gain access to their process expertise and manufacturing know-how.

      - Improved Inventory Management and Purchasing Power. Electronics industry OEMs are faced with increasing difficulties in planning, procuring and managing their inventories efficiently due to frequent design changes, short product life-cycles, large investments in electronic components, component price fluctuations and the need to achieve economies of scale in materials procurement. OEMs can reduce production costs by using a manufacturing specialist's volume procurement capabilities and expertise in inventory management. By utilizing a manufacturing specialist, OEMs frequently can better manage inventory costs and increase their return on assets.

   Strategy. K-Byte Manufacturing's annual sales have grown to approximately $101 million in 1996. The Company follows a very specific strategy in its contract manufacturing business which includes the following key elements:

   Target Customers Requiring Low-to-Medium Volume Production of Multiple Products. K-Byte Manufacturing focuses on complex assemblies in low-to-medium volumes for commercial and industrial customers. The Company has not been, and does not intend to become, a manufacturer of high volume printed circuit board assemblies for personal computers, consumer oriented products or the automotive industries, which typically have relatively low gross profit margins. K-Byte Manufacturing targets customers requiring a high number of different circuit board assemblies thereby minimizing the exposure to any one product produced for a specific customer. This market niche typically generates higher gross profit margins than the high volume sector.
 K-Byte Manufacturing focuses on the low-to-medium volume batch business because of its general reduced volatility. The Company believes that this policy also assists in attaining its goal of a stable customer base for K-Byte Manufacturing. K-Byte Manufacturing has access to a significant number of these types of customers through its relationship with Reptron Distribution.

   Target Customer Relationships where K-Byte Manufacturing is the Primary Source. K-Byte Manufacturing seeks engagements with customers that have decided to strategically outsource substantially all circuit board assembly.
 Consequently, K-Byte Manufacturing markets its services as a "partnership" with the customer and encourages the customer to view K-Byte Manufacturing as an extension of its own manufacturing capabilities. The Company attempts to avoid relationships where K-Byte Manufacturing is used as an overflow supplier to level peak volume periods for its customers.

   Establish a Balance Among Customers and Industries Served. The Company targets customers in the telecommunications, medical devices, banking and industrial controls/instrumentation industries and seeks to maintain a

                                     7
balance of customers among these industries and within each industry. By balancing its operations among industries and customers, the Company seeks to avoid becoming dependent on any one industry or customer. In addition, the Company believes that the industries that it targets produce products that generally have longer life cycles, more stable demand and less price pressure compared to consumer oriented products.

   The K-Byte Manufacturing approach to the contract manufacturing industry has proven to be successful as sales and the customer base have increased every year since K-Byte Manufacturing was acquired in 1986.

   Manufacturing Operations. K-Byte Manufacturing provides turnkey manufacturing services, including the purchase of customer-specified components from its extensive network of component suppliers (including Reptron Distribution), assembly of components onto printed circuit boards and performance of post-production testing. K-Byte Manufacturing is a service operation that complements the value-added services sold by Reptron Distribution. In certain engagements, the Company completes the assembly of the customers' products by integrating printed circuit board assemblies into other elements of the customers' products (sometimes referred to as total "box build"). Approximately 21% of K-Byte Manufacturing's 1996 revenue was generated by total box build assembly. K-Byte Manufacturing attempts to undertake as much of a given manufacturing process as is feasible and generally does not perform labor-only, consignment assembly functions unless they provide a direct route to turnkey contracts.

   K-Byte Manufacturing provides design-for-manufacturability engineering services as well as SMT conversion and printed circuit board layout services for existing products. The Company also provides test process design capabilities that include the design and development of test fixtures and procedures and software for both in-circuit tests and functional tests of circuit boards, components and products.

   In its manufacturing services, the Company offers both SMT and PTH interconnection technologies. SMT is a computer-automated process that allows the placement of a higher density of components directly on both sides of a printed circuit board. The SMT process is a more recent advancement over the mature PTH technology which normally permits electronic components to be attached to only one side of a printed circuit board by inserting components into holes drilled through the board. The SMT process allows OEMs to use advanced circuitry, while at the same time permitting the placement of a greater number of components on a printed circuit board without having to increase the size of the board. By allowing increasingly complex circuits to be packaged with the components placed in closer proximity to each other, SMT greatly enhances circuit processing speed and thus board and system performance. The SMT process allows a reduction in the number of printed circuit boards required per system and allows the use of more fully automated production processes.

   K-Byte Manufacturing performs PTH assembly both manually and with computer-automated component insertion and soldering equipment. Although SMT is the leading interconnection technology, the Company intends to continue providing PTH assembly services for its customers. PTH is of continuing viability because most printed circuit boards assembled using SMT require some PTH assembly. In addition, certain current and prospective customers have not shifted or do not wish to change their manufacturing process to utilize SMT.

K-Byte Manufacturing considers its key competitive advantages to include its expertise in low-to-medium volume, flexible batch processing, its provision for value-added services and its material management techniques (as a result of its integration with Reptron Distribution). Management believes that K-Byte Manufacturing's expertise in flexible, batch processing differentiates it from its high-volume competitors due to the difficulty of economically fulfilling a large number of batch contracts. K-Byte Manufacturing's focus on low-to-medium volume batch processing, resulted in the manufacture of approximately 2,000 different types of circuit board assemblies generating approximately $101 million in net sales in 1996.

   K-Byte Manufacturing is able to manage its materials procurement and inventory management functions in a highly efficient manner through its relationship with Reptron Distribution. The inherent scheduling and procurement challenges in low-to-medium volume production of a high number of different circuit board assemblies requires a high level of expertise in material procurement. K-Byte Manufacturing currently manages a supply chain that provides approximately 56,000 different part types which are required to produce approximately 2,000 different types of circuit board assemblies.
 The Company developed this materials procurement competency through its experience as a component distributor.

                                     8
   Marketing and Customers. K-Byte Manufacturing focuses on a very specific niche within the contract manufacturing industry. Generally, the Company will pursue opportunities with customers that meet the following criteria:

       -     Requires low-to-medium volume circuit board assembly.

       - Requires a high number of different types of circuit board assemblies to be produced.

       -     K-Byte Manufacturing becomes the primary source.

       - Operates in growth industries including telecommunications, medical devices and industrial applications (the Company specifically avoids the personal computer industry, automotive industry and consumer products.)

       - Desires to invest and commit to a long-term manufacturing relationship.

       - Requires turnkey assembly only with emphasis on engagements requiring total box build and engineering support services.

   Training. The Company believes that its highly trained and productive work force is an essential element in its ability to compete effectively and the Company is committed to continuous substantial investment in training its employees. K-Byte Manufacturing has developed a formal training program taught by Company employees at an in-house "K-Byte Academy," which includes classes in technical training and employee personal skills in areas such as communication, team building and leadership. Additionally, K-Byte Manufacturing cross-trains its employees to perform multiple job functions.

   Manufacturing Facilities. K-Byte Manufacturing operates from plants located in Gaylord and Saline, Michigan and Tampa, Florida. The Gaylord, Michigan facility is owned by the Company and was constructed in 1988. The Company completed a 22,000 square foot addition to this plant in 1995 at a cost of approximately $700,000. The Gaylord facility now totals approximately 72,000 square feet. The Tampa manufacturing plant was originally housed in the corporate headquarters facility. In the first quarter of 1997, the Company completed the construction of a 150,000 square foot manufacturing and warehouse facility located adjacent to the corporate headquarters building in Tampa. K-Byte Manufacturing completed the move into this new facility in the first quarter of 1997. Both of these manufacturing facilities are highly automated and capable of producing assemblies and sub-assemblies in high, medium and low volume runs. They are equipped with advanced SMT assembly equipment and PTH insertion equipment. The Company has a variety of automated and manual test equipment capable of performing in-circuit and functional testing, as well as a skilled staff of technicians who perform customer-specific or product-specific testing requirements.

   The Saline, Michigan plant is located in a 15,000 square foot, rented building. This facility is equipped for prototype assembly and shorter production runs, services that cannot be efficiently provided at the larger plants. The Company believes the three facilities, depending on product mix, can accommodate approximately $225 million in annual contract manufacturing net sales based on the types of business currently transacted by K-Byte Manufacturing.

Competition

   Both Reptron Distribution and K-Byte Manufacturing face substantial competition. Many of the Company's competitors in each division have significantly greater financial resources and broader name recognition than the Company. Reptron Distribution faces competition from hundreds of electronic component distributors of various sizes, locations and market focuses (e.g., military, commercial, consumer) and competes principally on the basis of product selection and value-added customer service. Vendor representation and product diversity create a segmentation among distributors. Reptron Distribution has several primary competitors that carry similar significant Japanese semiconductor vendors. Reptron Distribution attempts to differentiate itself from these competitors through its wide offering of value-added services including contract manufacturing (through K-Byte Manufacturing).

   K-Byte Manufacturing competes in a highly fragmented market composed of a diverse group of U.S. based contract manufacturers. The Company believes that the primary bases of competition in its markets are manufacturing flexibility, price, manufacturing quality, advanced manufacturing technology and reliable delivery. Many contract manufacturers

                                      9
operate high-volume facilities and focus on target markets, such as the computer industry, that K-Byte Manufacturing does not directly seek to serve. The Company believes that by focusing on low-to medium-volume productions, by manufacturing products using Reptron Distribution's product line and by leveraging Reptron Distribution's sales force and customer base, K-Byte Manufacturing can compete effectively.

Management Information Systems

   The Company has made significant investments in computer hardware, software and Management Information Systems ("MIS") personnel. The MIS department totals 14 individuals who are responsible for hardware upgrades, maintenance of current software and related data bases and augmenting software packages with custom programming.

   The Company operates MIS for both Reptron Distribution and K-Byte Manufacturing with UNIX-based software packages written in a fourth generation language. Reptron Distribution operates an integrated distribution software package that has been greatly enhanced with custom programming. This system allows management to direct the entire Reptron Distribution operation by connecting all twenty sales offices to the corporate headquarters. In 1996, Reptron Distribution significantly upgraded the software which operates its main warehouse in Tampa, Florida. This upgrade combines bar code technology with sophisticated conveyor systems and random storage of electronic components. The entire warehouse system is controlled and organized by software written and implemented by the Company's MIS staff. The Reptron Distribution software package accommodated the integration of two businesses purchased in 1995 and is expected to be sufficient for the Company's growth strategy. K-Byte Manufacturing operates an integrated MRP II package which has also been greatly enhanced by the Company's MIS staff through custom programming. This system is used to operate and integrate all three manufacturing plants with central administrative functions. The K-Byte Manufacturing software system is also expected to accommodate the Company's growth strategy.

   The UNIX-based software used by the Company may be operated on a variety of hardware platforms. Therefore, the Company is not restricted to the use of computer hardware from any one supplier and does not have the constraints associated with proprietary hardware or software.

   The Company will be converting its present hardware and software systems to a client server based system beginning in 1997. This Windows based system should improve productivity and facilitate the integration of internet and intranet software applications. The Company currently maintains a web home page that provides a wide variety of information as well as links to vendors and customers. The internet address is: http:// www.reptron.com.

Backlog

   Backlog of Reptron Distribution as of December 31, 1996 was approximately $36.6 million, as compared to approximately $49.3 million at December 31, 1995. Reptron Distribution includes in backlog only those product shipment orders for which a confirmed customer order has been received on the date on which the backlog is computed. A growing percentage of Reptron Distribution's sales are generated through its in-plant store value-added program (See "Business-Reptron Distribution-Services"). These orders are not included in backlog as the booking and billing are both recorded when the customer pulls inventory from the in-plant store. In 1996, 19.8% of Reptron Distribution's sales were generated by in-plant stores as compared to 8.9% in 1995. Backlog for K-Byte Manufacturing totaled $38.8 million as of December 31, 1996 and $27.9 million as of December 31, 1995. K-Byte Manufacturing includes in backlog only specific purchase orders or product releases that it has received under manufacturing agreements it has established with customers. Typically, customers release orders to K-Byte Manufacturing in 120-day increments. Because of the possibility of customer changes in delivery schedules, cancellations of orders and potential delays in product shipment and performance, the Company's backlog on any particular date may not be representative of revenues for any succeeding period.

Employees

   As of January 1, 1997, the Company employed 1,242 persons, of whom 328 were dedicated to Reptron Distribution, 889 were dedicated to K-Byte Manufacturing and 25 were corporate employees. The Company has no collective bargaining agreements with any of its employees, has never experienced any material labor disruption and is not aware of any current efforts or plans to organize its employees.

                                        10
Item 2.    Properties

   The Company occupies a number of facilities located throughout the United States. Currently, it operates three manufacturing facilities, twenty sales offices, one main warehouse and a corporate headquarters facility.

   Owned facilities. The Company owns a 77,500 square foot facility in Tampa, Florida which houses centralized corporate support personnel, management staff and executive offices for Reptron Distribution and K-Byte Manufacturing. The Tampa sales office and telemarketing operations for Reptron Distribution are also located in this facility. The Company also owns a 150,000 square foot facility located on property adjacent to the corporate headquarters facility. The Tampa K-Byte Manufacturing plant and the main warehouse for Reptron Distribution occupy this 150,000 square foot facility. This new building was completed in the first quarter of 1997 at a cost of approximately $8.0 million, exclusive of land costs. These two buildings, located in Tampa, Florida, have been financed through a portion of the Company's long-term revolving credit facility (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). The debt outstanding on these facilities totaled approximately $9.3 million as of December 31, 1996.

   The Company also owns a 72,000 square foot K-Byte Manufacturing facility in Gaylord, Michigan. This plant was constructed in 1988 and a 22,000 square foot addition was completed in the fourth quarter of 1995. The Gaylord facility is subject to two mortgages totaling approximately $983,000.

   Leased facilities. The Company leases a 15,000 square foot facility in Saline, Michigan which houses a K-Byte Manufacturing plant designed to service smaller production runs. The Company also leases twenty office suites serving as sales offices for Reptron Distribution. These offices average approximately 2,000 square feet in size and contain a small space for warehousing inventory and sales materials. Lease terms on these offices range from three to five years and expire at various dates through June, 2001. One of these locations, in the Detroit area, is owned by the Chief Executive Officer of the Company.


Item 3.    Legal Proceedings

   The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims which were outstanding as of December 31, 1996 should have a material adverse impact on its financial condition or results of operations.


Item 4.     Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ending December 31, 1996.

                                      11

                                       PART II

Item 5.    Market for the Registrant's Common Stock and Related Stockholder
Matters

   The Company's common stock is traded on The NASDAQ National Market System under the symbol "REPT". The following table sets forth for the periods indicated, the high and low closing prices of the common stock as reported by The NASDAQ National Market System.

Fiscal 1995                              High          Low
-----------                              ----          ---
First Quarter                          $13 7/8       $ 8 3/4
Second Quarter                         $16           $12 5/8
Third Quarter                          $18 1/8       $14
Fourth Quarter                         $18 1/8       $13 1/2

Fiscal 1996                              High         Low
-----------                              ----         ---
First Quarter                          $16 1/2       $12 1/2
Second Quarter                         $19           $14 3/4
Third Quarter                          $18 1/2       $15 1/4
Fourth Quarter                         $20 3/4       $16 1/2


   On February 28, 1997, the last sale price of the common stock as reported by The NASDAQ National Market System was $22 3/4 per share.

   As of February 28, 1997 there were approximately 130 holders of record of the Company's common stock and approximately 2,000 beneficial shareholders.

   The Company has never declared or paid dividends on its common stock.
The Company does not intend for the foreseeable future to declare or pay any cash dividends and intends to retain earnings, if any, for the future operation and expansion of the Company's business. The Company's current line of credit restricts the payment of dividends to the lesser of $1.0 million or 25% of net income in any fiscal year without the approval of the lenders.

                                           12



Item 6.    Selected Financial Data

   The following table summarizes selected financial data of the Company and should be read in conjunction with Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition
and Results of Operations" included elsewhere herein.

                                                    Year Ended December 31,
                                       ----------------------------------------------
                                        1992        1993        1994        1995        1996
                                     ---------   ---------   ---------   ---------   ---------
                                      (In thousands, except share and per share data)
Operating Statement Data:

Net sales, Reptron Distribution     $   48,872  $   71,346  $   96,003  $  140,146  $  168,279
Net sales, K-Byte Manufacturing         34,541      55,661      68,002      83,198     100,658
                                     ---------   ---------   ---------   ---------   ---------

   Total net sales                  $   83,413  $  127,007  $  164,005  $  223,344  $  268,937
                                     =========   =========   =========   =========   =========
Gross profit, Reptron Distribution  $    9,968  $   15,245  $   18,780  $   27,500  $   34,364
Gross profit, K-Byte Manufacturing       4,613       9,023      11,431      12,663      17,485
                                     ---------   ---------   ---------   ---------   ---------
   Total gross profit                   14,581      24,268      30,211      40,163      51,849
Selling, general and administrative
   expenses                             11,217      16,455      19,051      26,586      35,023
                                     ---------   ---------   ---------   ---------   ---------
Operating income                         3,364       7,813      11,160      13,577      16,826
Interest expense                         1,363       1,811       1,474       2,767       4,025
                                     ---------   ---------   ---------   ---------   ---------
Earnings before income taxes             2,001       6,002       9,686      10,810      12,801
Income taxes                               807       2,400       3,823       4,324       5,148
                                     ---------   ---------   ---------   ---------   ---------
Net earnings                        $    1,194  $    3,602  $    5,863  $    6,486  $    7,653
                                     =========   =========   =========   =========   =========
Net earnings per share              $      .27  $      .81  $     1.03  $     1.05  $     1.24
                                     =========   =========   =========   =========   =========
Weighted average number of shares
 used in computing above amounts     4,442,069   4,442,069   5,713,808   6,170,265   6,179,231
                                     =========   =========   =========   =========   =========

                                                            December 31,
                                     ---------------------------------------------------------
                                        1992        1993        1994        1995        1996
                                     ---------   ---------   ---------   ---------   ---------
                                                            (In thousands)
Balance Sheet Data:
Working capital                    $    15,660  $   28,328  $   40,490  $   75,629  $   77,231
Total assets                            30,710      51,917      70,073     133,738     138,632
Long-term obligations, including
  note payable and current portion      15,763      28,797      20,798      65,110      67,345
Shareholders' equity                     3,834       7,436      34,415      40,948      48,690



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This discussion contains certain forward-looking statements regarding future financial condition and results of operations and the Company's business operations. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions are intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including industry and economic conditions, customer actions and other factors discussed in this and the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

                                      13

General

   Reptron Electronics, Inc. is an integrated electronics company operating as a distributor of electronic components and a contract manufacturer of electronic products.

   Reptron Distribution has 20 sales offices, located throughout the United States, which are supported from the corporate headquarters in Tampa. The Tampa headquarters maintains centralized operations including corporate product marketing, component programming, MIS, warehousing and division senior management. Each branch sales office is connected to the Tampa headquarters electronically by computer data lines.

   Reptron Distribution sales are recognized upon shipment. Net sales from Reptron Distribution to K-Byte Manufacturing are eliminated for Financial Statement presentation. Cost of sales for Reptron Distribution includes only the costs of materials (electronic components). Selling, general and administrative expenses include salaries, sales commissions, fringe benefits, telephone, training, rent, insurance, travel, entertainment, and all other costs required to operate the division, including corporate overhead charges.

   In 1986, the Company began implementing its current strategy of integrating contract manufacturing with electronics distribution with its acquisition of K-Byte Manufacturing, which primarily offers contract manufacturing services to its customers on a turnkey basis pursuant to customer designs. In turnkey contracts, K-Byte Manufacturing purchases the electronic components and other material used in assembly and charges for these items in addition to its labor and manufacturing costs. For strategic reasons, K-Byte Manufacturing does not pursue consignment business, in which the customer supplies the product material and pays only for labor and manufacturing costs. The Company believes that by retaining total responsibility for material procurement it can achieve greater control of the manufacturing process and can leverage the strengths of Reptron Distribution. K-Byte Manufacturing's contracts with customers address the customer's obligations relative to cancellation, component price increases, engineering change notices, inventory (stores, work-in-process and vendor stock) and payment terms.

   K-Byte Manufacturing sales are recognized upon shipment. Cost of goods sold for K-Byte Manufacturing includes the cost of materials, labor and manufacturing overhead. K-Byte Manufacturing's selling, general and administrative expenses include management and administrative salaries, travel, entertainment, office expenses and corporate overhead charges.

   The Company has centralized many of its operations, including finance, accounting, legal, credit and collections, MIS, human resources and senior management. These functions are performed by personnel in the corporate headquarters in Tampa, who serve both divisions of the Company. Certain economic and integration benefits are realized by centralizing these functions, and costs associated with these centralized functions are allocated to each division through corporate overhead charges.
 Additionally, each division can concentrate on its core business and focus on serving customers without being distracted by administrative issues. The Company believes that through this centralization it can better control overhead expenses and spread the costs of centralized functions over a larger sales base, that can expand as a result of internal growth and acquisitions. Management believes this centralization also helps the Company in its continuous efforts to reduce overhead expenses relative to sales and thereby increase profitability.

                                      14
Results of Operations

   The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by each line item presented, except for Reptron Distribution and K-Byte Manufacturing gross profit, which is presented as a percentage of net sales of the respective segments:

                                                  Year Ended December 31,
                                              ------------------------------
                                                1994       1995       1996
                                              --------   --------   --------
Net sales, Reptron Distribution ..............   58.5%      62.7%      62.6%
Net sales, K-Byte Manufacturing ..............   41.5       37.3       37.4
                                              --------   --------   --------
   Total net sales ...........................  100.0%     100.0%     100.0%
                                              ========   ========   ========
Gross profit, Reptron Distribution ...........   19.6%      19.6%      20.4%
                                              ========   ========   ========
Gross profit, K-Byte Manufacturing ...........   16.8%      15.2%      17.4%
                                              ========   ========   ========
Total gross profit ...........................   18.4%      18.0%      19.3%
Selling, general and administrative expenses ..   11.6       11.9       13.0
                                              --------   --------   --------
Operating income ..............................    6.8        6.1        6.3
Interest expense ..............................     .9        1.2        1.5
                                              --------   --------   --------
Earnings before income taxes .................    5.9%       4.9%       4.8%
                                              ========   ========   ========
Net Earnings .................................    3.6%       2.9%       2.8%
                                              ========   ========   ========


1996 Compared to 1995

   Net Sales. Total net sales increased $45.6 million, or 20.4%, from $223.3 million in 1995 to $268.9 million in 1996.

   Reptron Distribution net sales increased $28.2 million, or 20.1%, from $140.1 million in 1995 to $168.3 million in 1996. Net sales generated from locations added as a result of the 1995 acquisitions of Cronin Electronics and Western Micro Technology totaled approximately $30.4 million during 1996, of which approximately $7.0 million represents an increase for the period that these locations did not operate during 1995. The memory module division, established in December, 1995, generated an increase in net sales of approximately $17.2 million. Approximately $800,000 of the net sales increase was generated by a new sales branch. The remainder of the net sales increase, approximately $3.2 million, or 2.3%, was generated by sales offices with greater than twelve months of sales history with Reptron Distribution. The largest customer of the Company, Tellabs, Inc., is a customer of both Reptron Distribution and K-Byte Manufacturing. This customer, accounts for approximately 15.7% of Reptron Distribution net sales, 6.9% of K-Byte Manufacturing net sales and 12.4% of total Company net sales. The highest volume sales office accounted for 21.4% of total Reptron Distribution net sales.

   Sales of semiconductors accounted for 74.8% of 1996 Reptron Distribution's net sales, with the remaining sales generated from passive components (20.2%) and electromechanical components (5%). The percentage of 1996 revenue derived from semiconductor sales increased from 73.8% in 1995, primarily as a result of sales generated by the memory module division, established in December, 1995. Reptron Distribution's major vendor lines remained relatively stable in 1996, with sales generated from the top four vendors accounting for approximately $63.0 million, or 37.5% of Reptron Distribution's 1996 net sales.

   K-Byte Manufacturing net sales increased $17.5 million, or 21.0%, from $83.2 million in 1995 to $100.7 million in 1996. Sales to new customers accounted for approximately $4.5 million of increased sales in 1996. The remainder of the increase in net sales, approximately $13.0 million, was generated by the previously existing K-Byte Manufacturing customer

                                     15
base. K-Byte Manufacturing transacted business with approximately 35 customers in 1996 with the largest three customers representing approximately 16.1%, 10.1% and 8.9%, respectively, of K-Byte Manufacturing 1996 net sales (6.0%, 3.7% and 3.3% of total Company net sales). Sales to customers in the telecommunications industry accounted for 22.3% of K-Byte Manufacturing 1996 net sales, while sales to customers in the banking industry accounted for 20.2% of net sales, and sales to the medical industry accounted for 15.1% of net sales.

   The Tampa, Florida manufacturing plant accounted for 60.4% of 1996 K-Byte Manufacturing net sales, with the Gaylord, Michigan plant totaling 36.0% of net sales and the Saline, Michigan, short production run plant accounting for the remaining 3.6%.

   Gross Profit. Total gross profit increased $11.6 million, or 29.1%, from $40.2 million in 1995 to $51.8 million in 1996. The gross profit percentage for the Company increased from 18.0% in 1995 to 19.3% in 1996.

   Reptron Distribution's gross profit increased $6.9 million, or 25.0%, from $27.5 million in 1995 to $34.4 million in 1996 and the gross profit percentage increased from 19.6% in 1995 to 20.4% in 1996. Fourth quarter gross profit percentage increased from 19.0% in 1995 to 20.8% in 1996. This increase in gross profit percentage was generated despite the negative impact of lower margin sales generated by the memory module division. Sales in this niche are characterized by high volumes, lower gross profit margins and lower selling and administrative expenses than other electronic component sales generated by Reptron Distribution. The increase in fourth quarter and annual gross profit margins in 1996 is primarily the result of an increase in the percentage of sales that were generated from Reptron Distribution's value-added services. Value-added sales generally carry higher gross profit percentages than traditional electronic component sales.

   K-Byte Manufacturing's gross profit increased $4.8 million, or 38.1%, from $12.7 million in 1995 to $17.5 million in 1996. The gross profit percentage increased from 15.2% in 1995 to 17.4% in 1996. Fourth quarter gross profit percentage increased from 14.3% in 1995 to 18.7% in 1996. Price reductions for many types of electronic components used by K-Byte Manufacturing have helped improve annual and fourth quarter gross profit margins. In addition, the increase in net sales has resulted in higher fixed overhead cost absorption allowing for higher gross profit margins.

   Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased $8.4 million, or 31.7%, from $26.6 million in 1995 to $35.0 million in 1996. These expenses, as a percentage of net sales, increased from 11.9% in 1995 to 13.0% in 1996. The Western Micro Technology and Cronin Electronics acquisitions accounted for approximately $1.1 million of the increase in selling, general and administrative expenses. The remainder of the increase resulted from higher variable costs associated with the increase in net sales.

   Interest Expense. Interest expense increased $1.2 million, or 45.5%, from $2.8 million in 1995 to $4.0 million in 1996. This increase resulted primarily from an increase in the average outstanding working capital debt of approximately $16.0 million or 46.7% from $34.3 million during 1995 to $50.3 million during 1996. The Western Micro Technology and Cronin Electronics acquisitions resulted in cash expenditures totaling approximately $12.6 million. These acquisitions, along with substantial increases in net sales, have required significantly higher amounts of working capital bank debt.

                                      16
1995 Compared to 1994

   Net Sales. Total net sales increased $59.3 million, or 36.2%, from $164.0 million in 1994 to $223.3 million in 1995.

   Reptron Distribution net sales increased $44.1 million, or 46.0%, from $96.0 million in 1994 to $140.1 million in 1995. Net sales generated from the Cronin Electronics and Western Micro Technology acquisitions accounted for approximately $20.1 million of the increase in net sales. The remainder of the net sales increase (approximately $24.0 million, or 25.0% over 1994 net sales) was generated by the previously established offices of Reptron Distribution. No single branch office accounted for greater than 12.6% of Reptron Distribution net sales and the largest customer represented 6.4% of Reptron Distribution net sales (4.0% of total Company net sales).

   Sales of semiconductors accounted for 73.8% of 1995 Reptron Distribution's net sales, with the remaining sales generated from passive components (21.0%) and electromechanical components (5.2%). The percentage of 1995 revenue generated by semiconductor sales increased in the second half of 1995, primarily as a result of the purchase of Western Micro Technology. Western Micro Technology generated all of its revenue from semiconductor sales prior to the acquisition. Reptron Distribution's major vendor lines remained relatively stable in 1995 with sales generated from the top five vendors increasing $39.3 million in 1995. Sales from new vendor lines accounted for $9.0 million of 1995 Reptron Distribution net sales.

   K-Byte Manufacturing net sales increased $15.2 million, or 22.3%, from $68.0 million in 1994 to $83.2 million in 1995. Sales to four major new customers accounted for approximately $21.1 million of increased sales in 1995. These increases were partially offset by the intentional reduction in sales of approximately $3.0 million to a financially troubled customer. The remainder of the change in net sales resulted from differing customer requirements in 1995. K-Byte transacted business with approximately 25 customers in 1995 with the largest three customers representing approximately 15.1%, 9.4% and 8.1%, respectively, of K-Byte Manufacturing 1995 net sales (5.6%, 3.5% and 3.0% of total Company net sales). Sales to customers in the telecommunications industry accounted for 27.9% of K-Byte Manufacturing 1995 net sales, while sales to customers in the banking industry accounted for 20.4% of net sales, and sales to the medical industry accounted for 10.6% of net sales.

   The Tampa, Florida manufacturing plant accounted for 58.7% of 1995 K-Byte Manufacturing net sales, with the Gaylord, Michigan plant totaling 36.8% of net sales and the Saline, Michigan, short production run plant accounting for the remaining 4.5%. The percentage of K-Byte Manufacturing net sales generated from the Tampa, Florida facility increased 6.2% in 1995 resulting primarily from three new customers placing orders with this plant.

   Gross Profit. Total gross profit increased $10.0 million, or 32.9%, from $30.2 million in 1994 to $40.2 million in 1995. The gross profit percentage for the Company decreased from 18.4% in 1994 to 18.0% in 1995.

   Reptron Distribution's gross profit increased $8.7 million, or 46.4%, from $18.8 million in 1994 to $27.5 million in 1995 and the gross profit percentage remained unchanged at 19.6% in both 1994 and 1995. However, fourth quarter gross profit percentage decreased from 19.9% in 1994 to 19.0% in 1995. This fourth quarter reduction resulted primarily from semiconductor sales generated on the West Coast from the Western Micro Technology acquisition because this region is characterized by higher sales volumes at lower gross profit margins. Additionally, pricing for certain memory components decreased in the fourth quarter resulting in lower gross profit margins.

   K-Byte Manufacturing's gross profit increased $1.2 million, or 10.8%, from $11.4 million in 1994 to $12.7 million in 1995. The gross profit percentage decreased from 16.8% in 1994 to 15.2% in 1995. The decrease in K-Byte gross profit margins resulted primarily from a change in the mix of business and continues to reflect a very competitive industry.

   Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased $7.5 million, or 39.6%, from $19.1 million in 1994 to $26.6 million in 1995. These expenses, as a percentage of net
sales, increased from 11.6% in 1994 to 11.9% in 1995.   The Western Micro
Technology and Cronin Electronics acquisitions accounted for approximately $3.4 million of the increase in selling, general and administrative expenses. The remainder of the increase resulted from higher variable costs associated with the increase in net sales.

                                     17
   Interest Expense. Interest expense increased $1.3 million, or 87.7%, from $1.5 million in 1994 to $2.8 million in 1995, primarily as a result of higher levels of working capital debt incurred in 1995. The Western Micro Technology and Cronin Electronics acquisitions resulted in cash expenditures totaling approximately $12.6 million. These acquisitions, along with substantial increases in net sales, have required significantly higher amounts of working capital bank debt. Borrowings under the bank credit line increased from $16.0 million on December 31, 1994 to $52.1 million on December 31, 1995.

Currency Fluctuation

   The Company pays for its purchases from foreign sources, including Japanese manufacturers, in U.S. dollars, which reduces the adverse effects of currency fluctuations. The Company has not experienced substantial adverse effects from currency fluctuations to date.


Liquidity and Capital Resources

   Since inception, the Company has primarily financed its operations through bank credit lines, capital equipment leases and short-term financing through supplier credit lines. Additionally, on March 28, 1994, the Company completed its initial public offering of common stock. On April 5, 1994, the Company received net proceeds totaling $21.1 million from the offering, which was used to reduce the bank credit line.

   The Company is a party to an Amended and Restated Revolving Credit and Reimbursement Agreement dated June 29, 1995 (the "Credit Agreement"). Pursuant to the Credit Agreement, four lenders have made available to the Company a $55 million revolving credit facility. The lenders may advance funds to the Company pursuant to two types of loans, each of which bears a separate rate of interest. As long as the Company is not in default under the Credit Agreement, and upon notice to the lender, the Company may convert advances from one type of loan to the other. Interest rates on advances made under the Credit Agreement ranged from 7.25% to 8.25% as of December 31, 1996. Borrowings under the Credit Agreement are collateralized by all of the Company's inventory and accounts receivable. The Credit Agreement contains certain financial covenants including, requiring the Company to maintain a minimum tangible net worth, maintain various financial ratios and limit the amount of capital expenditures. In addition, the Credit Agreement requires the financial institutions' approval of dividends in excess of the lesser of $1,000,000 or 25% of net earnings, thereby restricting the distribution of the retained earnings of the Company. The Company was in compliance with all financial covenants as of December 31, 1996. The Credit Agreement is scheduled to terminate on June 30, 1999 but may be extended by agreement.

The Company has entered into various capital lease transactions with several leasing companies to finance capital expenditures, primarily in K-Byte Manufacturing. These leases had an aggregate balance outstanding of $6.5 million as of December 31, 1996. The leases bear interest at rates ranging from 7.4% to 11.1% and expire at various dates through December, 2001.

   The Company's operating activities generated cash of approximately $10.6 million in 1996. This increase in liquidity resulted primarily from net earnings of $7.7 million, a $4.3 million decrease in inventories, a $1.4 million decrease in accounts receivable, and a $1.5 million increase in accrued expenses and income taxes payable. These items were offset by a $6.6 million decrease in accounts payable. The decrease in inventory resulted primarily from an increase in Reptron Distribution's inventory turns from a fourth quarter average of 4.0 times in 1995 to 5.3 times in 1996. K-Byte Manufacturing inventory turns decreased from a fourth quarter average of 4.0 times in 1995 to 3.5 times in 1996. The complex process associated with integrating ten new customers, representing over 290 different circuit board assemblies, into the K-Byte Manufacturing production process is the primary reason for the reduced inventory turns in 1996. The Company's accounts receivable collections averaged 51 days as of December 31, 1996.

   The Company's capital expenditures, including capital leases, were approximately $8.0 million in 1994, $10.3 million in 1995 and $12.7 million in 1996. In 1994, the Company purchased its corporate headquarters building in Tampa, Florida and a 336-acre parcel adjacent to its headquarters for construction of its manufacturing and warehouse facility (see "Properties").
 These items accounted for approximately $4.0 million of the 1994 capital expenditures total. In 1995, the

                                     18
Company added 22,000 square feet onto its K-Byte Manufacturing facility in Gaylord, Michigan and initiated construction on a 150,000 square-foot building adjacent to the corporate headquarters in Tampa, Florida. This building will be used as the main warehouse for Reptron Distribution and the Tampa K-Byte Manufacturing facility. These items accounted for approximately $2.8 million of the 1995 capital expenditures total. The continuing construction of the 150,000 square foot building accounted for approximately $3.5 million of the 1996 capital expenditures. Reptron Distribution warehouse equipment represented approximately $600,000 of the 1996 total capital expenditures. The remainder of the capital expenditures in years 1994 through 1996 were primarily for the acquisition of manufacturing equipment for use in K-Byte Manufacturing. Capital expenditures during the years 1994 through 1996 were funded through capital leases and bank financing.

   In 1995, the acquisitions of Cronin Electronics and the electronic components distribution business of Western Micro Technology was financed through a combination of cash and assumption of specified liabilities. Of the approximately $6.2 million and $13.3 million total consideration, respectively, approximately $12.6 million was in cash with the remainder in the form of assumption of specified liabilities. The cash payment was funded by the bank credit line.

   The Company believes that cash generated from operations and available credit facilities will be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. The Company's future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities and possible acquisitions. In particular, if cash flow from operations and available credit facilities are not sufficient, the Company will be required to seek additional financing. While there can be no assurance that such financing would be available in amounts and on terms acceptable to the Company, the Company believes that such financing likely would be available on acceptable terms.

                                      19
Item 8.   Financial Statements and Supplementary Data

   The financial statements required by this Item are contained in pages F-1 through F-23 of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   None

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant

   Information required by this Item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Shareholders to be held April 15, 1997.

Item 11.   Executive Compensation

   Information required by this Item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Shareholders to be held April 15, 1997.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

   Information required by this Item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Shareholders to be held April 15, 1997.

Item 13.   Certain Relationships and Related Transactions

   Information required by this Item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Shareholders to be held April 15, 1997.

                                    20


                         REPTRON ELECTRONICS, INC.

                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULE




                                                                       Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      F-2


CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets as of December 31, 1995 and 1996          F-3

  Consolidated Statements of Earnings for the years ended
    December 31, 1994, 1995 and 1996                                    F-4

  Consolidated Statement of Shareholders' Equity for the years
    ended December 31, 1994, 1995 and 1996                              F-5

  Consolidated Statements of Cash Flows for the years ended
    December 31, 1994, 1995 and 1996                                    F-6

  Notes to Consolidated Financial Statements                            F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
  ON SCHEDULE                                                          F-22

  Schedule II -- Valuation and Qualifying Accounts for
    the years ended December 31, 1994, 1995 and 1996                   F-23




Report Of Independent Certified Public Accountants
             --------------------------------------------------




Board of Directors
Reptron Electronics, Inc.


We have audited the accompanying consolidated balance sheets of Reptron Electronics, Inc. and its wholly owned subsidiary as of December 31, 1995 and 1996, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
 An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reptron Electronics, Inc. as of December 31, 1995 and 1996, and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




GRANT THORNTON LLP


Tampa, Florida
February 5, 1997





                                 REPTRON ELECTRONICS, INC.

                                CONSOLIDATED BALANCE SHEETS

                             (in thousands, except share data)


                                         ASSETS
                                                                 December 31,
                                                               1995        1996
                                                             --------    --------
CURRENT ASSETS
  Cash and cash equivalents                                  $    224    $    479
  Accounts receivable - trade, less allowances
    for doubtful accounts of $180 and $350, respectively       41,234      39,807
  Inventories                                                  63,461      58,694
  Prepaid expenses and other                                    1,842       2,764
  Deferred tax benefit                                            124         138
                                                              -------     -------
     Total current assets                                     106,885     101,882

PROPERTY, PLANT AND EQUIPMENT - AT COST, NET                   20,953      30,869
EXCESS OF COST OVER NET ASSETS ACQUIRED, NET                    4,385       4,504
OTHER ASSETS                                                    1,515       1,377
                                                              -------     -------
                                                             $133,738    $138,632
                                                              =======     =======
                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade                                   $ 24,948    $ 18,339
  Notes payable to banks                                        1,933           -
  Current portion of long-term obligations                      2,547       3,560
  Accrued expenses                                              1,828       2,506
  Income taxes payable                                              -         246
                                                              -------     -------
     Total current liabilities                                 31,256      24,651

NOTES PAYABLE TO BANKS                                         50,200      48,550
LONG-TERM OBLIGATIONS, less current portion                    10,430      15,235
DEFERRED INCOME TAXES                                             904       1,506
COMMITMENTS AND CONTINGENCIES                                       -           -
SHAREHOLDERS' EQUITY
  Preferred Stock - authorized 15,000,000
    shares of $.10 par value; no shares issued                      -           -
  Common Stock - authorized, 15,000,000 shares of
    $.01 par value; issued and outstanding,
    6,048,519 and 6,065,519 shares, respectively                   60          61
  Additional paid-in capital                                   21,145      21,233
  Retained earnings                                            19,743      27,396
                                                              -------     -------
                                                               40,948      48,690
                                                              -------     -------
                                                             $133,738    $138,632
                                                              =======     =======

         The accompanying notes are an integral part of these statements.
                                       F-3

                              REPTRON ELECTRONICS, INC.

                        CONSOLIDATED STATEMENTS OF EARNINGS

                    (in thousands except share and per share data)


                                                       Year Ended December 31,
                                                 ----------------------------------
                                                    1994        1995        1996
                                                 ----------  ----------  ----------
Net sales                                        $  164,005  $  223,344  $  268,937
Cost of goods sold                                  133,794     183,181     217,088
                                                  ---------   ---------   ---------
   Gross profit                                      30,211      40,163      51,849
Selling, general and administrative expenses         19,051      26,586      35,023
                                                  ---------   ---------   ---------
   Operating income                                  11,160      13,577      16,826
Interest expense                                      1,474       2,767       4,025
                                                  ---------   ---------   ---------
   Earnings before income taxes                       9,686      10,810      12,801
Income tax provision                                  3,823       4,324       5,148
                                                  ---------   ---------   ---------
   NET EARNINGS                                  $    5,863  $    6,486  $    7,653
                                                  =========   =========   =========
  Net earnings per common share                  $     1.03  $     1.05  $     1.24
                                                  =========   =========   =========
Weighted average Common Stock equivalent
  shares outstanding                              5,713,808   6,170,265   6,179,231
                                                  =========   =========   =========




         The accompanying notes are an integral part of these statements.

                           REPTRON ELECTRONICS, INC.

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                       (in thousands, except share data)


                                       Total             Additional
                                      Shares      Par     Paid-In    Retained   Shareholders'
                                    Outstanding   Value    Capital    Earnings     Equity
                                    -----------   -----   --------    --------    --------
Balance at January 1, 1994           4,230,769    $ 42    $      -    $  7,394    $  7,436
Initial public offering, net of
  offering costs of $708             1,800,000      18      21,036           -      21,054
Exercise of stock options               12,500       -          62           -          62
Net Earnings                                 -       -           -       5,863       5,863
                                     ---------     ---      ------     -------     -------
Balance at December 31, 1994         6,043,269      60      21,098      13,257      34,415
Exercise of stock options                5,250       -          47           -          47
Net Earnings                                 -       -           -       6,486       6,486
                                     ---------     ---      ------     -------     -------
Balance at December 31, 1995         6,048,519      60      21,145      19,743      40,948
Exercise of stock options               17,000       1          88           -          89
Net Earnings                                 -       -           -       7,653       7,653
                                     ---------     ---      ------     -------     -------
Balance at December 31, 1996         6,065,519    $ 61    $ 21,233    $ 27,396    $ 48,690
                                     =========     ===     =======     =======     =======





             The accompanying notes are an integral part of this statement.
                                            F-5

                                  REPTRON ELECTRONICS, INC.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (in thousands)

                                                                Year Ended December 31,
                                                              --------------------------
                                                              1994      1995       1996
                                                            -------    -------    -------
Increase (decrease) in cash and cash equivalents

Cash flows from operating activities:
  Net earnings                                             $  5,863   $  6,486   $  7,653
  Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities
    Depreciation and amortization                             1,389      2,462      3,638
      Gain on sale of assets                                    (24)         -        (47)
      Deferred income taxes                                     369        350        588
      Change in assets and liabilities:
       Accounts receivable-trade                             (2,531)   (11,425)     1,427
       Inventories                                           (7,990)   (23,329)     4,344
       Prepaid expenses and other                              (744)      (669)      (920)
       Other assets                                            (507)      (963)      (396)
       Related party receivable                                 479          -          -
       Accounts payable-trade                                  (678)     5,842     (6,607)
       Accrued expenses                                        (454)       457        678
       Income taxes payable                                    (156)       (72)       246
                                                             -------    -------    -------
         Net cash provided by (used in) operating activities  (4,984)   (20,861)   10,604

Cash flows from investing activities:
  Net cash paid for acquisitions                                   -    (12,629)        -
  Purchases of property, plant and equipment                  (5,900)    (7,642)   (7,586)
  Proceeds from sale of property, plant and equipment              -          -        72
                                                             -------    -------    -------
         Net cash used in investing activities                (5,900)   (20,271)   (7,514)

Cash flows from financing activities:
  Net proceeds from (payments on) note payable to bank        (7,551)    35,642    (3,582)
  Proceeds from long-term obligations                             77      7,389     3,409
  Payments on long-term obligations                           (2,586)    (1,988)   (2,751)
  Net proceeds from initial public offering                   21,054          -         -
  Proceeds from exercise of stock options                         62         47        89
                                                             -------    -------    -------
         Net cash provided by (used in) financing activities  11,056     41,090     (2,835)
                                                             -------    -------    -------
         Net increase (decrease) in cash and cash equivalents    172        (42)       255

Cash and cash equivalents at beginning of period                  94        266        224
                                                             -------    -------    -------
Cash and cash equivalents at end of period                  $    266   $    224   $    479
                                                             =======    =======    =======



	The accompanying notes are an integral part of these statements.

                      REPTRON ELECTRONICS, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 1994, 1995 and 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reptron Electronics, Inc. (the "Company") is an integrated electronics company operating as a national distributor of electronic components ("Reptron Distribution") and a contract manufacturer of electronic products ("K-Byte Manufacturing"). Reptron Distribution is authorized to sell over 60 vendor lines of semiconductors, passive products and electromechanical components to customers representing diverse industries throughout the country. K-Byte Manufacturing produces electronic products for a select number of customers throughout the country representing a diverse range of industries.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

1.   Principles of Consolidation
     ---------------------------
The financial statements include the accounts of Reptron Electronics, Inc. and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated.

2.   Cash Equivalents
     ----------------
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

3.   Inventories
     -----------
Inventories are stated at the lower of cost or market. For K-Byte Manufacturing, cost is determined using the first-in, first-out method
(FIFO). To better reflect the movement of Reptron Distribution inventory, the Company changed its inventory method from FIFO to the average cost method. Since the average cost method and FIFO generally yield similar results, the change had and will have an immaterial impact to the financial statements of the Company.


4.   Property, Plant and Equipment
     -----------------------------
Depreciation is provided for, using the straight-line method, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives (building 39 1/2 years, all other asset categories 5 years). Leasehold improvements are amortized using the straight-line method over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

Leased equipment under capital leases is amortized using the straight-line method over the lives of the respective leases or over the service lives of the assets for those leases which substantially transfer ownership.

5.   Production Set-up Costs
     -----------------------
Under certain contractual arrangements with customers, the Company incurs set-up costs. These costs are capitalized, included in prepaid expenses and other assets, and amortized over the contract period, or two years, whichever is less, using the straight-line method. Amortization begins after the development stage of the contract is complete and the production stage begins.

                        REPTRON ELECTRONICS, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                    December 31, 1994, 1995 and 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

6.   Excess of Cost Over Net Assets Acquired
     ---------------------------------------
The excess of cost over net assets acquired is amortized over twenty years using the straight-line method. Accumulated amortization totaled approximately $134,000 and $362,000 at December 31, 1995 and 1996, respectively.

7.   Impairment of Assets
     --------------------
The Company's policy is to periodically review and evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There have been no impairment losses in 1994, 1995 or 1996.

8.   Income Taxes
     ------------
The Company accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting For Income Taxes." Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.


9.   Earnings Per Common Share
     -------------------------
Earnings per share are computed using the weighted average number of Common Shares plus Common Stock equivalents, consisting of the incentive stock options, using the treasury stock method. Primary and fully diluted calculations result in the same earnings per share. If the sale by the Company of 1,800,000 shares of Common Stock had occurred on January 1, 1994 and the net proceeds of the sale had been applied to the reduction of the Company's bank credit line, earnings per share would have been $0.99 in 1994.

10.   Use of Estimates
      ----------------
In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


                      REPTRON ELECTRONICS, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 December 31, 1994, 1995 and 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

11.   New Accounting Pronouncement
      ----------------------------
In October, 1995 the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock Based Compensation". For employee stock awards, as allowed by SFAS No. 123, the Company has elected to continue using the accounting method promulgated by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". The pro-forma disclosures required by SFAS No. 123, as a result of this election, would have resulted in a decrease in net earnings in 1995 and 1996 of approximately $45,000 and 90,000, respectively, and are not included as the pro-forma affect on the financial statements is insignificant. These pro-forma amounts may not be representative of future disclosures because they reflect options granted for only three years, while the effect of issuing the options is recognized over a five year period.


12.   Reclassifications
      -----------------
Certain reclassifications have been made to conform to the 1996 presentation.

NOTE B - STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information (in thousands):


                                                                    Year Ended December 31,
                                                                 ----------------------------
                                                                   1994      1995      1996
                                                                 --------  --------  --------
  Cash paid during the year for:
    Interest                                                      $1,436    $2,781    $4,879
    Income taxes                                                  $3,437    $4,085    $4,269


The Company incurred approximately $2,061,000, $2,645,000 and $5,209,000 of obligations under capital leases for the acquisition of equipment during 1994, 1995 and 1996, respectively.

The Company purchased substantially all the assets of Cronin Electronics, Inc. and the electronic component division of Western Micro Technology, Inc. during 1995. In conjunction with the acquisitions, specified liabilities were assumed as follows (in thousands):

       Fair value of assets acquired                            $ 19,467
       Cash paid                                                 (12,629)
                                                                 -------
       Liabilities assumed                                      $  6,838
                                                                 =======

                     REPTRON ELECTRONICS, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  December 31, 1994, 1995 and 1996


NOTE C - INVENTORIES

Inventories consist of the following (in thousands):

                                                             December 31,
                                                          ------------------
                                                            1995      1996
                                                          --------  --------
   Reptron Distribution:
      Inventories                                          $43,647   $31,085

   K-Byte Manufacturing:
      Work in process                                        7,421     8,833
      Raw materials                                         12,393    18,776
                                                            ------    ------
                                                           $63,461   $58,694
                                                            ======    ======


NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                                              December 31,
                                                            ----------------
                                                             1995      1996
                                                            ------    ------
   Land and buildings                                      $ 6,765   $ 6,837
   Furniture, fixtures and equipment                        18,375    24,908
   Leasehold improvements                                    1,182     1,275
   Construction in progress                                  2,564     8,380
                                                            ------    ------
                                                            28,886    41,400
      Less accumulated depreciation and amortization         7,933    10,531
                                                            ------    ------
                                                           $20,953   $30,869
                                                            ======    ======
The Company is constructing a 150,000 square foot manufacturing and warehouse facility which is expected to be completed in early 1997. Management estimates total cost of the construction project to be approximately $8,000,000, exclusive of land costs. During 1995 and 1996, capitalized interest totaled approximately $170,000 and $820,000, respectively.

                         REPTRON ELECTRONICS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                      December 31, 1994, 1995 and 1996


NOTE E - NOTES PAYABLE TO BANKS

The Company is a party to an Amended and Restated Revolving Credit and Reimbursement Agreement dated June 29, 1995 (the "Credit Agreement"). Pursuant to the Credit Agreement, four lenders have made available to the Company a $55 million revolving credit facility. The lenders may advance funds to the Company pursuant to two types of loans, each of which bears a separate rate of interest. As long as the Company is not in default under the Credit Agreement, and upon notice to the lender, the Company may convert advances from one type of loan to the other. Interest rates on advances made under the Credit Agreement ranged from 7.25% to 8.25% as of December 31, 1996. Borrowings under the Credit Agreement are collateralized by all of the Company's inventory and accounts receivable. The Credit Agreement contains certain financial covenants including, requiring the Company to maintain a minimum tangible net worth, maintain various financial ratios and limit the amount of capital expenditures. In addition, the Credit Agreement requires the financial institutions' approval of dividends in excess of the lesser of $1,000,000 or 25% of net earnings, thereby restricting the distribution of the retained earnings of the Company. The Company was in compliance with all financial covenants as of December 31, 1996. The Credit Agreement is scheduled to terminate on June 30, 1999 but may be extended by agreement.

The weighted average interest rate on short-term borrowings on December 31, 1995 was 8.01% and there were no short-tern borrowings on December 31, 1996.

                         REPTRON ELECTRONICS, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                     December 31, 1994, 1995 and 1996




NOTE F - LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31 (in thousands):

                                                                          1995            1996
                                                                        --------        --------
Variable rate demand notes issued in conjunction with the notes payable to banks, collateralized by certain land and buildings due in semi-annual  payments of $500 beginning July 1, 1996 through 2003, interest rates range from 5.4% to 6.2% at
  December 31, 1996.                                                    $ 6,300         $ 9,300

Capitalized lease obligations (net of interest of approximately
  $1,894) for equipment, due in monthly principal and interest
  payments of approximately $189, through 2001.                           4,575           6,467

Notes payable collateralized by real property, due in monthly principal and interest installments of $13, two requiring a final balloon payment due March 1998, interest rates of prime plus
  .5% (8.75% at December 31, 1996) and 10%.                                 568             983

Notes payable collateralized by certain equipment, due in
  monthly principal and interest installments of $47, through
  November 2001 at an interest rates of 7.5% and 7.9%.                      998           2,045

Other                                                                       536               -
                                                                         ------          ------
                                                                         12,977          18,795
Less current maturities                                                   2,547           3,560
                                                                         ------          ------
                                                                        $10,430         $15,235
                                                                         ======          ======





                        REPTRON ELECTRONICS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                    December 31, 1994, 1995 and 1996


NOTE F - LONG-TERM OBLIGATIONS - Continued

At December 31, 1996, aggregate maturities of long-term obligations are as follows (in thousands):

    Year ending December 31,
    ------------------------
            1997                                                   $ 3,560
            1998                                                     3,755
            1999                                                     2,871
            2000                                                     2,622
            2001                                                     2,018
            Thereafter                                               3,969
                                                                    ------
                                                                   $18,795
                                                                    ======

The Company has entered into various capital leases for equipment, totaling approximately $2,061,000 in 1994, $2,645,000 in 1995 and $5,209,000 in 1996.
 At December 31, 1995 and 1996, the net book value of equipment under capital leases is approximately $6,034,000 and $7,215,000, respectively.
The related capital lease obligations are included with long-term obligations.


NOTE G - INCOME TAXES

The provision for income taxes for the years ended December 31, 1994, 1995 and 1996, respectively, is as follows (in thousands):

                                                      December 31,
                                             ------------------------------
                                              1994        1995        1996
                                             ------      ------      ------
Current                                      $3,454      $3,974      $4,560
Deferred                                        369         350         588
                                              -----       -----       -----
                                             $3,823      $4,324      $5,148
                                              =====       =====       =====





                                     F-13
                          REPTRON ELECTRONICS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                      December 31, 1994, 1995 and 1996


NOTE G - INCOME TAXES - Continued

The Company's effective tax rate differs from the statutory U. S. federal income tax rate as a result of the following:

                                               Year Ended December 31,
                                               -----------------------
                                                 1994    1995    1996
                                                ------  ------  ------

Statutory federal tax rate                       34.0%   34.0%   35.0%
Effect of marginal federal tax rate                 -       -    (0.8)
State income taxes of approximately 6.6%, 6.4%
  and 6.9% in 1994, 1995, and 1996, net of
  federal tax benefit                             4.3     4.3     4.6
Other                                             1.2     1.7     1.4
                                                 ----    ----    ----
Effective tax rate                               39.5%   40.0%   40.2%
                                                 ====    ====    ====

The Company's income in excess of $10.0 million is subject to federal income tax at a marginal rate of 35%. As a result of the Company's current earnings, management has chosen 35% as the Company's statutory federal tax rate.

Deferred income tax assets and liabilities resulting from differences between accounting for financial statement purposes and tax purposes pursuant to SFAS No. 109, are summarized as follows (in thousands):

                                                       December 31
                                                    -----------------
                                                     1995       1996
                                                    ------     ------
Deferred tax assets
   Accrued vacation                                 $   51    $    51
   Allowance for bad debts                              71        138
   Other                                                 2         23
                                                     -----     ------
                                                       124        212
                                                     -----     ------
Deferred tax liabilities
   Depreciation                                        846      1,399
   Other                                                58        181
                                                     -----     ------
                                                       904      1,580
                                                     -----     ------
Net deferred tax liability                          $ (780)   $(1,368)
                                                     =====     ======

A valuation allowance has not been recorded against the deferred tax assets for 1995 and 1996.

                    REPTRON ELECTRONICS, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                December 31, 1994, 1995 and 1996


NOTE H - COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------
The Company has operating leases for facilities and certain machinery and equipment which expire at various dates through 2001. Certain leases provide for payment by the Company of any increases in property taxes and insurance over a base amount and others provide for payment of all property taxes and insurance by the Company.

One of the previously mentioned leases, which expires in November 1998, is for a building owned by the CEO of the Company and provides for annual rentals of $68,000. Rent paid on this facility totaled, $69,000 in 1994, and $68,000 in both 1995 and 1996. The Company pays for property taxes and insurance in accordance with the provisions of the lease.

The Company also leases an aircraft from a corporation controlled by the CEO of the Company. In addition, the Company is responsible for all costs associated with the operation of the aircraft, including fuel, maintenance, storage and crew salary and expenses. Rent expense for the use of aircraft totaled approximately $156,000 in 1994, $74,000 in 1995 and $240,000 in 1996
 .

Future minimum payments, by year and in the aggregate, under noncancellable operating leases consist of the following at December 31, 1996 (in thousands):

       Year ending December 31,
       ------------------------
                1997                                       $1,167
                1998                                          870
                1999                                          544
                2000                                          221
                2001                                           73

Total rent expense for the years ended December 31, 1994, 1995 and 1996 was approximately, $1,519,000, $1,725,000, and $1,555,000 respectively, which includes $225,000, $142,000 and $308,000 to the CEO of the Company.

Litigation
----------
The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims which were outstanding as of December 31, 1996 should have a material adverse impact on its financial condition or results of operations.


NOTE I - SHAREHOLDERS' EQUITY

The Board of Directors is authorized, without further shareholder action, to divide any or all shares of the authorized Preferred Stock into series and to fix and determine the designations, preferences, relative rights, qualifications, limitations or restrictions thereon, of any series so established, including voting powers, dividend rights, liquidation preferences, redemption rights and conversion privileges. The Board of Directors has not authorized any issuance of Preferred Stock and there are no plans, agreements, or understandings for the authorization or issuance of any shares of Preferred Stock.

                       REPTRON ELECTRONICS, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                   December 31, 1994, 1995 and 1996


NOTE J - EMPLOYEE BENEFITS

Incentive Stock Option Plan
---------------------------
The Company's Incentive Stock Option Plan (the "ISO Plan") was adopted in November, 1993 to provide for the grant to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code. The ISO Plan is intended to provide incentives to directors, officers, and other key employees and to enhance the Company's ability to attract and retain qualified employees. A total of 500,000 shares of Common Stock has been reserved for issuance under the ISO Plan. Stock options are granted for the purchase of Common Stock at a price not less than the fair market on the date of grant.

The following table summarizes the activity in Common Stock subject to options for the three years ended December 31, 1996:


                                                        Range     Weighted        Weighted
                                                         of        Average        Average
                                                      Exercise    Exercise       Remaining
                                      Shares            Price      Price      Contractual Life
                                     --------         --------    --------    ----------------
                                                                                  (In Years)
Outstanding at  January 1, 1994      211,300            $ 5.00      $ 5.00           9.9

    Granted                           16,000            $ 9.13      $ 9.13
    Exercised                        (12,500)           $ 5.00      $ 5.00
    Forfeited                         (3,500)           $ 5.00      $ 5.00
                                     -------
Outstanding at December 31, 1994     211,300    $ 5.00 -  9.13      $ 5.31           9.0

    Granted                           10,000    $14.25 - 15.07      $14.66
    Exercised                         (5,250)   $ 5.00 -  9.13      $ 8.93
    Forfeited                        (24,250)           $ 5.00      $ 5.00
                                     -------
Outstanding at December 31, 1995     191,800    $ 5.00 - 15.07      $ 5.74           8.0

    Granted                           22,000    $12.75 - 14.75      $14.30
    Exercised                        (17,000)   $ 5.00 -  9.13      $ 5.18
    Forfeited                         (2,750)   $ 5.00 -  9.13      $ 8.38
                                     -------
Outstanding at December 31, 1996     194,050    $ 5.00 - 15.07      $ 6.72          7.3




                            REPTRON ELECTRONICS, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                        December 31, 1994, 1995 and 1996


NOTE J - EMPLOYEE BENEFITS - Continued

The following table summarizes information about Common Stock options outstanding at December
31, 1996:

                               Options Outstanding                     Options Exercisable
                                           Weighted       Weighted                    Weighted
                              Number        Average        Average        Number       Average
   Range of                Outstanding     Remaining      Exercise      Exercisable   Exercise
Exercise Prices            at 12/31/96  Contractual Life    Price       at 12/31/96    Price
---------------            -----------  ----------------  ---------     -----------   --------
                                           (In Years)
   $  5.00                    154,050         6.9           $ 5.00       115,538       $ 5.00
$ 9.13 - 12.75                 13,000         8.3           $10.52         4,000       $ 9.13
$14.25 - 15.07                 27,000         9.1           $14.72         2,500       $14.66
                              -------                                    -------
$ 5.00 - 15.07                194,050         7.3           $ 6.72       122,038       $ 5.33
                              =======                                    =======


The duration of options granted under the ISO Plan is ten years from the date of grant, or such other date as determined by the Board of Directors. In general, the options must be exercised while employed by the Company or 90 days thereafter. The options may be exercised in four equal annual increments, cumulatively, beginning one year after the date of grant, and all such options may be exercised in full four years after the date of grant. The options are non-transferable other than by will or by the laws of descent and distribution.

Profit Sharing Plan
-------------------
The Company previously maintained a discretionary Profit Sharing Plan (the "Profit Sharing Plan"), for the benefit of its employees. The amount, if any, of the Company's previous contribution to the Profit Sharing Plan for any year was determined by the Board of Directors in its sole discretion, subject to certain limitations imposed by the Internal Revenue Code. In 1992, the Administrator of the Profit Sharing Plan approved termination of the Profit Sharing Plan and a favorable determination has been issued by the Internal Revenue Service. The Profit Sharing Plan began distributions to its participants during 1996 and is expected to distribute the participant's remaining shares by December 31, 1997. The Profit Sharing Plan currently holds 661,955 shares of the Company's Common Stock.

401(k) Plan
-----------
In 1993, the Company established a deferred compensation plan (the "Plan") under section 401(a) of the Code. Substantially all of the officers and employees of the Company are eligible to participate in the Plan. Employees are eligible to participate in the Plan after six months of service and after attaining age 21. At its discretion, the Company may make matching contributions to the Plan. Employees are always vested in their contributions and are fully vested in the employer contributions after five years of service. The Company contributed approximately $54,000 and $82,000 to the Plan in 1995 and 1996, respectively.

                         REPTRON ELECTRONICS, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                        December 31, 1994, 1995 and 1996


NOTE K - ACQUISITIONS

On March 22, 1995, the Company purchased substantially all of the assets and assumed certain liabilities of Cronin Electronics, Inc. Cronin Electronics was a distributor of electronic components serving the New England market with locations in suburban Boston, Massachusetts and Hartford, Connecticut.
 The acquisition was accounted for using the purchase method and, accordingly, the acquired business operations have been included herein since the date of the acquisition. Of the approximately $6.2 million total costs involved in the acquisition, approximately $2.9 million was in cash, with the remainder in the form of assumption of specified liabilities. The Company allocated approximately $3.3 million of the purchase price to tangible assets. Pro forma information is not presented as the effect of the acquisition was not significant to the financial statements.

On July 26, 1995, the Company purchased substantially all of the assets and assumed certain liabilities of the electronic component distribution business of Western Micro Technology, Inc. The electronic component distribution business of Western Micro Technology, Inc. had offices in Seattle, Washington; Portland, Oregon; Saratoga, California; Irvine, California; Los Angeles, California; San Diego, California; Philadelphia, Pennsylvania; and Boston Massachusetts. The acquisition was accounted for using the purchase method and, accordingly, the acquired business operations have been included herein since the date of the acquisition. Of the approximately $13.3 million in total costs involved in the acquisition, approximately $9.7 million was in cash, with the remainder in the form of assumption of specified liabilities. The Company allocated approximately $11.6 million of the purchase price to tangible assets.

The following unaudited pro forma summary combines the results of operations of the Company with the operations of the electronic component distribution business of Western Micro Technology, Inc., as if the acquisition had occurred at the beginning of the respective periods. This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and the operations of the electronic component distribution business of Western Micro Technology, Inc., operated as a single entity during such periods.

                                            Year Ended December 31,
                                            -----------------------
                                             1994            1995
                                           --------        --------
                                       (in thousands, except share data)

Net Sales                                   $223,356        $254,398
Gross Profit                                  41,281          44,525
Operating Income                              12,264          12,896
Net Earnings                                   6,107           5,790
Net Earnings per Common Share               $   1.07      $      .94

                         REPTRON ELECTRONICS, INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                    December 31, 1994, 1995 and 1996

NOTE L - RELATED PARTY TRANSACTIONS

The Company has a non-interest bearing loan receivable from the profit sharing plan totaling approximately $99,000, $194,000 and $279,000 as of December 31, 1994, 1995 and 1996, respectively.

A director of the Company serves as its general counsel and received approximately $178,000, $235,000 and $185,000 for services rendered during 1994, 1995 and 1996, respectively.

See Note H for related party leases.




NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 1996, the carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term maturities of these items.

The carrying amounts of current and long-term portions of notes payable, and long-term obligations approximate fair market value since the interest rates on most of these instruments change with market interest rates.

NOTE N - FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company has two industry segments: Distribution and Contract Manufacturing. Distribution purchases a wide variety of electronic components, including semiconductors, passive products and electromechanical components, for distribution to manufacturers and wholesalers throughout the United States. Contract Manufacturing manufactures electronic products according to customer design for customers in various industries, including telecommunications, banking and medical services.





                        REPTRON ELECTRONICS, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                     December 31, 1994, 1995 and 1996


NOTE N - FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS - Continued

The following table shows net sales, operating income, identifiable assets, depreciation and amortization expense and capital expenditures as of and for the years 1994, 1995 and 1996.

                                             Year Ended December 31,
                                       ----------------------------------
                                         1994         1995         1996
                                       --------     --------     --------
                                                 (in thousands)
Net Sales
  Unaffiliated customers
    Distribution                        $ 96,003     $140,146     $168,279
    Contract Manufacturing                68,002       83,198      100,658
                                         -------      -------      -------
                                         164,005      223,344      268,937
  Intersegment sales                       5,437       14,494       10,235
                                         -------      -------      -------
                                        $169,442     $237,838     $279,172
                                         =======      =======      =======

Operating Income
  Distribution                          $  5,174     $  8,804     $  7,036
  Contract Manufacturing                   5,986        4,773        9,790
                                         -------      -------      -------
                                        $ 11,160     $ 13,577     $ 16,826
                                         =======      =======      =======
Identifiable Assets
  Distribution                          $ 32,257     $ 71,839     $ 64,993
  Contract Manufacturing                  32,158       49,600       59,948
                                         -------      -------      -------
                                          64,415      121,439      124,941
  Corporate                                5,658       12,299       13,691
                                         -------      -------      -------
                                        $ 70,073     $133,738     $138,632
                                         =======      =======      =======

Depreciation and Amortization
  Distribution                          $     81     $    580     $    674
  Contract Manufacturing                   1,064        1,736        2,444
                                         -------      -------      -------
                                           1,145        2,316        3,118
  Corporate                                  244          146          520
                                         -------      -------      -------
                                        $  1,389     $  2,462     $  3,638
                                         =======      =======      =======

Capital Expenditures (includes equipment
  under capitalized leases)
    Distribution                        $    727     $  1,142     $  1,516
    Contract Manufacturing                 2,761        6,957        5,033
                                         -------      -------      -------
                                           3,488        8,099        6,549
    Corporate                              4,473        2,188        6,149
                                         -------      -------      -------
                                        $  7,961     $ 10,287     $ 12,698
                                         =======      =======      =======

                       REPTRON ELECTRONICS, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                    December 31, 1994, 1995 and 1996


NOTE O - SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the quarterly periods of 1995 and 1996 (in thousands except per share data):


                                                      Three Months Ended
                                 -----------------------------------------------------------
      1995                          March 31        June 30       September 30    December 31
      ----                        ------------    ------------    ------------    -----------
Net sales                            $43,076         $52,873         $59,492         $67,903
Gross profit                           8,171           9,515          10,729          11,748
Operating income                       2,949           3,523           3,692           3,413
Net earnings                           1,511           1,778           1,713           1,484
Net earnings per common share        $   .25         $   .29         $   .28         $   .24

      1996
      ----

Net sales                            $66,551         $66,092         $65,953         $70,341
Gross profit                          11,982          13,199          12,594          14,074
Operating income                       3,936           4,183           4,200           4,507
Net earnings                           1,519           1,905           2,017           2,212
Net earnings per common share        $   .25         $   .31         $   .33         $   .36



NOTE P - CONCENTRATION OF CREDIT RISK

One customer represented 12.4% of total Company net sales in 1996. The loss of this customer or reduction in their level of purchasing could have a material impact on the Compnay's business and results of operations.





           Report Of Independent Certified Public Accountants On Schedule





Board of Directors
Reptron Electronics, Inc.


In connection with our audit of the consolidated financial statements of Reptron Electronics, Inc., referred to in our report dated February 5, 1997, which is included in this Annual Report on SEC Form 10-K for the year ended December 31, 1996, we have also audited Schedule II for each of the three years in the period then ended. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.





GRANT THORNTON LLP

Tampa, Florida
February 5, 1997











                                                                 SCHEDULE II

                             REPTRON ELECTRONICS, INC.

                          Valuation and Qualifying Accounts
    For the Years Ended December 31, 1994, December 31, 1995 and December 31, 1996



Column A                                 Column B    Column C    Column D    Column E
--------                                 --------    --------    --------    --------
                                        Balance at  Charged to   Accounts     Balance
                                        Beginning   Costs and   Written Off,  at End
Description                              of Year     Expenses       Net       of Year
-----------                             ----------  ----------  ------------  -------
Allowance for Doubtful Accounts
Year Ended December 31, 1994             $179,500    $218,600    $(217,700)  $180,400
Year Ended December 31, 1995             $180,400    $149,775    $(150,466)  $179,709
Year Ended December 31, 1996             $179,709    $193,000    $ (23,000)  $349,709







                                  PART IV

Item 14.   Exhibits, Financial Statements, Schedule, and Reports on Form 8-K

    (a)     The following documents are filed as part of the report:

            1. and 2. The financial statements and schedule filed as part of this report are listed separately in the Index to Financial
Statements and Schedule beginning on page F-1 of this report.

            3. For Exhibits see Item 14(c), below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto is listed in Exhibits Nos. 10.17,
10.18 and 10.19 of Item 14(c), below.

    (b) No reports on Form 8-K have been filed during the period ended December 31, 1996, by the Company.

    (c)     List of Exhibits:


Exhibit No. Description
----------- -----------


 3.1    Articles of Incorporation*

 3.2    Bylaws*

10.1 Distributor Agreement, between NEC Electronics, Inc. and the Company, dated April 1, 1992*

10.2 Distributor Agreement, between Vishay Electronic
Components and the Company, dated March 4, 1993*

10.3 Authorized Stocking Distribution Contract, between Fox
Electronics and the Company, dated January 1, 1992*

10.4 Domestic Distribution Agreement, between Chips &
Technologies, Incorporated and the Company, dated as of July 1, 1991*

10.5 Distributorship Agreement, between Hitachi America, Ltd.
and the Company, dated April 1, 1992*

10.6 Authorized Distributor Agreement, between Beckman
Industrial Corp. and the Company, dated November 1,
1993*

10.7 Distributor Agreement, between Dennison Manufacturing
Company and the Company, dated August 8, 1977*

10.8 Master Distribution Agreement, between Astec America
Incorporated and the Company, dated October 1, 1993*

10.9 Distributor Contract, between Toshiba America Electronic
Components, Inc. and the Company, dated June 1, 1991*
                                       21

10.10 Sharp Electronics Corporation Elecom Division
Distribution Agreement, between Sharp Electronics
Corporation and the Company, dated August 1, 1991*

10.11 Lite-On Corp. Distributor Agreement, between Lite-On
Corp. and the Company, dated January 1, 1985*

10.12 Distributor Agreement, between Diodes Incorporated and the Company, dated July 15, 1991*

10.13 Standard Distributorship Agreement, between Nichicon
(America) Corporation and the Company, dated December 4,
1984*

10.14 OKI Semiconductor Domestic Distributor Agreement, between OKI Semiconductor, an Operating Group of OKI
America, Inc. and the Company, dated April 1, 1993*

10.15 Authorized Distributor Agreement, between Potter &
Brumfeld and the Company, dated September 30, 1991*

10.16 Reptron Electronics, Inc. Amended and Restated Incentive
Stock Option Plan**

10.17 Reptron Electronics, Inc. Non-Employee Director Stock
Option Plan**

10.18 Reptron Electronics, Inc. Employee Profit Sharing Plan*

10.19 Agreement dated as of May 28, 1992*

10.20 Master Purchase Agreement dated as of  May 19, 1992*

10.21 Revolving Credit and Reimbursement Agreement by and among the Company, certain lenders and NationsBank of Florida, National Association, as Agent, dated as of March 1, 1995.***

10.22 Agreement between Diebold Incorporated and the Company, dated February 27, 1995.***

10.23 Supply Agreement between the Company and Brandt, Inc., dated December 1, 1994.***

10.24 Lease between Michael L. Musto and Donna B. Musto and the Company, dated as of November 1, 1993*

10.25 Form of Asset Purchase Agreement between Cronin
Electronics, Inc. and the Company, dated March 17,
1995***

10.26 Distributor Agreement, between Orbit Semiconductor, Inc.
and the Company, dated August 15, 1995.*****

10.27 Distributor Agreement, between Pericom Semiconductor
Corporation and the Company, dated December 1, 1994.
*****

10.28 Distributor Agreement, between Catalyst Semiconductor,
Inc. and the Company, dated  June 28, 1995. *****

10.29 Distributor Agreement, between Macronix Incorporated and the Company, dated February 14, 1994. *****

10.30 Distributor Agreement, between QuickLogic Corporation
and the Company, dated July 1, 1995. *****
                                       22

10.31 Distributor Agreement, between Sipex Corporation and the
Company, dated August 1, 1995.*****

10.32 Distributor Agreement, between Winbond Electronics North
America Corp. and the Company, dated as of August 1, 1993, and an Extension of Distributor Agreement between the Company and Winbond Electronics North America Corp., dated January 2, 1996. *****

10.33 Amended and Restated Revolving Credit and Reimbursement
Agreement by and among the Company, certain lenders and NationsBank of Florida, N.A., as Agent, dated June 29,
1995.*****

10.34 Amendment Agreement No. 1, dated December 15, 1995, to the Amended and Restated Revolving Credit and
Reimbursement Agreement, dated June 29, 1995. *****

10.35 Form of Asset Purchase Agreement between Western Micro
Technology, Inc. and the Company, dated May 5, 1995.****

10.36 Amendment No. 1 to Master Purchase Agreement, dated as of May 19, 1992 between Picker International, Inc. and
K-Byte Manufacturing Inc., a Division of Reptron
Electronics. *****

10.37 Amendment No 2, dated March 15, 1996, to the Amended and
Restated Revolving Credit and Reimbursement Agreement, dated June 29, 1995.

10.38 Amendment No. 3, dated September 25, 1996, to the
Amended and Restated Revolving Credit and Reimbursement
Agreement, dated June 29, 1995.

10.39 Amendment No. 4, dated January 31, 1997, to the Amended and
Restated Revolving Credit and Reimbursement Agreement, dated June
29, 1995.

            23.1    Consent of Grant Thornton LLP

-----------
        * Filed with the Company's Registration Statement on Form S-1, dated February 8, 1994, Registration No. 33-75040 and incorporated herein by reference.

       **   Filed with the Company's Registration Statement on Form S-8, dated December 22, 1994, Registration No. 33-87854 and incorporated herein by reference.

      ***   Filed with the Company's Form 10-K for the year ended December
31, 1994.

     ****   Filed with report on Form 8-K filed on August 8, 1995.

    *****   Filed with the Company's Form 10-K for the year ended December
31, 1995.

           (d) Financial Schedule: the financial statement schedule filed as part of this report is listed separately in the Index to Financial Statements and Schedule beginning on page F-1 of this report.

                                23


                               SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of Tampa, State of Florida, on February 28, 1997.


                               REPTRON ELECTRONICS, INC.



                               By:/s/ Michael L. Musto
                                  ------------------------------------------
                                  Michael L. Musto, President
                                  Chief Executive Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURES                        TITLE                        DATE
     ----------                        -----                        ----
/s/ Michael L. Musto
---------------------------
Michael L. Musto           President, Chief Executive
                           Officer, and Director
                           (Principal Executive Officer)  February 28, 1997

/s/ Paul J. Plante
----------------------------
Paul J. Plante             Chief Financial Officer and
                           Director (Principal Financial
                           and Accounting Officer)        February 28, 1997

/s/ Leigh A. Adams
----------------------------
Leigh A. Adams             Secretary and Director         February 28, 1997

/s/ William L. Elson
-----------------------------
William L. Elson            Director                      February 28, 1997

/s/ Barry M. Alpert
-----------------------------
Barry M. Alpert             Director                      February 28, 1997





                                     24

    Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Reports to the Shareholders and proxy materials will be furnished to the shareholders subsequent to the filing of this annual report on Form 10-
K. The registrant will furnish copies of such materials to the Commission when they are sent to the shareholders.












                                      25

















                             EXHIBIT 10.38














                         AMENDMENT AGREEMENT NO. 2


THIS AMENDMENT AGREEMENT NO. 2 (the "Amendment Agreement") is made and entered into as of this 15th day of March, 1996 by and among REPTRON ELECTRONICS, INC., a Florida corporation having its principal place of business in Tampa, Florida (the "Borrower"), NATIONSBANK, NATIONAL ASSOCIATION (SOUTH) (f/k/a NationsBank of Florida, National Association), a national banking association in its capacity as agent (the "Agent") for each of the lenders (the "Lenders") now or hereafter party to the Credit Agreement (defined below), and each of the undersigned Lenders. Unless the context otherwise requires, all terms used herein without definition shall have the respective definitions provided therefor in the Credit Agreement.

                             W I T N E S S E T H

WHEREAS, the Borrower, the Agent and the Lenders have entered into that certain Amended and Restated Revolving Credit and Reimbursement Agreement dated June 29, 1995 whereby the Lenders have made available to the Borrower
(i) a $55,000,000 revolving credit facility, which shall include a letter of credit facility of up to $500,000 and (ii) a $9,942,917 direct pay letter of credit facility (together with the exhibits and schedules attached thereto, as the same has been amended by Amendment Agreement No. I dated as of December 15, 1995 and as the same may be hereafter amended, restated or supplemented, the "Credit Agreement"); and

WHEREAS, the Borrower has requested that the Lenders amend the Credit
Agreement;

WHEREAS, upon the terms and conditions contained herein, the Agent and the Lenders are willing to amend the Credit Agreement in the manner set forth herein;

NOW, THEREFORE, in consideration of the premises and conditions herein set forth, it is hereby agreed as follows:

1. Credit Agreement Amendments. Subject to the conditions hereof, the Credit Agreement is hereby amended, effective as of the date hereof, as follows:

(a) Section 10.3 of the Credit Agreement is hereby amended by deleting the words "prior to" from the first line thereof and inserting, in lieu thereof, the word "after".

(b) Section ll.l(a) of the Credit Agreement is hereby amended by deleting the date "June 29, 1995" and inserting, in lieu thereof, the date "September 30, 1995".

(c) Section 11.2(iii) of the Credit Agreement is hereby amended by deleting the amount "$1,000,000" and inserting, in lieu thereof, the amount "$1,100,000".

(d)   Section 11.6 of the Credit Agreement is hereby amended by
(i) deleting the amount "8,000,000" and inserting, in lieu thereof, the amount "11,000,000" and (ii) deleting the amount "13,000,000" and inserting, in lieu thereof, the amount "10,000,000".

(e) From and after the date of this Amendment Agreement, the term "NationsBank" as defined in the Credit Agreement, shall no longer mean NationsBank of Florida, National Association, but shall mean NationsBank, National Association (South) in its capacity as a Lender and (ii) the term "Agent", as defined in the Credit Agreement, shall no longer mean NationsBank of Florida, National Association, but shall mean NationsBank, National Association (South) in its capacity as the agent for the Lenders.

2. Representations and Warranties. In order to induce the Agent and NationsBank to enter into this Amendment Agreement, the Borrower hereby represents and warrants that the Credit Agreement has been re-examined by the Borrower and that except as disclosed by the Borrower in writing to the Lenders as of the date hereof:

(a) The representations and warranties made by the Borrower in Article VIII thereof are true on and as of the date hereof;

(b) There has been no material adverse change in the condition, financial or otherwise,, of the Borrower and its Subsidiaries since the date of the most recent financial reports of the Borrower delivered to the Agent under Section 10.2 thereof, other than changes in the ordinary course of business;

(c) The business and properties of the Borrower and its Subsidiaries are not, and since the date of the most recent financial reports of the Borrower delivered to the Agent under Section 10.2 thereof, have not been, adversely affected in any substantial way as the result of any fire, explosion, earthquake, accident, strike, lockout, combination of workers, flood, embargo, riot, activities of armed forces, war or acts of God or the public enemy, or cancellation or loss of any major contracts; and

(d) After giving effect to this Amendment Agreement, no condition exists which, upon the effectiveness of the amendment contemplated hereby, would constitute a Default or an Event of Default on the part of the Borrower under the Credit Agreement or the Notes, either immediately or with the lapse of time or the giving of notice, or both.

3.	Conditions Precedent.  The effectiveness of this Amendment
Agreement is subject to the receipt by the Agent of the following:


                                    2

(I) four counterparts of this Amendment Agreement duly executed by the Borrower and the Required Lenders;

(ii) copies of all additional agreements, instruments and documents which the Agent may reasonably request, such documents, when appropriate, to be certified by appropriate governmental authorities.

All proceedings of the Borrowers relating to the matters provided f or herein shall be satisfactory to the Lenders, the Agent and their counsel.

4. Entire Agreement. This Amendment Agreement sets forth the entire understanding and agreement of the parties hereto in relation to the subject matter hereof and supersedes any prior negotiations and agreements among the parties relative to such subject matter. No promise, condition, representation or warranty, express or implied, not herein set forth shall bind any party hereto, and no one of them has relied on any such promise, condition, representation or warranty. Each of the parties hereto acknowledges that, except as in this Amendment Agreement otherwise expressly stated, no representations, warranties or commitments, express or implied, have been made by any party to the other. None of the terms or conditions of this Amendment Agreement may be changed, modified, waived or canceled orally or otherwise, except by writing, signed by all the parties hereto, specifying such change, modification, waiver or cancellation of such terms or conditions, or of any proceeding or succeeding breach thereof.

5. Full Force and Effect of Agreement. Except as hereby specifically amended, modified or supplemented, the Credit Agreement and all other Loan Documents are hereby confirmed and ratified in all respects and shall remain in full force and effect according to their respective terms.

6. Counterparts. This Amendment Agreement may be executed in any number of counterparts, each of which shall be deemed an original as against any party whose signature appears thereon, and all of which shall together constitute one and the same instrument.

7.   GOVERNING LAW.  THIS AMENDMENT AGREEMENT SHALL IN ALL RESPECTS
BE GOVERNED BY THE LAW OF THE STATE OF FLORIDA, WITHOUT REGARD TO ANY OTHERWISE APPLICABLE PRINCIPLES OF CONFLICT OF LAWS. THE BORROWER HEREBY
(i) SUBMITS TO THE JURISDICTION AND VENUE OF THE STATE AND FEDERAL COURTS OF FLORIDA FOR THE PURPOSES OF RESOLVING DISPUTES HEREUNDER OR UNDER ANY OF THE OTHER LOAN DOCUMENTS TO WHICH IT IS A PARTY OR FOR PURPOSES OF COLLECTION AND
(ii)	WAIVES TRIAL BY JURY IN CONNECTION WITH ANY SUCH LITIGATION.

S. Enforceability. Should any one or more of the provisions of this Amendment Agreement be determined to be illegal or unenforceable as to one or more of the parties hereto, all other



                                     3

provisions nevertheless shall remain effective and binding on the parties hereto.

   9.    Credit Agreement. All references in any of the Loan
Documents to the Credit Agreement shall mean and include the Credit Agreement as amended hereby.

   10. Successors and Assigns. This Amendment Agreement shall be binding upon and inure to the benefit of each of the Borrower, the Lenders, the Agent and their respective successors, assigns and legal representatives; provided, however, that the Borrower, without the prior consent of the Lenders, may not assign any rights, powers, duties or obligations hereunder.

IN WITNESS WHEREOF, the parties hereto have caused this Amendment
Agreement to be duly executed by their duly authorized officers, all as of the day and year first above written.


BORROWER:

REPTRON ELECTRONICS, INC.

By:
   -------------------------------
  Name:
       ---------------------------
                                          Title:
                                                --------------------------

NATIONSBANK, NATIONAL ASSOCIATION,
(SOUTH) (f/k/a NationsBank of
Florida, National
Association), as Agent for the
Lenders and as Lender

                                            By:
                                               -----------------------------
Name: Nancy Pearson
     -------------------------
Title: Senior Vice President
      ------------------------

    PNC BANK, KENTUCKY, INC.

    By:
        ----------------------------
     Name:
          --------------------------
     Title:
                                                   -------------------------







                                          4


                                      THE SUMITOMO BANK, LIMITED
                                      By:
                                         ---------------------------------
                                  Name:Allen L. Harvell, Jr.
                                       ------------------------------
                                  Title:Vice President and Manager
                                             -----------------------------
                                      By:
                                         ---------------------------------
                                 Name:Brian M, Smith
                                      ------------------------------
                                       Title: Sr. Vice President and RM (E)
                                             ------------------------------

                                      BARNETT BANK OF TAMPA
                                      By:
                                         ----------------------------------
                                       Name:
                                            -------------------------------
                                       Title:
                                             ------------------------------
















                                  EXHIBIT  10.39
















 .                            AMENDMENT AGREEMENT
                                    NO. 3,
                           TO THE AMENDED AND RESTATED
                  REVOLVING CREDIT AND REIMBURSEMENT AGREEMENT

THIS AMENDMENT AGREEMENT NO. 3 TO THE AMENDED AND RESTATED REVOLVING
CREDIT AND REIMBURSEMENT AGREEMENT (the "Amendment Agreement") is made and entered into as of the 25th day of, September, 1996 by and among REPTRON ELECTRONICS, INC., a Florida corporation having its principal place of business in Tampa, Florida (the "Borrower"), NATIONSBANK, NATIONAL ASSOCIATION (SOUTH) (f/k/a NationsBank of Florida, National Association), a national banking association ("NationsBank") in its capacity as agent (the "Agent") for each of the lenders (the "Lenders") now or hereafter party to the Credit Agreement (defined below) , and each of the undersigned Lenders.
 Unless the context otherwise requires, all terms used herein without definition shall have the respective definitions provided therefor in the Credit Agreement.

                            W I T N E S S E T H:

WHEREAS, the Borrower, the Agent and the Lenders have entered into that certain Amended and Restated Revolving Credit and Reimbursement Agreement dated June 29, '1995 whereby the Lenders have made available to the Borrower (i) a $55,000,000 revolving credit facility, which shall include a letter of credit facility of up to $500,000 and (ii) a $9,942,917 (as reduced from time to time in accordance with the terms thereof) direct pay letter of credit facility (together with the exhibits and schedules attached thereto, as the same has been amended by Amendment Agreement No. 1 dated as of December 15, 1995 and by Amendment Agreement No. 2 dated as of March 15, 1996, and as the same may be hereafter amended, restated or supplemented, the "Credit Agreement"); and

WHEREAS, the Borrower has requested that the Lenders amend the Credit Agreement; and

WHEREAS, upon the terms and conditions contained herein, the Agent and the Lenders are willing to amend the Credit Agreement in the manner set forth herein;

NOW, THEREFORE, in consideration of the premises and conditions herein set forth, it is hereby agreed as follows:

1. Credit Agreement Amendments. Subject to the conditions hereof, the Credit Agreement is hereby amended, effective as of the date hereof, as follows:

(a)   The Preliminary Statement thereof, in its Section
(1)(iii), is hereby amended by deleting the amount 11 9,942,91711 and inserting, in lieu thereof, the amount and
phrase "$ 9, 94 2, 91 (as reduced from time to time in accordance
with the	terms thereof)".

(b)	Section 1. 1 thereof is hereby amended to include in
the appropriate alphabetical order the following definition:

"`Consolidated Operating Lease Expense', means the gross amount of all lease or rental payments, whether or not characterized as rent, of the Borrower and its Subsidiaries, excluding payments in respect of Capitalized Lease Obligations, all determined on a consolidated basis in accordance with GAAP."

(c) Section 1.1 thereof is hereby further amended as follows:

(i) The definition of "Applicable L/C Fee" is hereby amended (A) by deleting the phrases "(i)" and "(ii) the Consolidated Fixed Charge Ratio," and (B) by deleting, in its entirety, its existing schedule of ratios and by inserting, in lieu thereof, the following schedule:

                                                                Applicable
                              "Consolidated Leverage             L/C Fee
                               ---------------------            ----------
                         (a)   Less than or equal to               1 3/4%
                               .65 to 1.00

                         (b)   Less than or equal to               1 1/2%
                               .60 to 1.00

                         (c)   Less than or equal to               1 1/4%
                               .50 to 1.00

(d)   Less than or equal to               1%"
      .40 to 1.00

(ii)   The definition of "Applicable Margin" is hereby amended
(A) by deleting the phrases
"(i)" and "(ii) the Consolidated Fixed Charge Ratio," and (B) by deleting, in its entirety, its existing schedule of ratios and by inserting, in lieu thereof, the following schedule:

Applicable Margin
                                                      Eurodollar    Unused
                  "Consolidated Leverage                 Loan         Fee
                   ---------------------              ----------    ------

              (a)  Less than or equal to                1 7/8%       1/2%
                   .65 to 1.00

              (b)  Less than or equal to                1 5/8%       3/8%
                   .60 to 1.00

              (c)  Less than or equal to                1 3/8%      3/10%
                   .50 to 1.00

              (d)  Less than or equal to                1 1/8%     11/40%"
                   .40 to 1.00


(iii) The definition of "Consolidated Fixed Charge Ratio" is hereby amended and restated in its entirety as follows:

"'Consolidated Fixed Charge Ratio', means, with respect to the Borrower and its Subsidiaries for the Four-Quarter Period ending on the date of computation thereof, the ratio of (a) Consolidated
EBITDA plus Consolidated Operating Lease Expense to (b) Consolidated Fixed Charges."

(iv) The definition of "Consolidated Fixed Charges" is hereby amended and restated in its entirety as follows:

"`Consolidated Fixed Charges' means, with respect to the Borrower and its Subsidiaries, for the period of computation thereof, the sum of, without duplication, (i) Consolidated Interest
Expense, (ii) Consolidated Operating Lease
Expense, and (iii) required principal payments during such period of Consolidated Indebtedness."

(v) The definition of "Revolving Credit Termination Date" is hereby amended by deleting the date "June 30, 1998" and inserting, in lieu thereof, the date "June 30, 1999".

(vi) The definition of "Total Facilities Commitment" is hereby amended and restated in its entirety as follows:

"`Total Facilities Commitment' means the
Total Revolving Credit Commitment plus the Direct
Pay Letter of Credit Commitment."

(d) Section ll.l(b) thereof is hereby amended and restated in its entirety as follows:

"(b) Consolidated Leverage Ratio.  The Consolidated Leverage
Ratio as at the end of any Fiscal Quarter to be greater than .65 to 1.00."

(e) Section 11.2(iii) thereof is hereby amended by deleting the amount "1,100,000" and inserting, in lieu thereof, the amount
"5,000,000."


(f) Section 11. 6 thereof is hereby amended by (i) deleting the phrase "$10,000,000 in Fiscal Year 1996" and inserting, in lieu thereof, the phrase "$15,000,000 in Fiscal Year 1996", and by (ii) deleting the phrase "$7,000,000 in any Fiscal Year thereafter." and inserting, in lieu thereof, the phrase "$10,000,000 in any Fiscal Year thereafter."

(g) Exhibit G to the Credit Agreement is hereby deleted in its entirety and replaced by Exhibit A as attached hereto.

2. Representations and Warranties. In order to induce the Agent and the Lenders to enter into this Amendment Agreement, the Borrower hereby represents and warrants that the Credit Agreement has been re-examined by the Borrower and that except as disclosed by the Borrower in writing to the Lenders as of the date hereof:

(a) The representations and warranties made by the Borrower in Article VIII thereof are true on and as of the date hereof;

(b) There has been no material adverse change in the condition, financial or otherwise, of the Borrower and its Subsidiaries since the date of the most recent financial reports of the Borrower delivered to the Agent under Sections 10.1 and 10.2 thereof, other than changes in the ordinary course of business;

(c) The business and properties of the Borrower and its Subsidiaries are not, and since the date of the most recent financial reports of the Borrower delivered to the Agent under Sections 10.1 and 10.2 thereof, have not been, adversely affected in any substantial way as the result of any fire, explosion, earthquake, accident, strike, lockout, combination of workers, flood, embargo, riot, activities of armed forces, war or acts of God or the public enemy, or cancellation or loss of any major contracts; and

(d) After giving effect to this Amendment Agreement, no condition exists which, upon the effectiveness of the amendment contemplated hereby, would constitute a Default or an Event of Default on the part of the Borrower under the Credit Agreement or the Notes, either immediately or with the lapse of time or the giving of notice, or both.

3.   Conditions Precedent.  The effectiveness of this
Amendment Agreement is subject to the receipt by the Agent of the following:

(i) five counterparts of this Amendment Agreement duly executed by all signatories hereto;





(ii) resolutions of the Board of Directors or other governing body of the Borrower- approving this Amendment
Agreement certified by the Secretary of the Borrower; and

(iii)  copies of all additional agreements,
instruments and documents which the Agent may reasonably request, such documents, when appropriate, to be certified by appropriate governmental authorities.

All proceedings of the Borrowers relating to the matters provided for herein shall be satisfactory to the Lenders, the Agent and their counsel.

4. Entire Agreement. This Amendment Agreement sets forth the entire understanding and agreement of the parties hereto in relation to the subject matter hereof and supersedes any prior negotiations and agreements among the parties relative to such subject matter. No promise, condition, representation or warranty, express or implied, not herein set forth shall bind any party hereto, and no one of them has relied on any such promise, condition, representation or warranty. Each of the parties hereto acknowledges that, except as in this Amendment Agreement otherwise expressly stated, no representations, warranties or commitments, express or implied, have been made by any party to the other. None of the terms or conditions of this Amendment Agreement may be changed, modified, waived or canceled orally or otherwise, except by writing, signed by all the parties hereto, specifying such change, modification, waiver or cancellation of such terms or conditions, or of any proceeding or succeeding breach thereof.

5. Full Force and Effect of Agreement. Except as hereby specifically amended, modified or supplemented, the Credit Agreement and all other Loan Documents are hereby confirmed and ratified in all respects and shall remain. in full force and effect according to their respective terms.

6. Counterparts. This Amendment Agreement may be executed in any number of counterparts, each of which shall be deemed an original as against any party whose signature appears thereon, and all of which shall together constitute one and the same instrument.

7. GOVERNING LAW. THIS AMENDMENT AGREEMENT SHALL IN ALL RESPECTS BE GOVERNED BY THE LAW OF THE STATE OF FLORIDA, WITHOUT REGARD TO ANY OTHERWISE APPLICABLE PRINCIPLES OF CONFLICT OF LAWS. THE BORROWER HEREBY (i) SUBMITS TO THE JURISDICTION AND VENUE OF THE STATE AND FEDERAL COURTS OF FLORIDA FOR THE PURPOSES OF RESOLVING DISPUTES HEREUNDER OR UNDER ANY OF THE OTHER LOAN DOCUMENTS TO WHICH IT IS A PARTY OR FOR PURPOSES OF COLLECTION AND
(ii)	WAIVES TRIAL BY JURY IN CONNECTION WITH ANY SUCH LITIGATION.

8. Enforceability. Should any one or more of the provisions of this Amendment Agreement be determined to be illegal or unenforceable as to one or more of the parties hereto, all other provisions nevertheless shall remain effective and binding on the parties hereto.

9. Credit Agreement. All references in any of the Loan Documents to the Credit Agreement shall mean and include the Credit Agreement as amended hereby.

10. Successors and Assigns. This Amendment Agreement shall be binding upon and inure to the benefit of each of the Borrower, the Lenders, the Agent and their respective successors, assigns and legal representatives; provided, however, that the Borrower, without the prior consent of the Lenders, may not assign any rights, powers, duties or obligations hereunder.



               [remainder of this page left blank intentionally]








IN WITNESS WHEREOF,, the parties hereto have caused this Amendment Agreement to be duly executed by their duly authorized officers, all as of the day and year first above written.

                                        BORROWER:
REPTRON ELECTRONICS, INC.
By:
   ---------------------------------
Name:  Paul J. Plante
     -----------------------------
Title:  Vice President - Finance
      ----------------------------








                                Signature Page 1 of 5


NATIONSBANK, NATIONAL ASSOCIATION
                                        (SOUTH), as Agent for the Lenders

                                        By:
                                          ---------------------------------
                                         Name:  Lori Stone
                                             ------------------------------
                                         Title:  Vice President
                                               ----------------------------

                                        NATIONSBANK, NATIONAL ASSOCIATION
                                        (SOUTH), as Lender

                                        By:
                                          ----------------------------------
                                  Name:  Lori Stone
                                       ------------------------------
                                  Title:  Vice President
                                              ------------------------------







                                Signature Page 2 of 5


                                          PNC BANK, KENTUCKY, INC.

                                          By:
                                             ------------------------------
                                            Name:  Ralph A. Phillips
                                                 --------------------------
                                            Title:  Vice President
                                                 --------------------------






                                 Signature Page 3 of 5


                                          THE SUMITOMO BANK, LIMITED

                                           By:
                                              -----------------------------
                                              Name:  Allen L. Harvell, Jr.
                                                    -----------------------
                                              Title:  Vice President & Mgr.

                                           By:
                                              -----------------------------
                                              Name:  M. Phillip Freeman
                                                   ------------------------
                                              Title:  Vice Preisdent
                                                    -----------------------




                           Signature Page 4 of 5


                                            BARNETT BANK, N.A.

                                            By:
                                               ----------------------------
                                               Name:  David Austin
                                                    -----------------------
                                               Title:  Vice President
                                                     ----------------------





                           Signature Page 5 of 5


EXHIBIT A
to Amendment

                                EXHIBIT G

                         Compliance Certificate


To:  NationsBank, National Association (South) as Agent
901 Main Street, 67th Floor
Dallas, Texas 75202
Attention:    Corporate Banking Department Nancy Pearson

With a copy to:       NationsBank, National Association (South) as Agent
One Independence Center
101 North Tryon Street
NCl-001-15-04
Charlotte, North Carolina 28255
Telefacsimile:  704/386-9923
Attention: Marie Garcelon, Agency Services

Reference is hereby made to the Amended and Restated Revolving Credit and Reimbursement Agreement dated as of June 29, 1995 as the same has been amended by Amendment Agreement No. 1 dated December 15, 1995, by Amendment Agreement No. 2 dated March 15, 1996, and by Amendment Agreement No. 3 dated September 25, 1996 (the "Agreement") among Reptron Electronics, Inc. (the "Borrower"), the Lenders party thereto and NationsBank, National Association (South) as Agent for the Lenders. Capitalized terms used but not defined herein shall have the respective meanings therefor set forth in the Agreement. The undersigned, a duly authorized and acting Authorized Officer, hereby certifies to you as of -----------------(insert most recent Fiscal Quarter or Fiscal Year end, the "Determination Date',] as follows':

1.  Calculations:

A.   Compliance with Section ll.l(a):

----------------------------
'If this Certificate is
delivered in connection with an Acquisition pursuant to the Agreement, as indicated by the signature of the Authorized Representative in the following
space:                                 . then the calculations provided in
this Certificate include applicable financial information and results of operations on a consolidated historical pro forma basis of both the Person
to be acquired,                 . [insert name of Person to be acquired] and
the Borrower and its Subsidiaries, all as of and for the period ending on the Determination Date specified in the compliance certificate most recently required to be furnished to you pursuant to Section 10.6 of the Agreement.

Consolidated Tangible Net Worth

1. Consolidated Tangible Net Worth required to be maintained as at the end of the immediately preceding Fiscal Quarter
(At least $34,000,000)                    $

2.   Consolidated Net Income during the current Fiscal
Quarter x 75%.                           $

3.   100% of aggregate amount of equity offering proceeds since
     Closing Date                                      $
4.   Sum of A.l. + A.2. + A.3.                 $
5.   Actual Consolidated Tangible
Net Worth                                 $

Required: At least $34,000,000 and any greater amount pursuant to Section ll.l(a)

B.     Compliance with Section ll.l(b). Consolidated Leverage Ratio

       1.   Consolidated Indebtedness                $
       2.   Consolidated Total Capital               $
       3.   Ratio of B.1. to B.2.                                   to 1.00
                                                               ----
Required:  Line B.3. must not be more than .65 to 1.00

C.     Compliance with Section ll.l(c): Consolidated Fixed Charge Ratio

1.   Consolidated EBITDA                       $

2.   Plus:  Consolidated Operating
                   Lease Expense                      $
      3.   C.l. + C.2.                                $
      4.   Consolidated Fixed Charges                 $
                        A-2

5.  Ratio of C.4. to C.5.
          $

Required:  Line C.5. must not be less
than 1.25 to 1.00, all calculated on
a rolling Four-Quarter Period basis

D.   Compliance with Section ll.l(d): Current
Ratio

     1.  Consolidated Current Assets
         $
     2.  Consolidated Current Liabilities
         $
     3.  Ratio of D.l. to D.2.
             to 1.00

       ------

Required:  Line D.3. must not be less
than 1.50 to 1.00.

E.    Compliance with Section 11.3: Guaranties

1.    Aggregate amount of Guarantees
(other than
Existing Guaranties)
         $

2.     Indebtedness outstanding
       described in Section 11.2(v)
          $
3.   E.l. + E.2.
          $

Required:  Line E.3 must not be greater
than $500,000.

F.    Compliance with Section 11.6: Capital
Expenditures

1.    Aggregate amount of Capital
Expenditures during current
Fiscal Year
          $

Required:  Line F.1 must not exceed
$11,000,000 in Fiscal Year 1995,
$15,000,000 in Fiscal Year 1996 (plus any carryover from Fiscal Year 1995), or $10,000,000 in any subsequent Fiscal
Year.

G.    Compliance with Section 11.9: Restricted
Payments

1.   Consolidated Net Income X .25
     $
2.   Lesser of $1,000,000 and G.l.
     $
                           A-3
3.  Restricted Dividend Payments
    in current Fiscal Year
           $
4.    G.2. - G.3.
             $
S.  Restricted Purchases in
current Fiscal Year
              $

Required:  Line G.4. must not be
less than 0; Line G.5. must not be
greater than $100,000.

H.  Compliance with Section 11.13:
Operating Leases

1.  Aggregate obligations
under Operating Leases as of
end of preceding Fiscal Year
        $

2.  Aggregate annual obligations
under Operating Leases in
effect
     during current Fiscal Year
            $
3.    H.2 - H.1
             $

Required:  Line H.3. must not be
greater than $1,000,000.

2.   No Default

A.  To the best knowledge of
the undersigned,
since -------------- (the date of
the last similar
certification), (a) the Borrower
has not defaulted in the keeping,
observance, performance or
fulfillment of any of the Loan
Documents; and (b) no Default or
Event of Default specified in
Article XII of the Agreement has
occurred.

B.  If a Default or Event of
Default has occurred
since ------------------ (the date
of the last similar
certification), the Borrower
proposes to take the following
action with respect to such Default
or Event of Default:

             -----------------------------------
--------------------
             -----------------------------------
--------------------
             -----------------------------------
--------------------


(Note, if no Default or Event of Default has occurred, insert "Not Applicable").

The Determination Date is the date of the last required financial statements submitted to the Lenders in accordance with
Section 10.1 or 10.2, as the case may be, of the Agreement.

                                   A-4

IN WITNESS WHEREOF, I have executed this
Certificate this----------
day of -------------- 19---.

                                 ---------------
---------------
Authorized
Officer for
Reptron
Electronics,
Inc.








                                 A-5

Calculation Schedule to Compliance Certificate

                                   , 199
-----------------------------------     --
[Insert applicable Determination Date]


1.  Consolidated EBITDA:

A.    Consolidated Net Income
             $
     B.   Plus:  Consolidated Interest Expense
            $
     C.   Plus:  Accrued income taxes
            $
     D.   Plus:  Accrued depreciation
            $
     E.   Plus:  Accrued amortization
            $
     F.   Plus:  Consolidated EBITDA
          (l.A + l.B + l.C + l.D + l.E)
            $

Total (to Line C )
            $

2.   Consolidated Fixed Charges:

A.    Consolidated Interest Expense
              $
B.    Consolidated Operating Lease
Expense
              $
C.    Principal payments on Consolidated
Indebtedness
              $
D.    Consolidated Fixed Charges:
(2.A + 2.B + 2.C)
            $
Total (to Line C.4)
              $
3.    Consolidated Indebtedness:
A.  Revolver Outstandings
    (including Commercial LOCS)
            $
B.  Capitalized Lease Obligations
            $
C.  Term Loans (including current
portion) to
    include Flexible Term Notes
            $
D.   Guaranties allowed under
Section 11.3(iii)
              $
Total (to Line B.1)
              $

                              A-6

















                                 EXHIBIT  10.40
























AMENDMENT AGREEMENT NO. 4
                        TO THE AMENDED AND RESTATED
                 REVOLVING CREDIT AND REIMBURSEMENT AGREEMENT

THIS AMENDMENT AGREEMENT NO. 4 TO THE AMENDED AND RESTATED REVOLVING
CREDIT AND REIMBURSEMENT AGREEMENT (the "Amendment Agreement") is made and entered into as of this 31 day of January, 1997 among REPTRON ELECTRONICS, INC., a Florida corporation having its principal place of business in Tampa, Florida (the "Borrower"), NATIONSBANK, NATIONAL ASSOCIATION (SOUTH), a national banking association ("NationsBank") in its capacity as agent (the "Agent") for each of the lenders (the "Lenders") now or hereafter party to the Credit Agreement (defined below), and each of the undersigned Lenders. Unless the context otherwise requires, all terms used herein without definition shall have the respective definitions provided therefor in the Credit Agreement.

                              W I T N E S S E T H:

WHEREAS, the Borrower, the Agent and the Lenders have entered into that certain Amended and Restated Revolving Credit and Reimbursement Agreement dated June 29, 1995 whereby the Lenders have made available to the Borrower (i) a $55,000,000 revolving credit facility, which shall include a letter of credit facility of up to $500,000 and (ii) a $9,942,917 (as reduced from time to time in accordance with the terms thereof) direct pay letter of credit facility (together with the exhibits and schedules attached thereto, as the same has been amended by Amendment Agreement No. 1 dated as of December 15, 1995, Amendment Agreement No. 2 dated as of March 15, 1996 and Amendment Agreement No. 3 dated as of September 24, 1996 and as the same may be further amended, restated or supplemented from time to time, the "Credit Agreement"); and

WHEREAS, the Borrower has requested that the Lenders amend the Credit Agreement to temporarily increase the Total Revolving Credit Commitment from $55,000,000 to $60,000,000; and

WHEREAS, upon the terms and conditions contained herein, the Agent and the Lenders are willing to amend the Credit Agreement to so increase the Total Revolving Credit Commitment through April 30, 1997;

NOW, THEREFORE, in consideration of the premises and conditions herein set forth, it is hereby agreed as follows:

l. Credit Agreement Amendment. Subject to the conditions hereof, the Credit Agreement is hereby amended, effective as of the date hereof, as follows:

(a) Section 1.1 thereof is hereby amended by amending and restating the following definitions in their entirety as follows:

"'Overline Notes' means the promissory notes of the Borrower dated as of January 31, 1997 and payable to the order of the Lenders in the aggregate original principal amount of $5,000,000, each substantially in the form attached hereto as Exhibit O."

"'Overline Termination Date' means (i)April 30, 1997 or
(ii) such earlier date of termination of Lenders' obligations pursuant to Article XII upon the occurrence of an Event of Default or
(iii) such date as the Borrower may voluntarily permanently terminate the Revolving Credit Facility by payment in full of all obligations (including the discharge of all obligations with respect to Letters of Credit) or (iv) such later date as the Borrower and the Lenders shall agree in writing pursuant to Section 2.13 hereof."


"'Total Revolving Credit Commitment' means an amount equal to $55,000,000, as reduced from time to time in accordance with Section @ hereof; provided, however, that during the period beginning January 31, 1997 through but not including April 30, 1997, the Total Revolving Credit Commitment shall be equal to $60,000,000, as reduced from time to time in accordance with Section 2.7."

(b) Section 2.7(b) thereof is hereby amended and restated in its entirety as follows:

11 (b) On the Overline Termination Date, the Borrower shall permanently reduce the Total Revolving Credit Commitment to an amount not to exceed $55, 000, 000 by payment in full of the Overline Note to the extent that (i) the sum of the Revolving Credit Debit Balance (excluding Construction Advances) and the Outstanding Commercial Letters of Credit exceeds the Unrestricted Total Revolving Credit Commitment or (ii) the sum of the Revolving Credit Debit Balance (including Construction Advances) and the Outstanding Commercial Letters of Credit exceeds the lesser of the Total Revolving Credit Commitment or the Borrowing Base, after giving effect to such reduction, together with accrued and unpaid interest on the amounts prepaid. No such reduction and accompanying prepayment shall result in the payment of any Eurodollar Loan other than on the last day of the Interest Period of such Loan unless such prepayment is accompanied by amounts due, if any, under Section 5.4. Upon such reduction and accompanying prepayment, the Overline Notes shall be canceled and returned to the Borrower."

(c) Exhibit Q shall be added to the Credit Agreement as attached hereto.


                                         2

1. Applicable Commitment Percentages. The parties hereto agree that the Applicable Commitment Percentages of the Lenders set forth on Exhibit B to the Credit Agreement shall remain unchanged with respect to the Revolving Credit Facility.

2. Representations and Warranties. In order to induce the Agent and the Lenders to enter into this Amendment Agreement, the Borrower hereby represents and warrants that the Credit Agreement has been re-examined by the Borrower and that except as disclosed by the Borrower in writing to the Lenders as of the date hereof:

(a)  The representations and warranties made by the Borrower in
Article VIII thereof are true on and as of the date hereof;

(b) There has been no material adverse change in the condition, financial or otherwise, of the Borrower and its Subsidiaries since the date of the most recent financial reports of the Borrower delivered to the Agent under Section 10.2 thereof, other than changes in the ordinary course of business;

(c) The business and properties of the Borrower and its Subsidiaries are not, and since the date of the most recent financial reports of the Borrower delivered to the Agent under Section 10.2 thereof, have not been, adversely affected in any substantial way as the result of any fire, explosion, earthquake, accident, strike, lockout, combination of workers, flood, embargo, riot, activities of armed forces, war or acts of God or the public enemy, or cancellation or loss of any major contracts; and

(d) After giving effect to this Amendment Agreement, no condition exists which, upon the effectiveness of the amendment contemplated hereby, would constitute a Default or an Event of Default on the part of the Borrower under the Credit Agreement or the Notes, either immediately or with the lapse of time or the giving of notice, or both.

3.  Conditions Precedent. The effectiveness of this Amendment
Agreement is subject to the receipt by the Agent of the following:

(i) six counterparts of this Amendment Agreement duly executed by all signatories hereto;

(ii)  the Notes, in the form attached hereto as Exhibit
0, executed by the Borrower;

(iii) resolutions of the Board of Directors or other governing body of the Borrower approving this Amendment
Agreement certified by the Secretary of the Borrower; and



                                    3

(iv) copies of all additional agreements, instruments and documents which the Agent may reasonably request, such documents, when appropriate, to be certified by appropriate governmental authorities.

All proceedings of the Borrowers relating to the matters provided for herein shall be satisfactory to the Lenders, the Agent and their counsel.

4. Entire Agreement. This Amendment Agreement sets forth the entire understanding and agreement of the parties hereto in relation to the subject matter hereof and supersedes any prior negotiations and agreements among the parties relative to such subject matter. No promise, condition, representation or warranty, express or implied, not herein set forth shall bind any party hereto, and no one of them has relied on any such promise, condition, representation or warranty. Each of the parties hereto acknowledges that, except as in this Amendment Agreement otherwise expressly stated, no representations, warranties or commitments, express or implied, have been made by any party to the other. None of the terms or conditions of this Amendment Agreement may be changed, modified, waived or canceled orally or otherwise, except by writing, signed by all the parties hereto, specifying such change, modification, waiver or cancellation of such terms or conditions, or of any proceeding or succeeding breach thereof.

5. Full Force an Effect of Agreement. Except as hereby specifically amended, modified or supplemented, the Credit Agreement and all other Loan Documents are hereby confirmed and ratified in all respects and shall remain in full force and effect according to their respective terms.

6. Counterparts. This Amendment Agreement may be executed in any number of counterparts, each of which shall be deemed an original as against any party whose signature appears thereon, and all of which shall together constitute one and the same instrument.

7. GOVERNING LAW. THIS AMENDMENT AGREEMENT SHALL IN ALL RESPECTS BE GOVERNED BY THE LAW OF THE STATE OF FLORIDA, WITHOUT REGARD TO ANY WISE APPLICABLE PRINCIPLES OF CONFLICT OF LAWS. THE BORROWER HEREBY (i) SUBMITS TO THE JURISDICTION AND VENUE OF THE STATE AND FEDERAL COURTS OF FLORIDA FOR THE PURPOSES OF RESOLVING DISPUTES HEREUNDER OR UNDER ANY OF THE OTHER LOAN DO S TO WHICH IT IS A PARTY OR FOR PURPOSES OF COLLECTION AND
(ii)  WAIVES TRIAL BY JURY IN CONNECTION WITH ANY SUCH LITIGATION.

8. Enforceability. Should any one or-more of the provisions of this Amendment Agreement be determined to be illegal or unenforceable as to one or more of the parties hereto, all other provisions nevertheless shall remain effective and binding on the parties hereto.



                                         4

        9 . Credit Agreement. All references in any of the Loan Documents to the Credit Agreement shall mean and include the Credit
Agreement as amended hereby.

       10. Successors and Assigns. This Amendment Agreement shall be binding upon and inure to the benefit of each of the Borrower, the Lenders, the Agent and their respective successors, assigns and legal representatives; provide,' however, that the Borrower, without the prior consent of the Lenders, may not assign any rights, powers, duties or obligations hereunder.



             (remainder of this page left blank intentionally]








                                   5

IN WITNESS WHEREOF, the parties hereto have caused this Amendment
Agreement to be duly executed by their duly authorized officers, all as of the day and year first above written.

                                        BORROWER:
REPTRON ELECTRONICS, INC.
By:
                                           --------------------------------
                                         Name:  Paul J. Plante
                                              -----------------------------
                                         Title:  CFO
                                              -----------------------------

                                         NATIONSBANK, NATIONAL ASSOCIATION
                                          (South), as Agent and a Lender

                                          By:
                                             -------------------------------
                                            Name:  Lori Stone
                                                 ---------------------------
                                            Title:  Vice President
                                                 ---------------------------

                                          PNC BANK, KENTUCKY, INC.

                                          By:
                                              ------------------------------
                                            Name:  James D. Neil
                                                 ---------------------------
                                            Title:  Vice President
                                                  --------------------------

                                          THE SUMITOMO ABNK, LIMITED

                                        By:
                                           ---------------------------------
                                          Name:  Allen L. Harvell, Jr.
                                               -----------------------------
                                          Title:  Vice President and Manager
                                                ----------------------------

                                        By:
                                           ---------------------------------
                                          Name:  M. Phillip Freeman
                                               -----------------------------
                                          Title:  Vice President
                                                ----------------------------

                                            BARNETT BANK OF TAMPA


                                        By:
                                           ---------------------------------
                                          Name:  David Austin
                                               -----------------------------
                                          Title:  SVP
                                                ----------------------------

EXHIBIT O


                               PROMISSORY NOTE


$[            ]                             Charlotte, North Carolina

January [  ],
1997

FOR VALUE RECEIVED, REPTRON ELECTRONICS, INC., a Florida corporation having its principal place of business located in Tampa, Florida (the
"Borrower") , hereby promises to pay to the order of [                     ]
(the "Lender"), in its individual capacity, at the office of NationsBank, National Association (South) , as agent for the Lenders (the "Agent") , located at One Independence Center, 101 North Tryon Street, Charlotte, North Carolina 28255 (or at such other place or places as the Agent may designate) at the times set forth in the Amended and Restated Revolving Credit and Reimbursement Agreement dated as of June 29, 1995 among the Borrower, the financial institutions party thereto (collectively, the "Lenders") and the Agent(as previously amended and as further amended and supplemented and in effect from time to time, the "Credit Agreement"; all capitalized terms not otherwise defined herein shall have the respective meanings set forth in the Credit Agreement), in lawful money of the United States of America, in
immediately available funds, the principal amount of [                 ]
DOLLARS ($[               ]) and to pay interest from the date hereof on the
unpaid principal amount hereof, in like money, at said office, on the dates and at the rates provided in the Credit Agreement. All or any portion of the principal amount of such Loans or other obligations may be prepaid as provided in the Credit Agreement.

This Note is one of the Notes in the aggregate principal amount of $60,000,000 referred to in the Credit Agreement and is issued pursuant to and entitled to the benefits and security of the Credit Agreement to which reference is hereby made for a more complete statement of the terms and conditions upon which the Loans evidenced hereby were or are made and are to be repaid. This Note is subject to certain restrictions on transfer or assignment as provided in the Credit Agreement.

The Credit Agreement provides for the acceleration of the maturity of this Note upon the occurrence of certain events and for prepayments of obligations upon the terms and conditions specified therein.

If payment of all sums due hereunder is accelerated under the terms of the Credit Agreement or under the terms of the other Loan Documents executed in connection with the Credit Agreement, the then remaining principal amount and accrued but unpaid interest shall bear interest which shall be payable on demand at the rates

                                          0-1

per annum set forth in the Credit Agreement, or the maximum rate permitted under applicable law, if lower, until such principal and interest have been paid in full. Further, in the event of such acceleration, this Note, and all other indebtedness of the Borrower to the Lenders shall become immediately due and payable, without presentation, demand, protest or notice of any kind, all of which are hereby waived by the Borrower.

In the event this Note is not paid when due at any stated or accelerated maturity, the Borrower agrees to pay, in addition to the principal and interest, all costs of collection, including reasonable attorneys' fees, and interest thereon at the rates set forth above.

Interest hereunder shall be computed on the basis of a 360-day year for the actual number of days in the interest period.

This Note shall be governed by, and construed in accordance with, the internal substantive law of the State of Florida without regard to otherwise applicable choice of laws rules.

All Persons bound on this obligation, whether primarily or secondarily liable as principals, sureties, guarantors, endorsers or otherwise, hereby waive to the full extent permitted by law the benefits of all provisions of law for stay or delay of execution or sale of property or other satisfaction of judgment against any of them on account of liability hereon until judgment be obtained and execution issues against any other of them and returned satisfied or until it can be shown that the maker or any other party hereto had no property available for the satisfaction of the debt evidenced by this instrument, or until any other proceedings can be had against any of them, and also their right, if any, to require the holder hereof to hold as security for this Note any collateral deposited by any of said Persons as security. Protest, notice of protest, notice of dishonor, dishonor, demand or any other formality are hereby waived by all parties bound hereon.

Notwithstanding any other provision herein, the aggregate interest rate charged under this Note, including all charges or fees in connection therewith deemed in the nature of interest under Florida law, shall not exceed the Highest Lawful Rate (as such term is defined below). If the rate of interest (determined without regard to the preceding sentence) under this Note at any time exceeds the Highest Lawful Rate (as defined below), the outstanding amount of the Loans made hereunder shall bear interest at the Highest Lawful Rate until the total amount of interest due hereunder equals the amount of interest which would have been due hereunder if the stated rates of interest set forth in this Note had at all times been in effect.
In addition, if when the Loans made hereunder are repaid in full the total interest due hereunder (taking into account the increase provided for above) is less than the total amount of interest which would have been due hereunder if the stated rates of interest set forth in this Note had at all

                                         0-2


times been in effect, then to the extent permitted by law, the Borrower shall pay to the Agent an amount equal to the difference between the amount of interest paid and the amount of interest which would have been paid if the Highest Lawful Rate had at all times been in effect. Subject to the adjustments permitted above, at no time will the interest paid be greater than the stated rate. Notwithstanding the foregoing, it is the intention of the Lender and the Borrower to conform strictly to any applicable usury laws. Accordingly, if the Lender contracts for, charges, or receives any consideration which constitutes interest in excess of the Highest Lawful Rate, then any such excess shall be canceled automatically and, if previously paid, shall at the Lender's option be applied to the outstanding amount of the Loans made hereunder or be refunded to the Borrower. As used in this paragraph, the term "Highest Lawful Rate" means the maximum lawful interest rate, if any, that at any time or from time to time may be contracted for, charged, or received under the laws applicable to the Lender which are presently in effect or, to the extent allowed by law, under such applicable laws which may hereafter be in effect and which allow a higher maximum nonusurious interest rate than applicable laws now allow.

IN WITNESS WHEREOF, the Borrower has caused this Note to be made, executed and delivered by its duly authorized representative as of the date and year first above written, all pursuant to authority duly granted.


REPTRON ELECTRONICS, INC.
WITNESS:
                                        By:
                                          ------------------------------
-------------------                       Name:
                                               -------------------------
-------------------                       Title:
                                               -------------------------







                                     0-3

ACKNOWLEDGMENT OF EXECUTION ON BEHALF OF
REPTRON ELECTRONICS, INC.


STATE OF NORTH CAROLINA

COUNTY OF MECKLENBURG


Before me, the undersigned, a Notary Public in and for said State and County on this [ ] day of January, 1997 A.D., personally appeared Paul J. Plante, being and by me duly sworn says he works at 14401 McCormick Drive, Tampa, Florida 33626, known to be the Vice President-Finance of Reptron Electronics, Inc. (the "Company") , who, being by me duly sworn, says that by authority duly given by, and as the act of the Company the foregoing and annexed Note dated January [ ] , 1997, was signed by him as said Vice President-Finance on behalf of the Company.

Witness my hand and of f official seal this day of January, 1997.



Notary Public

(SEAL)

My commission expires:








                                      0-4

Affidavit of (             )


The undersigned, being first duly sworn, deposes and says that:
  1. He is an employee of Smith Helms Mulliss & Moore, L.L.P., counsel to NationsBank, National Association (South) and works at 214 North Church Street, Charlotte, North Carolina 28212.

11. The Note of Reptron Electronics, Inc. to (                  ]in
the principal amount of $[ ]dated as of January 1997 was executed before him and delivered to him on behalf of the Lender in Charlotte, North Carolina.

This the [  ]day of January, 1997.

                                                   Name:


Acknowledgment of Execution

STATE OF NORTH CAROLINA )
                        )SS.:
COUNTY OF MECKLENBURG   )

Before me, the undersigned, a Notary Public in and for said


State and County on this [ ] day of January, 1997 A.D., personally appeared -------------------------being and by me duly sworn affixed his signature to the above Affidavit.

Witness my hand and of f official seal this day of January, 1997.


Notary Public

(SEAL)

My commission expires:








                                          0-5














                                       EXHIBIT 23.1





















CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have issued our reports dated February 5, 1997, accompanying the consolidated financial statements and schedule of Reptron Electronics, Inc., that are included in the Company's form 10-K for the year ended December 31, 1996. We hereby consent to the incorporation by reference of said reports in the Registration Statement of Reptron Electronics, Inc., on Form S-8 (File No. 33-87854, effective December 22, 1994).

GRANT THORNTON LLP

Tampa, Floirida
February 5, 1997