Form 10-Q
period 1997-03-31
REPTRON ELECTRONICS INC
filed 1997-05-15
CIK 918765

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C.   20549
                                 FORM 10-Q

       (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31,1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               ------------      ------------
Commission File Number 0 - 23426
                      ----------
                         REPTRON ELECTRONICS, INC.
-------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

         Florida                             38-2081116
-----------------------------         -----------------------------------
State or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or organization

 14401 McCormick Drive, Tampa, Florida                       33626
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (813)854-2351
                                                     ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes    X        No
                                          --------        -------
6,071,019 shares of common stock issued and outstanding as of May 12, 1997.
---------                                                     -------------















                           REPTRON ELECTRONICS, INC.


                                    INDEX




                                                                      Page
PART I.  FINANCIAL INFORMATION                                       Number

         Item 1.  Financial Statements

                  Consolidated Statements of Earnings --
                  Three months ended March 31, 1997 and
                  March 31, 1996                                        3

                  Consolidated Balance Sheets --
                  March 31, 1997 and December 31, 1996                  4

                  Consolidated Statement of
                  Shareholders' Equity -- Three months ended
                  March 31, 1997 and year ended December 31, 1996       5

                  Consolidated Statements of Cash Flows --
                  Three months ended March 31, 1997 and March
                  31, 1996                                              6

                  Notes to Consolidated Financial
                  Statements -- March 31, 1997                          7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         9


PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                     11


Signatures                                                             12


















 PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements

                          REPTRON ELECTRONICS, INC.
                     CONSOLIDATED STATEMENTS OF EARNINGS
              (In thousands, except share and per share data)


                                                     Three months ended
                                                           March 31,
                                                     ------------------
                                                     1997           1996
                                                    -------        -------
Net sales                                           $76,251        $66,551
Cost of goods sold                                   62,179         54,569
                                                     ------         ------
    Gross profit                                     14,072         11,982

Selling, general and administrative expenses          9,250          8,348
                                                     ------         ------
    Operating income                                  4,822          3,634

Interest expense                                      1,228          1,102
                                                     ------         ------
    Earnings before income taxes                      3,594          2,532

Income tax provision                                  1,438          1,013
                                                     ------         ------
    NET EARNINGS                                    $ 2,156        $ 1,519
                                                     ======         ======
    Net earnings per common share                   $  0.35        $  0.25
                                                     ======         ======
Weighted average shares of Common Stock and
  Common Stock equivalent shares outstanding      6,206,952      6,168,288
                                                  =========      =========




















  The accompanying notes are an integral part of these financial statements

                                     3

                       REPTRON ELECTRONICS, INC.
                      CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share data)

                                   ASSETS
                                                   March 31,   December 31,
                                                     1997          1996
                                                    -------     -----------
CURRENT ASSETS
  Cash and cash equivalents                         $     50    $    479
  Accounts receivable - trade, less allowances
    for doubtful accounts of $350                     47,360      39,807
  Inventories                                         65,498      58,694
  Prepaid expenses and other assets                    4,714       2,763
  Deferred tax benefit                                   167         138
                                                     -------     -------
      Total current assets                           117,789     101,881

PROPERTY, PLANT & EQUIPMENT - AT COST, NET            33,189      30,869
EXCESS OF COST OVER NET ASSETS ACQUIRED, NET           4,444       4,505
OTHER ASSETS                                           2,048       1,377
                                                     -------     -------
                                                    $157,470    $138,632
                                                     =======     =======

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                          $ 22,359    $ 18,339
  Notes payable to banks                               2,856           -
  Current portion of long-term obligations             2,352       3,560
  Accrued expenses                                     2,028       2,506
  Income taxes payable                                     -         246
                                                     -------     -------
      Total current liabilities                       29,595      24,651

NOTES PAYABLE TO BANKS                                60,000      48,550

LONG-TERM OBLIGATIONS, less current portion           15,417      15,235

DEFERRED INCOME TAXES                                  1,585       1,506

SHAREHOLDERS' EQUITY
  Preferred Stock - authorized 15,000,000 shares
   of $.10 par value; no shares issued                     -           -
  Common Stock - authorized 50,000,000 shares
   of $.01 par value; issued and outstanding,
   6,071,019 and 6,065,519 shares, respectively           61          61
  Additional paid-in capital                          21,260      21,233
  Retained earnings                                   29,552      27,396
                                                     -------     -------
                                                      50,873      48,690
                                                     -------     -------
                                                    $157,470    $138,632
                                                     =======     =======

 The accompanying notes are an integral part of these financial statements

                                        4

                          REPTRON ELECTRONICS, INC.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    (In thousands, except share data)

                                                                    Total
                         Common Stock      Additional               Share-
                       Shares      Par      Paid-In     Retained   holders'
                     Outstanding  Value     Capital     Earnings    Equity
                     -----------  -----    ----------   --------   --------
Balance at
December 31, 1995    6,048,519     $60       $21,145      $19,743    $40,948

Exercise of stock
options                 17,000       1            88            -         89
Net Earnings                 -       -             -        7,653      7,653
                     ---------      --        ------       ------     ------
Balance at
December 31, 1996    6,065,519      61        21,233       27,396     48,690

Exercise of stock
options (Unaudited)      5,500       -            27            -         27
Net Earnings
  (Unaudited)                -       -             -        2,156      2,156
                     ---------      --        ------       ------     ------
Balance at
  March 31, 1997
  (Unaudited)        6,071,019     $61       $21,260      $29,552    $50,873
                     =========      ==        ======       ======     ======




























   The accompanying notes are an integral part of this financial statement

                                      5

                           REPTRON ELECTRONICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                         Three months ended
                                                              March 31,
                                                           1997      1996
                                                         -------    -------
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
  Net earnings                                          $ 2,156    $ 1,519
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                         1,031        685
    Gain on sale of assets                                   (2)         -
    Deferred income taxes                                    50          -
    Change in assets and liabilities:
       Accounts receivable - trade                       (7,553)     2,932
       Inventories                                       (6,804)     6,022
       Prepaid expenses and other assets                 (1,951)       (34)
       Other assets                                        (788)       397
       Accounts payable - trade                           4,020     (9,985)
       Accrued expenses                                    (478)      (449)
       Income taxes payable                                (246)       617
                                                         ------     ------
         Net cash provided by (used in)
          operating activities                          (10,565)     1,704
                                                         ------     ------
Cash flows from investing activities:
  Net cash paid for acquisitions                              -        (91)
  Purchases of property, plant and equipment             (3,173)    (3,062)
  Proceeds from sale of property, plant and equipment         2          -
                                                         ------     ------
         Net cash used in investing activities           (3,171)    (3,153)
                                                         ------     ------
Cash flows from financing activities:
  Proceeds from exercise of stock options                    27         26
  Net proceeds from (payments on) note payable to bank   14,306        (33)
  Proceeds from long term obligations                         -      2,100
  Payments on long term obligations                      (1,026)      (684)
                                                         ------     ------
         Net cash provided by financing activities       13,307      1,409
                                                         ------     ------
         Net decrease in cash and cash equivalents         (429)       (40)
Cash and cash equivalents at beginning of period            479        224
                                                         ------     ------
Cash and cash equivalents at end of period              $    50    $   184
                                                         ======     ======
Supplemental cash flow information:
  Interest paid                                         $ 1,125    $ 1,102
                                                         ======     ======
  Income taxes paid                                     $ 2,425    $   396
                                                         ======     ======

Non-cash investing and financing activities:
 During the three month period ended March 31, 1996 the Company incurred approximately $372 of obligations under capital leases for the acquisition of equipment. No capital leases were entered into during the period ended March 31, 1997.

  The accompanying notes are an integral part of these financial statements

                                      6
                           REPTRON ELECTRONICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. The consolidated financial statements as of March 31, 1997 and for the three months ended March 31, 1997 and March 31, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results that may be expected for the year ending December 31, 1997. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the 1996 Form 10-K. Certain reclassifications have been made to conform to the 1997 presentation.

NOTE B --  INVENTORIES

Inventories consist of the following (in thousands):

                                           March 31,           December 31,
                                             1997                  1996
                                           --------            ------------
   Reptron Distribution:
      Inventories                           $36,362               $31,085

   K-Byte Manufacturing:
      Work in process                        11,089                 8,833
      Raw Materials                          18,047                18,776
                                             ------                ------
                                            $65,498               $58,694
                                             ======                ======
















                                    7
                       REPTRON ELECTRONICS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                              MARCH 31, 1997

NOTE C --  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company has two industry segments:  Distribution and Contract
Manufacturing. Distribution purchases a wide variety of electronic components, including semiconductors, passive products and electromechanical components, for distribution to manufacturers and wholesalers primarily throughout the United States. Contract Manufacturing manufactures electronic products according to customer design, for customers in various industries, including telecommunications, banking, and healthcare services.

The following table shows net sales and gross profit by industry segments:

                                             Three months ended
                                                  March 31,
                                               (in thousands)
                                             ------------------
                                             1997          1996
                                           -------       -------
Net Sales
  Distribution                             $47,368       $42,349
  Contract Manufacturing                    28,883        24,202
                                            ------        ------
                                           $76,251       $66,551
                                            ======        ======

Gross Profit
  Distribution                             $ 8,732       $ 8,111
  Contract Manufacturing                     5,340         3,871
                                            ------        ------
                                           $14,072       $11,982
                                            ======        ======


NOTE D -- NEW ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (FAS) No. 128, "Earnings Per Share", which supersedes Accounting Principles Board Opinion 15. FAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The potential effect of applying FAS No. 128 would have increased earnings per share from $.35 to $.36 during the first quarter of 1997.












                                     8
                         REPTRON ELECTRONICS, INC

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

     Net Sales: Total first quarter net sales increased $9.7 million, or 14.6%, from $66.6 million in the first quarter of 1996 to $76.3 million in the first quarter of 1997.

     Reptron Distribution first quarter net sales increased $5.0 million, or 11.9%, from $42.4 million in the first quarter of 1996 to $47.4 million in the first quarter of 1997. Sales to the largest customer of the Company, Tellabs, Inc., accounted for approximately $2.7 million of the increase in first quarter 1997 net sales. Tellabs, Inc. is a customer of both Reptron Distribution and K-Byte Manufacturing and represented approximately 15.4% of Reptron Distribution first quarter 1997 net sales (10.8% of total Company net sales). Sales from the memory module division accounted for approximately $760,000 of the increase in first quarter 1997 net sales. The balance of the increase in first quarter 1997 net sales was generated by the remainder of the Reptron Distribution sales offices. The highest volume sales office accounted for approximately 21.5% of Reptron Distribution net sales. Sales of semiconductors accounted for 75.0% of first quarter Reptron Distribution net sales, with the remaining sales generated from passive components (19.4%) and electromechanical products (5.6%).

     K-Byte Manufacturing net sales increased $4.7 million, or 19.3%, from $24.2 million in the first quarter of 1996 to $28.9 million in the first quarter of 1997. Sales to new customers accounted for a $6.5 million increase in net sales over the first quarter of 1996. This increase was partially offset by an intentional $1.4 million decrease in sales volume to a financially troubled customer. Net sales from the remaining active K-Byte Manufacturing customers varied based on differing customer requirements during these time periods. The largest K-Byte Manufacturing customer accounted for approximately 14.7% of division net sales (5.6% of total net sales). No other customer represented more than 9.5% of division net sales. Sales from the Tampa, Florida manufacturing facility accounted for approximately 58.0% of K-Byte Manufacturing net sales. The Gaylord, Michigan manufacturing facility generated approximately 38.2% of K-Byte Manufacturing net sales with the remaining net sales originating from the Saline, Michigan location.

     Gross Profit: Total first quarter gross profit increased $2.1 million, or 17.4%, from $12.0 million in the first quarter of 1996 to $14.1 million in the first quarter of 1997. The gross profit percentage of the Company increased from 18.0% in the first quarter of 1996 to 18.5% in the first quarter of 1997.

     Reptron Distribution first quarter gross profit increased $621,000, or 7.7%, from $8.1 million in the first quarter of 1996 to $8.7 million in the first quarter of 1997. The gross profit percentage decreased from 19.2% in the first quarter of 1996 to 18.4% in the first quarter of 1997. First quarter, 1997 sales of a specific ASIC component to the Company's largest customer resulted in lowering the first quarter, 1997 gross profit percentage. Additionally, the increase in sales from the memory module division as a percentage of total Reptron Distribution net sales, from 7.8% in the first quarter of 1996 to 8.5% in the first quarter of 1997, contributed to the decrease in first quarter, 1997 gross profit percentage.

     K-Byte Manufacturing gross profit increased $1.4 million, or 38.0%, from $3.9 million in the first quarter of 1996 to $5.3 million in the first quarter of 1997 and its gross profit percentage increased from 16.0% in the first quarter of 1996 to 18.5% in the first quarter of 1997. This increase is primarily attributable to the efficiencies of fixed overhead costs being spread over a larger revenue base and a favorable mix of business in the first quarter of 1997.

     Selling, General, and Administrative Expense: Selling, general, and administrative expenses increased $900,000, or 10.8%, from $8.3 million in the first quarter of 1996 to $9.2 million in the first quarter of 1997. These expenses, as a percentage of net sales, decreased from 12.5% in the first quarter of 1996 to 12.1% in the first quarter of 1997.

                                   9
     Interest Expense: Interest expense increased $126,000, or 11.4%, from $1.1 million in the first quarter of 1996 to $1.2 million in the first quarter of 1997 as a result of higher levels of average outstanding debt. The Company's current assets have increased to support the 14.6% increase in net sales. The increases in current assets were financed through the bank credit line.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company primarily finances its operations through bank credit lines, capital equipment leases, and short-term financing through supplier credit lines.

     Operating activities for the first quarter of 1997 used cash of approximately $10.6 million. This resulted primarily from an increase in accounts receivable of $7.6 million and an increase in inventories of $6.8 million. These items were offset by a $4.0 million increase in accounts payable. The Company's accounts receivable collections averaged 52.5 days as of March 31, 1997. Reptron Distribution averaged 5.2 inventory turns in the first quarter, 1997 while K-Byte Manufacturing averaged 3.9 inventory turns during this period. K-Byte Manufacturing's inventory turns have been negatively impacted by the complex process associated with integrating ten new customers, representing over 290 different circuit board assemblies into the Tampa manufacturing plant.


     Capital expenditures totaled approximately $3.2 million in the first quarter of 1997. These capital expenditures were primarily for the acquisition of manufacturing equipment. These capital expenditures were funded through the bank credit line.

     The Company believes that available credit facilities will be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. Additionally, the Company's future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities, and possible acquisitions. While there can be no assurance that such financing will be available in amounts and on terms acceptable to the Company, the Company believes that such financing will be available on acceptable terms.





                                    10
                            REPTRON ELECTRONICS, INC.


PART II.  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K

             a.  Exhibits

                 None

             b.  Reports on Form 8-K

                 No reports on Form 8-K were filed during the three months ended March 31, 1997.



























                                          11


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:
      -------------------------------
                                         REPTRON ELECTRONICS, INC.
                                         -------------------------
                                         (Registrant)



                                         By:/s/ Paul J. Plante
                                            -------------------------------
                                            Paul J. Plante, Chief Operating
                                            Officer and Chief Financial
                                            Officer (Principal Financial
                                            and Accounting Officer)





































                                      12