Form 10-Q
period 1997-06-30
REPTRON ELECTRONICS INC
filed 1997-08-13
CIK 918765

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C.   20549
                                 FORM 10-Q

       (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30,1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               --------------   ---------------
Commission File Number 0 - 23426
                      ----------
                           REPTRON ELECTRONICS, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Florida                             38-2081116
---------------------------         -------------------------------------
State or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or organization

 14401 McCormick Drive, Tampa, Florida                       33626
---------------------------------------                     -------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (813)854-2351
                                                    -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes    X        No
                                          ----------     --------
6,081,019 shares of common stock issued and outstanding as of
---------
August 12, 1997.
----------------













                           REPTRON ELECTRONICS, INC.


                                    INDEX




                                                                      Page
PART I.  FINANCIAL INFORMATION                                       Number

         Item 1.  Financial Statements

                  Consolidated Statements of Earnings --
                  Three months ended June 30, 1997 and
                  June 30, 1996 and Six months ended
                  June 30, 1997 and June 30, 1996                      3

                  Consolidated Balance Sheets --
                  June 30, 1997 and December 31, 1996                  4

                  Consolidated Statements of
                  Shareholders' Equity -- Year ended
                  December 31, 1996 and Six months ended
                  June 30, 1997                                        5

                  Consolidated Statements of Cash Flows --
                  Six months ended June 30, 1997 and June
                  30, 1996                                             6

                  Notes to Consolidated Financial
                  Statements -- June 30, 1997                          7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations        9


PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of the Security
                    Holders                                           12

         Item 6.  Exhibits and Reports on Form 8-K                    12


Signatures                                                            13














 PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements

                          REPTRON ELECTRONICS, INC.
                     CONSOLIDATED STATEMENTS OF EARNINGS
              (In thousands, except share and per share data)


                                                   Three months ended          Six months ended
                                                         June 30,                  June 30,
                                                   1997           1996         1997          1996
                                                   ----           ----         ----          ----
Net sales                                         $79,102      $66,092        $155,353     $132,642
Cost of goods sold                                 64,500       52,893         126,679      107,462
                                                   ------       ------         -------      -------
    Gross profit                                   14,602       13,199          28,674       25,180

Selling, general and administrative expenses        9,386        9,016          18,635       17,354
                                                   ------       ------         -------      -------
    Operating income                                5,216        4,183          10,039        7,826

Interest expense                                    1,246        1,008           2,474        2,118
                                                   ------       ------         -------      -------
    Earnings before income taxes                    3,970        3,175           7,565        5,708

Income tax provision                                1,588        1,270           3,026        2,283
                                                   ------       ------         -------      -------
    Net earnings                                  $ 2,382      $ 1,905        $  4,539     $  3,425
                                                   ======       ======         =======      =======
    Net earnings per common share                 $  0.38      $  0.31        $   0.73     $   0.55
                                                   ======       ======         =======      =======
Weighted average Common Stock and Common
  Stock equivalent shares outstanding            6,262,937    6,179,415      6,234,944    6,174,076
                                                 =========    =========      =========    =========

















      The accompanying notes are an integral part of these statements

                                     3

                       REPTRON ELECTRONICS, INC.
                      CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share data)

                                   ASSETS
                                                    June 30,   December 31,
                                                      1997         1996
                                                    --------   ------------
CURRENT ASSETS
  Cash and cash equivalents                         $     29    $    479
  Accounts receivable - trade, less allowances
    for doubtful accounts of $350                     48,970      39,807
  Inventories                                         65,412      58,694
  Prepaid expenses and other assets                    3,773       2,764
  Deferred tax benefit                                   151         138
                                                     -------     -------
      Total current assets                           118,335     101,882

PROPERTY, PLANT & EQUIPMENT - AT COST                 35,278      30,869
EXCESS OF COST OVER NET ASSETS ACQUIRED                4,380       4,504
OTHER ASSETS                                           3,649       1,377
                                                     -------     -------
                                                    $161,642    $138,632
                                                     =======     =======

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                          $ 27,439    $ 18,339
  Notes payable to banks                                   -           -
  Current portion of long-term obligations             3,196       3,560
  Accrued expenses                                     2,703       2,506
  Income taxes payable                                   474         246
                                                     -------     -------
      Total current liabilities                       33,812      24,651

NOTES PAYABLE TO BANKS                                58,900      48,550
LONG-TERM OBLIGATIONS, less current portion           14,041      15,235
DEFERRED INCOME TAXES                                  1,586       1,506
SHAREHOLDERS' EQUITY
  Preferred Stock - authorized 15,000,000 shares
   of $.10 par value; no shares issued                     -           -
  Common Stock - authorized 50,000,000 shares
   of $.01 par value; issued and outstanding,
   6,079,519 and 6,065,519 shares, respectively           61          61
  Additional paid-in capital                          21,307      21,233
  Retained earnings                                   31,935      27,396
                                                     -------     -------
                                                      53,303      48,690
                                                     -------     -------
                                                    $161,642    $138,632
                                                     =======     =======

     The accompanying notes are an integral part of these statements
                                        4

                          REPTRON ELECTRONICS, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (In thousands, except share data)


                               Common Stock                                 Total
                           ------------------       Capital                Share-
                             Shares      Par     In excess of   Retained  holders'
                           Outstanding  Value     Par Value     Earnings   Equity
                           -----------  -----    ------------   --------  -------
Balance at
December 31, 1995         6,048,519     $60       $21,145      $19,743    $40,948
Exercise of stock
options                      17,000       1            88            -         89
Net Earnings                      -       -             -        7,653      7,653
                          ---------     ---        ------       ------     ------
Balance at
December 31, 1996         6,065,519      61        21,233       27,396     48,690

Exercise of stock
options (Unaudited)          14,000       -            74            -         74
Net Earnings (Unaudited)          -       -             -        4,539      4,539
                          ---------     ---        ------       ------     ------
Balance at June 30,
1997 (Unaudited)          6,079,519     $61       $21,307      $31,935    $53,303
                          =========      ==        ======       ======     ======



























        The accompanying notes are an integral part of these statements

                                      5

                           REPTRON ELECTRONICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                          Six months ended
                                                               June 30,
                                                            1997      1996
                                                          -------    -------
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
  Net earnings                                           $ 4,539    $ 3,425
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Depreciation and amortization                          2,148      1,711
    Gain on sale of assets                                   (23)         -
    Deferred income taxes                                     67          -
    Change in assets and liabilities:
       Accounts receivable - trade                        (9,163)     4,450
       Inventories                                        (6,718)    13,878
       Prepaid expenses and other assets                  (1,009)       (60)
       Other assets                                       (2,396)       295
       Accounts payable - trade                            9,100    (12,507)
       Accrued expenses                                      197        445
       Income taxes payable                                  228        319
                                                          ------    -------
         Net cash provided by (used in) operating
          activities                                      (3,030)    11,956
                                                          ------    -------
Cash flows from investing activities:
  Net cash paid for acquisitions                               -       (102)
  Purchases of property, plant and equipment              (6,286)    (6,220)
                                                          ------    -------
         Net cash used in investing activities            (6,286)    (6,322)
                                                          ------    -------
Cash flows from financing activities:
  Proceeds from exercise of stock options                     74         47
  Net proceeds from (payments on) note payable to bank    10,350     (7,133)
  Proceeds from long term obligations                          -      2,600
  Payments on long term obligations                       (1,558)    (1,362)
                                                          ------    -------
         Net cash provided by (used in) financing
          activities                                       8,866     (5,848)
                                                          ------    -------
         Net (decrease) in cash and cash
          equivalents                                       (450)      (214)
Cash and cash equivalents at beginning of period             479        224
                                                          ------    -------
Cash and cash equivalents at end of period               $    29   $     10
                                                          ======    =======
Supplemental cash flow information:
  Interest paid                                          $ 2,430   $  1,818
                                                          ======    =======
  Income taxes paid                                      $ 2,731   $  1,964
                                                          ======    =======

Non-cash investing and financing activities:
 During the six month period ended June 30, 1996, the Company incurred approximately $372, of obligations under capital leases for the acquisition of equipment. No capital leases were entered into during the six month period ended June 30, 1997.

       The accompanying notes are an integral part of these statements
                                      6
                           REPTRON ELECTRONICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. The consolidated financial statements as of June 30, 1997 and for the three and six months ended June 30, 1997 and June 30, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of results that may be expected for the year ending December 31, 1997. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the 1996 Form 10-K.

NOTE B --  INVENTORIES

Inventories consist of the following (in thousands):

                                            June 30,           December 31,
                                              1997                 1996
                                            --------           ------------
   Reptron Distribution:
      Inventories                            $38,922               $31,085

   K-Byte Manufacturing:
      Work in process                         11,524                 8,833
      Raw Materials                           14,966                18,776
                                              ------                ------
                                             $65,412               $58,694
                                              ======                ======
















                                    7
                       REPTRON ELECTRONICS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                              JUNE 30, 1997

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

The following table shows net sales and gross profit by industry segments:

                                Three months ended             Six months ended
                                     June 30,                      June 30,
                                  (in thousands)                (in thousands)
                                ------------------             -----------------
                                 1997        1996              1997        1996
                                 ----        ----              ----        ----
Net Sales
  Distribution                   $49,251     $41,483         $ 96,619   $ 83,831
  Contract Manufacturing          29,851      24,609           58,734     48,811
                                  ------      ------          -------    -------
                                 $79,102     $66,092         $155,353   $132,642
                                  ======      ======          =======    =======

Gross Profit
  Distribution                   $ 9,447     $ 8,945         $ 18,179   $ 17,055
  Contract Manufacturing           5,155       4,254           10,495      8,125
                                  ------      ------          -------    -------
                                 $14,602     $13,199         $ 28,674   $ 25,180
                                  ======      ======          =======    =======


NOTE D -- NEW ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (FAS) No. 128 "Earnings Per Share", which supersedes Accounting Principles Board Opinion 15. FAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The potential effect of applying FAS No. 128 would have increased basic earnings per share from $ .38 to $ .39 during the three month period ended June 30, 1997 and basic earnings per share for the six month period ended June 30, 1997 would have increased from $ .73 to $ .75.









                                     8
                          REPTRON ELECTRONICS, INC

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

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


RESULTS OF OPERATIONS
---------------------
      Net Sales - Total second quarter net sales increased $13.0 million, or 19.7%, from $66.1 million in the second quarter of 1996 to $79.1 million in the second quarter of 1997. Total net sales for the first half of 1997 increased $22.8 million, or 17.1% from $132.6 million in the first half of 1996 to $155.4 million in the first half of 1997.

      Reptron Distribution second quarter net sales increased $7.8 million, or 18.7%, from $41.5 million in the second quarter of 1996 to $49.3 million in the second quarter of 1997. Semiconductors accounted for approximately $4.1 million of the increase in net sales, passive components accounted for approximately $2.4 million of the increase and the remainder of the increase was generated by sales of electromechanical products. Sales of semiconductors accounted for 70.3% of second quarter, 1997 Reptron Distribution net sales, with the remaining sales generated from passive components (22.9%) and electromechanical products (6.8%). Tellabs, Inc. is a customer of both Reptron Distribution and K-Byte Manufacturing and represented approximately 19.9% of Reptron Distribution second quarter, 1997 net sales (12.7% of total Company net sales). The largest sales office accounted for approximately 28.3% of Reptron Distribution second quarter, 1997 net sales.

      Reptron Distribution net sales increased $12.8 million, or 15.3%, from $83.8 million in the first half of 1996 to $96.6 million in the first half of 1997. Semiconductors accounted for approximately $7.1 million of the increase in net sales. Passive components and electromechanical products accounted for approximately $3.3 million and $2.4 million of the increase in net sales, respectively. Net sales from sales offices that had been operating for less than twelve months, at the end of the first half of 1996, increased by approximately $1.4 million. Tellabs, Inc. is a customer of both Reptron Distribution and K-Byte Manufacturing and for the first half of 1997 represented approximately 17.7% of total Reptron Distribution net sales (11.8% of total Company net sales). The largest sales office accounted for 25.0% of total Reptron Distribution net sales in the first half of 1997.

      K-Byte Manufacturing net sales increased $5.3 million, or 21.3%, from $24.6 million in the second quarter of 1996 to $29.9 million in the second quarter of 1997. This sales increase was primarily due to net sales of approximately $5.7 million to new customers and a net sales increase of approximately $850,000 to existing customers offset by an intentional decrease in net sales of approximately $1.2 million to a financially troubled customer. The largest K-Byte Manufacturing customer accounted for approximately 15.1% of second quarter, 1997 division net sales (5.7% of total Company net sales). Sales from the Tampa, Florida manufacturing facility accounted for approximately 55.2% of K-Byte Manufacturing second quarter, 1997 net sales. The Gaylord, Michigan manufacturing facility generated approximately 40.5% of K-Byte Manufacturing second quarter, 1997 net sales with the remaining sales originating from the Saline, Michigan location.


                                   9
      K-Byte Manufacturing net sales increased $9.9 million, or 20.3%, from $48.8 million in the first half of 1996 to $58.7 million in the first half of 1997. Sales to nine new customers accounted for approximately $9.8 million of the increase. Net sales to the previously existing customer base increased by approximately $2.7 million in the first half of 1997 which was offset by an intentional decrease of approximately $2.6 million to a financially troubled customer. The largest three K-Byte customers accounted for approximately 14.9%, 10.5% and 7.5%, respectively, of total division net sales (5.6%, 4.0% and 2.8%, respectively, of total Company net sales).
Sales from the Tampa, Florida, Gaylord, Michigan and Saline, Michigan manufacturing facilities accounted for approximately 56.6%, 39.3% and 4.1%, respectively, of total K-Byte Manufacturing sales in the first half of 1997.

      Gross Profit - Total second quarter gross profit increased $1.4 million, or 10.6%, from $13.2 million in the second quarter of 1996 to $14.6 million in the second quarter of 1997. The gross margin of the Company decreased from 20.0% in the second quarter of 1996 to 18.5% in the second quarter of 1997. Total gross profit increased $3.5 million, or 13.9%, from $25.2 million, in the first half of 1996, to $28.7 million in the first half of 1997. The gross margin decreased from 19.0% in the first half of 1996 to 18.5% in the first half of 1997.

      Reptron Distribution second quarter gross profit increased $500,000, or 5.6%, from $8.9 million in the second quarter of 1996 to $9.4 million in the second quarter of 1997. The gross margin decreased from 21.6% in the second quarter of 1996 to 19.2% in the second quarter of 1997. This decrease in gross margin occurred primarily as a result of mix of products sold during the period. Reptron Distribution's gross margin decreased from 20.3% in the first half of 1996 to 18.8% in the first half of 1997 for similar reasons.

      K-Byte Manufacturing gross profit increased $900,000, or 21.2%, from $4.3 million in the second quarter of 1996 to $5.2 million in the second quarter of 1997 and its gross margin was 17.3% in both the second quarter of 1996 and 1997. K-Byte Manufacturing gross margin increased from 16.6% in the first half of 1996 to 17.9% in the first half of 1997 primarily due to higher fixed overhead cost absorption due to the increase in net sales during the first half of 1997.

      Selling, General, and Administrative Expenses - Selling, general, and administrative expenses increased $400,000, or 4.1%, from $9.0 million in the second quarter of 1996 to $9.4 million in the second quarter of 1997. These expenses, as a percentage of net sales, decreased from 13.6% in the second quarter of 1996 to 11.9% in the second quarter of 1997. First half selling, general and administrative expenses as a percentage of net sales decreased from 13.1% in the first half of 1996 to 12.0% in the first half of 1997.

      Interest Expense - Interest expense increased $200,000, or 23.6%, from $1.0 million in the second quarter of 1996 to $1.2 million in the second quarter of 1997 primarily as a result of higher levels of debt incurred. Borrowings under the bank credit line increased from $45.0 million on June 30, 1996 to $58.9 million on June 30, 1997. The Company's current assets have increased substantially to support the 17.1% increase in net sales. The increases in current assets were financed through the bank credit line. First half interest expense increased $400,000, or 16.8%, from $2.1 million in the first half of 1996 to $2.5 million in the first half of 1997, for similar reasons.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
      The Company primarily finances its operations through bank credit lines, capital equipment leases, and short-term financing through supplier credit lines.

      Operating activities for the second quarter of 1997 generated cash of approximately $7.5 million. This resulted primarily from net earnings of $2.4 million, an increase in accounts payable of $5.1 million and an increase in accrued expenses and income taxes payable of $1.2 million. These items were offset by an increase in accounts receivable of $1.6 million and an increase in other assets of $1.6 million.

      Operating activities for the first half of 1997 used cash of approximately $3.0 million. This resulted primarily from net earnings of $4.5 million and an increase in accounts payable of $9.1 million offset by an increase in accounts receivable of $9.2 million, an increase in inventories of $6.7 million and an increase in other assets of $2.4 million.

                                10
      Capital expenditures totaled approximately $6.3 million in the first half of 1997. These capital expenditures were primarily for the acquisition of manufacturing equipment and were funded primarily by the bank credit line.

      On August 11, 1997, the Company completed the sale of $115.0 million of 6 3/4 % Convertible Subordinated Notes ("the Notes"), resulting in net proceeds of approximately $111.0 million to the Company. The net proceeds of the Notes will be used to repay indebtedness, general corporate purposes and for the Company's ongoing acquisition strategy.

      The Company believes that cash generated from operations, the proceeds from the sale of the Notes and available credit facilities will be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. Additionally, the Company's future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities, and possible acquisitions. While there can be no assurance that such financing will be available in amounts and on terms acceptable to the Company, the Company believes that such financing will be available on acceptable terms.










                                    11
                       REPTRON ELECTRONICS, INC.


PART II.  OTHER INFORMATION

          Item 4.   Submission of Matters to a Vote of the Security Holders

                    The annual Meeting of the Shareholders of the Company was held on April 15, 1997. Three matters were voted on by the shareholders. First, Ms. Leigh A. Adams was elected director of the Company for three year term with 3,567,202 shares voting in favor, zero shares against, and 1,925 shares abstaining. Second, the number of authorized shares of Common Stock was increased to 50,000,000 with 3,156,645 shares voting in favor, 410,557 shares voting against, and 1,925 shares abstaining. Third, the number of shares of Common Stock available for issuance pursuant to the Company's Incentive Stock Option Plan was increased to 1,500,000 with 3,298,242 shares voting in favor, 267,335 shares voting against, and 3,550 shares abstaining.

          Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits

 3.1 Articles of Amendment to the Articles of Incorporation of Reptron Electronics, Inc.

              27.1  Financial Data Schedule

          b.   Reports on Form 8-K

               No reports on Form 8-K were filed during the three months ended June 30, 1997.



























                                   12




SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    August 13, 1997
        --------------------
                                 REPTRON ELECTRONICS, INC.
                                 -------------------------
                                 (Registrant)



                                 By:  /s/ Michael Branca
                                    --------------------------------------
                                    Michael Branca Chief Financial Officer
                                   (Principal Financial and Accounting
                                    Officer)


































                                      13

EXHIBIT 3.1

                          ARTICLES OF AMENDMENT TO
                       THE ARTICLES OF INCORPORATION OF
                          REPTRON ELECTRONICS, INC.

   Pursuant to Section 607.1003 and 607.1006 of the Florida Business Corporation Act, the Articles of Incorporation of REPTRON ELECTRONICS, INC. (the "Corporation"), are hereby amended according to these Articles of Amendment:

   FIRST:     The name of the Corporation is REPTRON ELECTRONICS, INC.

   SECOND:    The first paragraph of Article V, entitled Capital Stock,
is hereby amended in its entirety to read as follows:

       "The stock of the Corporation shall be divided into two classes:
   50,000,000 shares of common stock having a par value of $.01 per share and 15,000,000 shares of preferred stock having a par value of $. 10 per share."

   THIRD:    The foregoing amendment was duly adopted by the directors of the Corporation on March 14, 1997 and by the shareholders of the Corporation on April 15, 1997.

   FOURTH:   The number of votes cast for the amendment by the
shareholders of the Corporation constitutes a sufficient number of votes to approve the amendment.

   IN WITNESS WHEREOF, the undersigned Vice President of the Corporation has executed this instrument this 6th day of June, 1997.


                                          /s/ Paul J. Plante
                                          ------------------------------
                                          Paul J. Plante, Vice President



TPA2-435734.1