Form 10-Q
period 1997-09-30
REPTRON ELECTRONICS INC
filed 1997-11-12
CIK 918765

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C.   20549
                                 FORM 10-Q

       (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  -------------
Commission File Number 0 - 23426
                       ---------
                         REPTRON ELECTRONICS, INC.
     ------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

         Florida                             38-2081116
--------------------------------      ----------------------------------
State or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or organization

       14401 McCormick Drive
       Tampa, Florida                                        33626
---------------------------------------                    ----------
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

                                       Yes  X        No
                                          -----        -----
6,082,119 shares of common stock issued and outstanding as of
November 10, 1997.
-----------------







                           REPTRON ELECTRONICS, INC.


                                    INDEX




                                                                      Page
PART I.  FINANCIAL INFORMATION                                       Number

         Item 1.  Financial Statements

                  Consolidated Statements of Earnings --
                  Three months ended September 30, 1997 and
                  September 30, 1996 and Nine months ended
                  September 30, 1997 and September 30, 1996              3

                  Consolidated Balance Sheets --
                  September 30, 1997 and December 31, 1996               4

                  Consolidated Statement of
                  Shareholders' Equity -- Year ended December
                  31, 1996 and Nine months ended September
                  30, 1997                                               5

                  Consolidated Statements of Cash Flows --
                  Nine months ended September 30, 1997 and September
                  30, 1996                                               6

                  Notes to Consolidated Financial
                  Statements -- September 30, 1997                       7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          9


PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                      12


SIGNATURES                                                              13



















PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements

                                      REPTRON ELECTRONICS, INC.
                                CONSOLIDATED STATEMENTS OF EARNINGS
                          (In thousands, except share and per share data)


                                                     Three months ended          Nine months ended
                                                        September 30,               September 30,
                                                     1997           1996         1997          1996
                                                     ----           ----         ----          ----
Net sales                                           $74,278      $65,953        $229,631     $198,595
Cost of goods sold                                   61,276       53,359         187,956      160,821
                                                     ------       ------         -------      -------
    Gross profit                                     13,002       12,594          41,675       37,774

Selling, general and administrative expenses          9,158        8,394          27,793       25,748
                                                     ------       ------         -------      -------
    Operating income                                  3,844        4,200          13,882       12,026

Interest expense, net                                 1,595          837           4,069        2,955
                                                     ------       ------         -------      -------
    Earnings from operations before income taxes      2,249        3,363           9,813        9,071

Income taxes                                            810        1,346           3,835        3,629
                                                     ------       ------         -------      -------
    Net earnings                                    $ 1,439      $ 2,017        $  5,978     $  5,442
                                                     ======       ======         =======      =======
    Net earnings per share                          $  0.23      $  0.33        $   0.95     $   0.88
                                                     ======       ======         =======      =======
Weighted average Common Stock and Common
Stock equivalent shares outstanding               6,325,571    6,181,105       6,265,153    6,176,039
                                                  =========    =========       =========    =========








    The accompanying notes are an integral part of these financial statements

                                                 3

                            REPTRON ELECTRONICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                      ASSETS
                                               September 30,   December 31,
                                                    1997          1996
                                               -------------   ------------
CURRENT ASSETS
  Cash and cash equivalents                        $ 49,345       $    479
  Accounts receivable - trade, less allowances
    for doubtful accounts of $350                    45,669         39,807
  Inventories                                        68,629         58,694
  Prepaid expenses and other assets                   4,933          2,764
  Deferred tax benefit                                  133            138
                                                    -------        -------
      Total current assets                          168,709        101,882

PROPERTY, PLANT & EQUIPMENT - AT COST, NET           35,894         30,869
EXCESS OF COST OVER NET ASSETS ACQUIRED, NET          4,316          4,504
OTHER ASSETS                                          8,906          1,377
                                                    -------        -------
                                                   $217,825       $138,632
                                                    =======        =======

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                         $ 24,209       $ 18,339
  Current portion of long-term obligations            3,604          3,560
  Accrued expenses                                    2,911          2,506
  Income taxes payable                                    -            246
                                                    -------        -------
      Total current liabilities                      30,724         24,651

NOTES PAYABLE TO BANKS                                    -         48,550
LONG-TERM OBLIGATIONS, less current portion         130,478         15,235
DEFERRED INCOME TAXES                                 1,852          1,506
SHAREHOLDERS' EQUITY
  Preferred Stock - authorized 15,000,000 shares
   of $.10 par value; no shares issued                    -              -
  Common Stock - authorized 50,000,000 shares
   of $.01 par value; issued and outstanding,
   6,082,019 and 6,065,519 shares, respectively          61             61
  Additional paid-in capital                         21,336         21,233
  Retained earnings                                  33,374         27,396
                                                    -------        -------
                                                     54,771         48,690
                                                    -------        -------
                                                   $217,825       $138,632
                                                    =======        =======



 The accompanying notes are an integral part of these financial statements
                                        4

                          REPTRON ELECTRONICS, INC.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    (In thousands, except share data)

                                                                     Total
                         Common Stock         Capital                Share-
                       Shares      Par     In excess of   Retained  holders'
                     Outstanding  Value     Par Value     Earnings   Equity
                     -----------  -----    ------------   --------  --------
Balance at
December 31, 1996    6,048,519     $60       $21,145      $19,743    $40,948

Exercise of stock
options                 17,000       1            88            -         89
Net Earnings                 -       -             -        7,653      7,653
                     ---------     ---        ------       ------     ------
Balance at
 December 31, 1997   6,065,519      61        21,233       27,396     48,690

Exercise of stock
options (Unaudited)     16,500       -           103            -        103
Net Earnings (Unaudited)     -       -             -        5,978      5,978
                     ---------      --        ------       ------     ------
Balance at September
30, 1997 (Unaudited) 6,082,019     $61       $21,336      $33,374    $54,771
                     =========      ==        ======       ======     ======



























   The accompanying notes are an integral part of these financial statements

                                         5

                           REPTRON ELECTRONICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                          Nine months ended
                                                             September 30,
                                                            1997      1996
                                                          -------    -------
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
  Net earnings                                           $ 5,978    $ 5,442
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                          3,509      2,616
    Deferred income taxes                                    351        217
    Gain on sale of assets                                   (23)         -
    Change in assets and liabilities:
       Accounts receivable - trade                        (5,862)     3,613
       Inventories                                        (9,935)     9,142
       Prepaid expenses and other assets                  (2,169)      (248)
       Other assets                                       (7,813)      (592)
       Accounts payable - trade                            5,870     (7,399)
       Accrued expenses                                      405        (84)
       Income taxes Payable                                 (246)       226
                                                         -------    -------
         Net cash provided by (used in) operating
          activities                                      (9,935)    12,933
                                                         -------    -------
Cash flows from investing activities:
  Net cash paid for acquisitions                               -       (102)
  Disposal of property, plant and equipment                   23          -
  Purchases of property, plant and equipment              (5,489)    (8,388)
                                                         -------     ------
         Net cash used in investing activities            (5,466)    (8,490)
                                                         -------    -------
Cash flows from financing activities:
  Proceeds from exercise of stock options                    103         73
  Net proceeds from (payments on) note payable to bank   (48,550)    (5,383)
  Proceeds from long-term obligations                    123,800      4,000
  Payments on long-term obligations                      (11,086)    (1,894)
                                                         -------    -------
         Net cash provided by (used in) financing
          activities                                      64,267     (3,204)
                                                         -------    -------
         Net increase in cash and cash equivalents        48,866      1,239
Cash and cash equivalents at beginning of period             479        224
                                                          ------    -------
Cash and cash equivalents at end of period               $49,345   $  1,463
                                                          ======     ======
Supplemental cash flow information:
  Interest paid                                          $ 3,311   $  2,776
                                                          ======     ======
  Income taxes paid                                      $ 4,216   $  3,185
                                                          ======     ======

Non-cash investing and financing activities:
 During the nine month periods ended September 30, 1997 and 1996, the Company incurred approximately $2,573 and $372, respectively, of obligations under capital leases for the acquisition of equipment.

  The accompanying notes are an integral part of these financial statements

                                        6

                          REPTRON ELECTRONICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. The consolidated financial statements as of September 30, 1997 and for the three and nine months ended September 30, 1997 and September 30, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of results that may be expected for the year ending December 31, 1997. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the 1996 Form 10-K.

NOTE B --  INVENTORIES

Inventories consist of the following (in thousands):

                                       September 30,           December 31,
                                           1997                   1996
                                       -------------           ------------
   Reptron Distribution:
      Inventories                            $40,512               $31,085

   K-Byte Manufacturing:
      Work in process                          9,883                 8,833
      Raw Materials                           18,234                18,776
                                              ------                ------
                                             $68,629               $58,694
                                              ======                ======

NOTE C -- NOTES PAYABLE

On August 11, 1997, the Company issued $115,000,000 of 6 3/4% Convertible Subordinated Notes, due 2004. The Notes are convertible at any time prior to maturity, unless repurchased, into shares of common stock at a conversion rate of approximately 35.09 shares per $1,000 principal amount of the Notes. Interest on the Notes is payable semi-annually on February 1 and August 1, commencing February 1, 1998. The Notes are redeemable in whole or in part, at the Company's option, at any time on or after August 1, 2000. The Notes are unsecured obligations subordinated to all existing and future Senior Indebtedness (as defined under the indenture) of the Company (but not other unsecured obligations of the Company unless such obligations constitute senior indebtedness) and are effectively subordinated to all indebtedness and other liabilities of the Company's subsidiaries.



                                        7

                              REPTRON ELECTRONICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 SEPTEMBER 30, 1997

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

The following table shows net sales and gross profit by industry segments:

                                Three months ended             Nine months ended
                                  September 30,                  September 30,
                                  (in thousands)                (in thousands)
                                ------------------             -----------------
                                 1997        1996               1997      1996
                                 ----        ----               ----      ----
Net Sales
  Distribution                   $45,801     $40,856         $142,420  $124,687
  Contract Manufacturing          28,477      25,097           87,211    73,908
                                  ------      ------          -------   -------
                                 $74,278     $65,953         $229,631  $198,595
                                  ======      ======          =======   =======

Gross Profit
  Distribution                   $ 8,756     $ 8,235         $ 26,934  $ 25,290
  Contract Manufacturing           4,246       4,359           14,741    12,484
                                  ------      ------          -------   -------
                                 $13,002     $12,594         $ 41,675  $ 37,774
                                  ======      ======          =======   =======

NOTE E -- NEW ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (FAS) No. 128 "Earnings Per Share", which supersedes Accounting Principles Board Opinion 15. FAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The potential effect of applying FAS No. 128 would have increased basic earnings per share from $ .23 to $ .24 during the three month period ended September 30, 1997 and basic earnings per share for the nine month period ended September 30, 1997 would have increased from $ .95 to $ .98.










                                         8
                              REPTRON ELECTRONICS, INC

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This document contains certain forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended. Factors that could cause actual results to differ materially include the following: business conditions and growth in the Company's industry and in the general economy; competitive factors; risks due to shifts in market demand; the ability of the Company to complete acquisitions; and the risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission as well as assumptions regarding the foregoing. The words "believe", "estimate", "expect", "intend", "anticipate", and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.


RESULTS OF OPERATIONS
---------------------
     Net Sales. Total third quarter net sales increased $8.3 million, or 12.6%, from $66.0 million in the third quarter of 1996 to $74.3 million in the third quarter of 1997. Total net sales for the first three quarters of 1997 increased $31.0 million, or 15.6% from $198.6 million in the first three quarters of 1996 to $229.6 million in the first three quarters of 1997.

     Reptron Distribution third quarter net sales increased $4.9 million, or 12.1%, from $40.9 million in the third quarter of 1996 to $45.8 million in the third quarter of 1997. Passive components and electromechanical products accounted for approximately $4.7 million and $2.4 million of the increase in net sales, respectively. These increases were off-set by a decrease in semiconductor net sales of approximately $2.3 million. The largest customer, which is also a K-Byte Manufacturing customer, represented approximately 11.8% of Reptron Distribution third quarter, 1997 net sales (8.0% of total Company net sales), no other customer represented more than 5.7% of Reptron Distribution third quarter 1997 sales. The largest sales office accounted for approximately 18.6% of Reptron Distribution net sales. Sales of semiconductors accounted for 63.2% of third quarter Reptron Distribution net sales, with the remaining sales generated from passive components (26.7%) and electromechanical products (10.0%).

     Reptron Distribution net sales increased $17.7 million, or 14.2%, from $124.7 million in the first three quarters of 1996 to $142.4 million in the first three quarters of 1997. Passive components, semiconductors and electromechanical products accounted for approximately $8.1 million, $4.7 million and $4.9 million of the increase in net sales, respectively.
During the first three quarters of 1997, the largest Reptron Distribution customer, which is also a K-Byte Manufacturing customer, represented approximately 15.8% of total Reptron Distribution net sales (10.6% of total Company net sales) and the largest sales office accounted for approximately 22.9% of total Reptron Distribution net sales.

     K-Byte Manufacturing net sales increased $3.4 million, or 13.5%, from $25.1 million in the third quarter of 1996 to $28.5 million in the third quarter of 1997. Net sales to new customers aggregated approximately $6.5 million, which was off-set by a net decrease in net sales to previously established customers of approximately $3.1 million. The three largest K-Byte Manufacturing customers accounted for approximately 15.5%, 10.8% and 9.6%, respectively, of third quarter division net sales (5.9%, 4.1% and 3.7%, respectively, of total Company third quarter net sales), no other customers accounted for more than 7.8% of third quarter division net sales. Sales from the Tampa, Florida manufacturing facility accounted for approximately 54.7% of K-Byte Manufacturing third quarter net sales. The Gaylord, Michigan manufacturing facility generated approximately 41.2% of K-Byte Manufacturing third quarter net sales with the remaining sales originating from the Saline, Michigan location.

                                    9
     K-Byte Manufacturing net sales increased $13.3 million, or 18.0%, from $73.9 million in the first three quarters of 1996 to $87.2 million in the first three quarters of 1997. Net sales to new customers accounted for approximately $15.5 million of the increase, off-set by a net decrease in net sales to the previously established customer base of $2.2 million. The largest three K-Byte customers accounted for approximately 15.1%, 10.7% and 7.0%, respectively, of total division net sales (5.7%, 4.0% and 2.6%, respectively, of total Company net sales). Sales from the Tampa, Florida, Gaylord, Michigan and Saline, Michigan manufacturing facilities accounted for approximately 56.0%, 40.0% and 4.0%, respectively, of total K-Byte Manufacturing sales in the first three quarters of 1997.

     Gross Profit. Total third quarter gross profit increased $408,000, or 3.2%, from $12.6 million in the third quarter of 1996 to $13.0 million in the third quarter of 1997. The gross profit percentage of the Company decreased from 19.1% in the third quarter of 1996 to 17.5% in the third quarter of 1997. Total gross profit increased $3.9 million, or 10.3%, from $37.8 million in the first three quarters of 1996 to $41.7 million in the first three quarters of 1997. The gross profit percentage decreased from 19.0% in the first three quarters of 1996 to 18.1% in the first three quarters of 1997.

     Reptron Distribution third quarter gross profit increased $520,000, or 6.3%, from $8.2 million in the third quarter of 1996 to $8.8 million in the third quarter of 1997. The gross profit percentage decreased from 20.2% in the third quarter of 1996 to 19.1% in the third quarter of 1997. The decrease in gross profit percentage was primarily due to product mix and industry pricing pressures. Reptron Distribution's gross profit percentage decreased from 20.3% in the first three quarters of 1996 to 18.9% in the first three quarters of 1997 for similar reasons.

     K-Byte Manufacturing gross profit decreased $113,000, or 2.6%, from $4.4 million in the third quarter of 1996 to $4.2 million in the third quarter of 1997 and its gross profit percentage decreased from 17.4% in the third quarter of 1996 to 14.9% in the third quarter of 1997. This decrease is primarily due to customer mix and industry pricing pressures. K-Byte Manufacturing gross profit percentage remained unchanged at 16.9% in both the first three quarters of 1996 and the first three quarters of 1997.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $760,000, or 9.1%, from $8.4 million in the third quarter of 1996 to $9.2 million in the third quarter of 1997. This increase is primarily driven by an increase in variable costs associated with the increase in net sales. These expenses, as a percentage of net sales, decreased from 12.7% in the third quarter of 1996 to 12.3% in the third quarter of 1997. Selling, general and administrative expenses as a percentage of net sales decreased from 13.0% in the first three quarters of 1996 to 12.1% in the first three quarters of 1997.

     Interest Expense. Interest expense increased $760,000, or 90.6% from $840,000 in the third quarter of 1996 to $1.6 million in the third quarter of 1997. This increase is primarily attributable to the increase in long term debt as a result of the issuance of $115.0 million of subordinated, convertible notes, offset by interest income of $212,000 on municipal investments during the third quarter of 1997. First three quarters interest expense increased $1.1 million, or 37.7%, from $3.0 million in the first three quarters of 1996 to $4.1 million in the first three quarters of 1997. This increase resulted primarily from an increase in the average outstanding working capital debt of $5.6 million or 11.3%, from $49.4 million during the first three quarters of 1996 to $55.0 million during the first three quarters of 1997, as well as the net increase in long term debt associated with the issuance of the subordinated convertible debt.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     The Company primarily finances its operations through bank credit lines, capital equipment leases, and short-term financing through supplier credit lines. The Company has liquid cash reserves available for working capital needs as a result of the Company's Convertible Debt offering in August, 1997. Accordingly, the Company's Revolving Credit Facility was amended in August, 1997 to reduce the available credit limit to $15.0 million. As of September 30, 1997 no amounts were outstanding under the Revolving Credit Facility.

                                  10
     Operating activities for the third quarter of 1997 used cash of approximately $6.9 million. This use of cash resulted primarily from a decrease in accounts payable of $3.2 million, an increase in inventories of $3.2 million, an increase in other assets of $5.4 million, and an increase in prepaid expenses of $1.2 million. These items were partially offset by net earnings of $1.4 million, and a decrease in accounts receivable of $3.3 million. The increase in other assets is primarily as a result of capitalized debt offering costs of approximately $4.9 million. Annualized Reptron Distribution inventory turns for the third quarter of 1997 averaged
4.24 times and K-Byte Manufacturing annualized inventory turns for the third quarter of 1997 was 3.50 times.

     Operating activities for the first three quarters of 1997 used cash of approximately $9.9 million. This use of cash resulted primarily from an increase in inventories of $9.9 million, an increase in other assets of $7.8 million, an increase in accounts receivable of $5.9 million and an increase in prepaid expenses of $2.2 million. These items were partially off-set by net earnings of $6.0 million and an increase in accounts payable of $5.9 million. Reptron Distribution and K-Byte Manufacturing annualized inventory turns for the first three quarters of 1997 were 4.98 times and
3.7 times, respectively. The increase in other assets is primarily attributable to capitalized debt offering costs of approximately $4.9 million and K-Byte Manufacturing new customer capitalized contract set-up costs of approximately $2.3 million. The Company's accounts receivable collections averaged approximately 53 days as of September 30, 1997 compared to 51 days as of December 31, 1996.

     Capital expenditures totaled approximately $7.2 million in the first three quarters of 1997. These capital expenditures were primarily for the acquisition of manufacturing equipment. The Company financed approximately $2.6 million of the capital expenditures through capital leases.

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





                                    11


                           REPTRON ELECTRONICS, INC.


PART II.  OTHER INFORMATION


    Item 6.  Exhibits and Reports on Form 8-K

             a.  Exhibits

                 10.1 Amendment Agreement No. 4, dated January 31, 1997, to the Amended and Restated Revolving Credit and Reimbursement Agreement, dated June 29, 1995.

                 10.2 Amendment Agreement No. 5, dated April 28, 1997, to the Amended and Restated Revolving Credit and Reimbursement Agreement, dated June 29, 1995.

                 10.3 Amendment Agreement No. 6, dated April 30, 1997, to the Amended and Restated Revolving Credit and Reimbursement Agreement, dated June 29, 1995.

                 10.4 Amendment Agreement No. 7, dated June 30, 1997, to the Amended and Restated Revolving Credit and Reimbursement Agreement, dated June 29, 1995 and Subsidiary Guarantee dated August 4, 1997.

                 10.5 Amendment Agreement No. 8, dated August 12, 1997, to the Amended and Restated Revolving Credit and Reimbursement Agreement, dated June 29, 1995.

                 10.6 Loan Agreement, dated April 28, 1997, between Reptron Electronics, Inc. and Barnett Bank, N.A.

                 27.1   Financial Data Schedule

             b.  Reports on Form 8-K

                 No reports on Form 8-K were filed during the three months ended September 30, 1997.


















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


Dated:_______________________________
                                      REPTRON ELECTRONICS, INC.
                                      _________________________
                                      (Registrant)



                                      By:______________________
                                         Michael Branca Chief
                                         Financial Officer (Principal
                                         Financial and Accounting Officer)





































                                      13


















                             EXHIBIT 10.1















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

    NOW, THEREFORE, in consideration of the premises and conditions herein set forth, it is hereby agreed as follows:

      1. Credit Agreement Amendment. Subject to the conditions hereof, the Credit Agreement is hereby amended, effective as of the date hereof, as follows:

        (a) Section 1.1 thereof is hereby amended by amending and restating the following definitions in their entirety as follows:

          (i) "'Overline Notes' means the promissory notes of the Borrower dated as of January 31, 1997 and payable to the order of the Lenders in the aggregate original principal amount of $5,000,000, each substantially in the form attached hereto as Exhibit O."

          (ii) "'Overline Termination Date' means (i)April 30, 1997 or (ii) such earlier date of termination of Lenders' obligations pursuant to
Article XII upon the occurrence of an Event of Default or (iii) such date as the Borrower may voluntarily permanently terminate the Revolving Credit Facility by payment in full of all obligations (including the discharge of all obligations with respect to Letters of Credit) or (iv) such later date as the Borrower and the Lenders shall agree in writing pursuant to Section
2.13 hereof."


          (iii) "'Total Revolving Credit Commitment' means an amount equal to $55,000,000, as reduced from time to time in accordance with Section 2.7 hereof; provided, however, that during the period beginning January 31, 1997 through but not including April 30, 1997, the Total Revolving Credit Commitment shall be equal to $60,000,000, as reduced from time to time in accordance with Section
2.7."

        (b) Section 2.7(b) thereof is hereby amended and restated in its entirety as follows:

            "(b) On the Overline Termination Date, the Borrower shall permanently reduce the Total Revolving Credit Commitment to an amount not to exceed $55, 000, 000 by payment in full of the Overline Note to the extent that (i) the sum of the Revolving Credit Debit Balance (excluding Construction Advances) and the Outstanding Commercial Letters of Credit exceeds the Unrestricted Total Revolving Credit Commitment or (ii) the sum of the Revolving Credit Debit Balance (including Construction Advances) and the Outstanding Commercial Letters of Credit exceeds the lesser of the Total Revolving Credit Commitment or the Borrowing Base, after giving effect to such reduction, together with accrued and unpaid interest on the amounts prepaid. No such reduction and accompanying prepayment shall result in the payment of any Eurodollar Loan other than on the last day of the Interest Period of such Loan unless such prepayment is accompanied by amounts due, if any, under Section 5.4. Upon such reduction and accompanying prepayment, the Overline Notes shall be canceled and returned to the Borrower."

       (c) Exhibit O shall be added to the Credit Agreement as attached hereto.


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

          (c) The business and properties of the Borrower and its Subsidiaries are not, and since the date of the most recent financial reports of the Borrower delivered to the Agent under Section 10.2 thereof, have not been, adversely affected in any substantial way as the result of any fire, explosion, earthquake, accident, strike, lockout, combination of workers, flood, embargo, riot, activities of armed forces, war or acts of God or the public enemy, or cancellation or loss of any ma3or contracts; and

          (d) After giving effect to this Amendment Agreement, no condition exists which, upon the effectiveness of the amendment contemplated hereby, would constitute a Default or an Event of Default on the part of the Borrower under the Credit Agreement or the Notes, either immediately or with the lapse of time or the giving of notice, or both.

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

                                                 BORROWER:
                                                 REPTRON ELECTRONICS, INC.
                                                 By:  /s/ Paul J. Plante
                                                   Name:  Paul J. Plante
                                                   Title: CFO


                                          NATIONSBANK, NATIONAL ASSOCIATION
                                             (SOUTH), as Agent and a Lender

                                          By:  /s/  Lori Stone
                                            Name:  Lori Stone
                                            Title:  Vice President

                                          PNC BANK, KENTUCKY, INC.

                                          By:  /s/  Jim Neil
                                            Name: James D. Neil
                                            Title:  Vice President


                                      THE SUMITOMO BANK, LIMITED

                                      By:  /s/  Allen L. Harvell Jr.
                                        Name: Allen L. Harvell Jr.
                                        Title:  Vice President and Manager


                                      By:  /s/  M. Phillip Freeman
                                        Name: M. Phillip Freeman
                                        Title:  Vice President


                                       BARNETT BANK OF TAMPA

                                       By:  /s/  David Austin
                                         Name: David Austin
                                         Title:  SVP













                       EXHIBIT 10.2











                 AMENDMENT AGREEMENT NO. 5 AND WAIVER
                    TO THE AMENDED AND RESTATED
            REVOLVING CREDIT AND REIMBURSEMENT AGREEMENT

    THIS AMENDMENT AGREEMENT NO. 5 AND WAIVER TO THE AMENDED AND RESTATED REVOLVING CREDIT AND REIMBURSEMENT AGREEMENT (the "Amendment Agreement") is made and entered into as of this 28th day of April, 1997 among REPTRON ELECTRONICS, INC., a Florida corporation having its principal place of business in Tampa, Florida (the "Borrower"), NATIONSBANK, NATIONAL ASSOCIATION (SOUTH) , a national banking association ("NationsBank") in its capacity as agent (the "Agent") for each of the lenders (the "Lenders") now or hereafter party to the Credit Agreement (defined below) , and each of the undersigned Lenders. Unless the context otherwise requires, all terms used herein without definition shall have the respective definitions provided therefor in the Credit Agreement.

                       W I T N E S S E T H:

    WHEREAS, the Borrower, the Agent and the Lenders have entered into that certain Amended and Restated Revolving Credit and Reimbursement Agreement dated June 29, 1995 whereby the Lenders have made available to the Borrower
(i) a $60,000,000 revolving credit facility, which includes a letter of credit facility of up to $500,000 and (ii) a $9,942,917 (as reduced from time to time in accordance with the terms thereof) direct pay letter of credit facility (together with the exhibits and schedules attached thereto, as the same has been amended by Amendment Agreement No. 1 dated as of December 15, 1995, Amendment Agreement No. 2 dated as of March 15, 1996, Amendment Agreement No. 3 dated as of September 24, 1996 and Amendment Agreement No. 4 dated as of January 31, 1997 and as the same may be further amended, restated or supplemented from time to time, the "Credit Agreement"); and

    WHEREAS, the Borrower has requested that the Lenders amend and/or waive the provisions of the Credit Agreement in order to, among other things, (i) provide for payment of certain Reimbursement Obligations upon the terms and conditions of a note attached hereto, (ii) allow for the Flexible Term Notes to be optionally redeemed with a draw on the Direct Pay Letter of Credit, (iii) provide for the cancellation of such Direct Pay Letter of Credit (iv) allow the Fronting Bank to sell the note to Barnett Bank, N.A. and the proceeds of such sale to be paid to the Fronting Bank and the Lenders in satisfaction of certain Reimbursement obligations; and

    WHEREAS, upon the terms and conditions contained herein, the Agent and the Lenders are willing to amend the Credit Agreement;

    NOW, THEREFORE, in consideration of the premises and conditions herein set forth, it is hereby agreed as follows:

    1. Credit Agreement Amendments and Waivers. Subject to the conditions hereof, the Credit Agreement is hereby amended, effective as of the date hereof, as follows:

      (a) Section 1.01 is hereby amended by adding the following definitions in the appropriate alphabetical order:

        "'Amendment No. 5' means that certain Amendment Agreement No. 5 and Waiver to the Amended and Restated Revolving Credit and Reimbursement Agreement dated as of April 28, 1997.

        `Draw Note' means the Note, in the form of Exhibit A to Amendment No. 5 hereto, from Borrower to the Fronting Bank.

        'Purchasing Bank' means Barnett Bank, N.A. in its capacity as purchaser of the Draw Note."

      (b) The provisions of the Credit Agreement are hereby waived to the extent, and only to the extent, of permitting $8,800,000 of the Reimbursement obligation resulting from the draw under the Direct Pay Letter of Credit to not be paid by an Advance or as otherwise provided in the Credit Agreement, but replaced by the Draw Note attached to this Amendment Agreement as Exhibit A. Each Lender (other than NationsBank) shall acquire a pro rata participation in the right to payment under the Draw Note.

      (c) Section 3.2(a) is hereby amended by adding after the phrase "and (ii) to the extent expressly permitted under Article IV, the Borrower shall not be required to make immediate reimbursement of Tender Advances", the phrase "or other Reimbursement Obligations as set forth therein or in Amendment No. 5".

      (d) The last paragraph of Section 4.13 is hereby amended and restated as follows:

        "In the event that the Borrower has net proceeds from any public offering of its stock, the Borrower agrees to apply one hundred percent (100%) of such net proceeds to repay amounts outstanding under the Revolving Credit Facility."

      (e) The provisions of Sections 11.2 and 11.4 are hereby waived to the extent, and only to the extent, to permit the Borrower to enter into the loan agreement related to the Draw Note with the Purchasing Bank and to permit the Draw Note to be secured by the Mortgage, which will be assigned to the Purchasing Bank.

      (f) The provisions of Section 11.15 are hereby waived to the extent, and only to the extent, to permit the Borrower to enter into an Interest Rate Hedging Agreement with the

Purchasing Bank pursuant to the terms of the Loan Agreement related to the Draw Note.

      (g) Section 11.17 is hereby deleted in its entirety and replaced with the phrase "Intentionally Deleted".

    2. Termination of Commitment. From and after the effectiveness of this Amendment Agreement, the Direct Pay Letter of Credit Commitment shall be terminated in its entirety and all Reimbursement Obligations related thereto shall be terminated.

    3. Representations and Warranties. In order to induce the Agent and the Lenders to enter into this Amendment Agreement, the Borrower hereby represents and warrants that the Credit Agreement has been re-examined by the Borrower and that except as disclosed by the Borrower in writing to the Lenders as of the date hereof:

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

    4. Conditions. The effectiveness of this Amendment Agreement is subject to the following conditions occurring in the following order provided, however, that Section 1(d) shall become effective upon the fulfillment of only the condition set forth in paragraph (ii) hereof:




      (i) Notices of Redemption have been delivered by Borrower to the trustee of the Flexible Term Notes and by such trustee to the Flexible Term Note holders;

      (ii) the Agent has received six counterparts of this Amendment Agreement duly executed by all signatories hereto;

      (iii) duly completed Draw Certificate for Principal Drawing and Draw Certificate for Interest Drawing in the forms of Annex A and Annex B to the Direct Pay Letter of Credit have been delivered to the Fronting Bank;

      (iv) duly completed Discharge of Note Agreement and Letter of Credit Cancellation in the form of Annex E to the Direct Pay Letter of Credit, together with the original Direct Pay Letter of Credit have been delivered to the Fronting Bank;

      (v) the Draw Note, in the form attached hereto as Exhibit A, executed by the Borrower has been delivered to NationsBank;

      (vi)   the Agent has received the canceled Flexible Term Notes;

      (vii) the Agent has received $8,800,000 representing payment in full from the Purchasing Bank to the NationsBank and the other Lenders of all amounts due under the Draw Note for the Reimbursement Obligations incurred by the draw on the Direct Pay Letter of Credit and payment in full from the Borrower to NationsBank and the other Lenders of all other amounts due for the Reimbursement obligations incurred by the draw on the Direct Pay Letter of Credit.

      (viii) the Agent has received counterparts of the Assignment and Assumption Agreement, in the form attached hereto as Exhibit B, executed by the Purchasing Bank, the Agent and the Borrower;

      (ix)   the Agent has received counterparts of the Mortgage
Modification Agreement, in the form attached hereto as Exhibit C, executed by the Borrower, the Purchasing Bank and the Agent;

       (x) the Agent has received UCC-3 Financing Statements executed by the Agent and the Purchasing Bank;

       (xi) the Agent has received an opinion of counsel to the Borrower in form and substance satisfactory to the Agent and its counsel;



      (xii) the Agent has received resolutions of the Board of Directors or other governing body of the Borrower approving this Amendment Agreement certified by the Secretary of the Borrower; and

      (xiii) the Agent has received copies of all additional agreements, instruments and documents which the Agent may reasonably request, such documents, when appropriate, to be certified by appropriate governmental authorities.

All proceedings of the Borrower relating to the matters provided for herein shall be satisfactory to the Lenders, the Agent and their counsel.

    5. Entire Agreement. This Amendment Agreement sets forth the entire understanding and agreement of the parties hereto in relation to the subject matter hereof and supersedes any prior negotiations and agreements among the parties relative to such subject matter. No promise, condition, representation or warranty, express or implied, not herein set forth shall bind any party hereto, and no one of them has relied on any such promise, condition, representation or warranty. Each of the parties hereto acknowledges that, except as in this Amendment Agreement otherwise expressly stated, no representations, warranties or commitments, express or implied, have been made by any party to the other. None of the terms or conditions of this Amendment Agreement may be changed, modified, waived or canceled orally or otherwise, except by writing, signed by all the parties hereto, specifying such change, modification, waiver or cancellation of such terms or conditions, or of any proceeding or succeeding breach thereof.


    6. Full Force and Effect of Agreement:. Except as hereby specifically amended, modified or supplemented,' the Credit Agreement and all other Loan Documents are hereby confirmed and ratified in all respects and shall remain in full force and effect according to their respective terms.

    7. Counterparts. This Amendment Agreement may be executed in any number of counterparts, each of which shall be deemed an original as against any party whose signature appears thereon, and all of which shall together constitute one and the same instrument.

    8. GOVERNING LAW. THIS AMENDMENT AGREEMENT SHALL IN ALL RESPECTS BE GOVERNED BY THE LAW OF THE STATE OF FLORIDA, WITHOUT REGARD TO ANY OTHERWISE APPLICABLE PRINCIPLES OF CONFLICT OF LAWS. THE BORROWER HEREBY
(i) SUBMITS TO THE JURISDICTION AND VENUE OF THE STATE AND FEDERAL COURTS OF FLORIDA FOR THE PURPOSES OF RESOLVING DISPUTES HEREUNDER OR UNDER ANY OF THE OTHER LOAN DOCUMENTS TO WHICH IT IS A PARTY OR FOR PURPOSES OF COLLECTION AND
(ii) WAIVES TRIAL BY JURY IN CONNECTION WITH ANY SUCH LITIGATION.

    9. Enforceability. Should any one or more of the provisions of thisAmendment Agreement be determined to be illegal or unenforceable as to one or more of the parties hereto, all other provisions nevertheless shall remain effective and binding on the parties hereto.

    10. Credit Agreement. All references in any of the Loan Documents to the Credit Agreement shall mean and include the Credit Agreement as amended hereby.

    11. Successors and Assigns. This Amendment Agreement shall be binding upon and inure to the benefit of each of the Borrower, the Lenders, the Agent and their respective successors, assigns and legal representatives; provided, however, that the Borrower, without the prior consent of the Lenders, may not assign any rights, powers, duties or obligations hereunder.



            [remainder of this page left blank intentionally]








    IN WITNESS WHEREOF, the parties hereto have caused this Amendment Agreement to be duly executed by their duly authorized officers, all as of the day and year first above written.

                                    BORROWER:
                                    REPTRON ELECTRONICS, INC.
                                    BY:/s/ Paul J. Plante
                                    Name: Paul J. Plante
                                    Title:   COO


                                    NATIONSBANK, NATIONAL ASSOCIATION
                                       (SOUTH), as Agent and a Lender

                                    By: /s/ Timothy M. O'Connor
                                       Name: TIMOTHY M. O'CONNOR
                                       Title: VICE PRESIDENT



                                    PNC BANK, KENTUCKY, INC.

                                    By: /s/ J. Neil
                                       Name: James D. Neil
                                       Title: Vice President


                                    THE SUMITOMO BANK, LIMITED

                                    By: /s/ Allen L. Harvell Jr.
                                       Name: Allen L. Harvell Jr.
                                       Title: Vice President and Manager


                                    By: /s/ M. Phillip Freeman
                                       Name: M. Phillip Freeman
                                       Title: Vice President


                                    BARNETT BANK, N.A.

                                    By: /s/ David Austin
                                       Name: David Austin
                                       Title: Senior Vice President



                                 Exhibit A


                               (see attached)


                    DIRECT PAY OBLIGATIONS RENEWAL
                   AND REPLACEMENT PROMISSORY NOTE

$8,800,000.00                                               April 25, 1997
(the "Principal Amount")                              As of April 28, l997

FOR VALUE RECEIVED, the undersigned, REPTRON ELECTRONICS, INC., a Florida corporation (the "Borrower"), promises to pay to the order of NATIONSBANK, NATIONAL ASSOCIATION (SOUTH), a national banking association, as Agent (the "Agent"), at its office at 901 Main Street, 67h Floor, Dallas, Texas 75202, or at such other place as the holder of this Note from time to time may designate to the Borrower in writing, the principal sum of EIGHT MILLION EIGHT HUNDRED THOUSAND AND N0/100 DOLLARS ($8,800,000.00), or so much thereof as may be outstanding, together with interest on the principal balance of this obligation from time to time remaining unpaid, at the rates and at the times provided in this Note. All payments required by this Note must be by legal tender of the United States of America.

Pursuant to the terms of a certain Amended and Restated Credit and Reimbursement Agreement dated June 29, 1995, executed by and among the Borrower, various banks from time to time parties thereto and the Agent, as amended to date (the "Credit Agreement"), this Note is given in satisfaction of and to replace certain reimbursement obligations of the Borrower to the Agent (the "Direct Pay Obligations") for a draw on the Direct Pay Letter of Credit (as such term is defined in the Credit Agreement) and the principal amount of this Note is equal to portion of the Direct Pay Obligations which represented the principal amount of the draw on the Direct Pay Letter of Credit. It is contemplated in the Credit Agreement that this Note and the mortgage and other loan documents securing this Note will be purchased by Barnett Bank, N.A., a national banking, association ("Purchasing Bank") and the Borrower and the Purchasing Bank have entered into a certain Loan Agreement of even date herewith relating to the purchase of this Note (the "Loan Agreement"). All capitalized terms used herein but not otherwise defined herein shall have the meanings ascribed to such terms in the Loan Agreement. From and after the date upon which this Note is purchased by the Purchasing Bank, all references herein to the "Agent" shall be deemed to refer to the Purchasing Bank.

As used in this Note, the following terms shall have the following meanings:

1. Adjusted LIBO Rate. For each LIBO Interest Period, a daily rate equal to the applicable LIBO Rate, plus the Applicable Margin.

Applicable Margin. A percentage rate per annum to be used in calculating the LIBO Rate, which percentage rate shall be: (a) 1.375% for the period from the date of this Note until the earlier to occur of (i) the date upon which the Borrower enters into the Swap Agreement or (ii) May 31, 1997; (b) 1.125% from and after the date upon which the Borrower enters into the Swap Agreement; or (c) the margin applicable to Eurodollar Loans (as defined in the Credit Agreement) during, the applicable time period as provided in the Credit Agreement, in the event that the Borrower fails to enter into the Swap Agreement prior to May 31, 1997.

3. Business Banking Day Any day other than a Saturday, Sunday or other day on which commercial banks in Jacksonville, Florida are closed for business.

      4. LIBO Interest Period. Initially, the period commencing on April 28, 1997 and ending on June 5, 1997 and thereafter the period commencing on the fifth (5th) day of July and on the fifth (5th) day of each month thereafter and ending on the day immediately preceding the date upon which the next LIBO Interest Period commences; provided that the last LIBO Interest Period during the term of the Note shall end on the Maturity Date. If any LIBO Interest Period would end on a date which is not a Business Banking Day, such LIBO Interest Period shall be extended to the next succeeding Business Banking Day.

       5. LIBO Rate. An interest rate per annum equal to the rate per annum obtained by dividing (a) the rate of interest per annum (rounded upward to the nearest one-sixteenth (1/1 6th) of one percent) at which deposits in United States dollars in the approximate amount of the outstanding principal balance of this Note for a term of one (1) month are offered in the London Interbank Market as appears on the LIBO Rate Reference Page as of 11:00 a.m. (London time) on the day that is two London Banking Days (as defined herein) preceding the first Banking Business Day of the LIBO Interest Period, by (b) an amount equal to 1 minus the LIBO Reserve Percentage for such LIBO Interest Period. If at least two such offered rates appear on the LIBO Rate Reference Page, the rate will be the arithmetic mean of such offered rates. The Agent may, in its discretion, use any other publicly available index or reference rate showing, rates offered for United States dollar deposits in the London Interbank market as of the applicable date. In addition, the Agent may, in its discretion, use rate quotations for daily or annual periods in lieu of quotations for substantially equivalent monthly periods.

6. LIBO Rate Reference Page. Any of (a) the Reuters Screen LIBO Page, (b) the Dow Jones Telerate Page 3750 or (c) such other nationally recognized source, as may from time to time by used by the Agent in its sole discretion as a reference for determining any applicable LIBO Rate.

7. LIBO Reserve Percentage. The rate at which reserves (including, without limitation, any marginal supplemental or emergency reserves) are required to be maintained by the Agent two (2) Business Days prior to the commencement of a LIBO Interest Period against Eurocurrency liabilities having a term substantially equal to such LIBO Interest Period, expressed as a decimal.

8.  LIBO Roll-Over Date.  The last day of any LIBO Interest Period.

9. London Banking Day. Each day other than a Saturday, a Sunday or any holiday on which commercial banks 'in London, England are closed for business.



                             2.

10.  Maturity Date.  April 28, 2004.

11. Prime Rate. The lending rate from time to time announced by Barnett Banks, Inc., the Purchasing Bank's holding company ("BBI"), as its prime rate.

From and after the date of this Note, interest shall accrue at the Adjusted LIBO Rate applicable to each such LIBO Interest Period. Interest shall be calculated on the daily outstanding principal balance of this Note. Interest shall be computed on the basis of a year of 360 days for the actual number of days elapsed through the actual payment due date. Changes in the Prime Rate shall be effective as of the date of change in the applicable rate. Changes in the Adjusted LIBO Rate shall be effective on the first day of each LIBO Interest Period. Equal principal payments in the amount of $37,510.00, plus interest then accrued on the outstanding principal balance of this Note shall be paid monthly in arrears commencing on June 5, 1997 and continuing on the fifth (5th) day of each month thereafter prior to the Maturity Date. Notwithstanding anything contained in this Note or the Loan Agreement to the contrary, the outstanding principal balance of this Note, plus unpaid accrued interest, shall be due and payable on the Maturity Date.

In the event, and on each occasion, that on the day two (2) Business Days prior to the commencement of any LIBO Interest Period, the Agent shall have determined (which determination shall be conclusive and binding upon the Borrower) that (i) the LIBO Rate is not available for dollar deposits in an amount approximately equal to the outstanding principal balance of this Note for the applicable LIBO Interest Period, or (ii) the rate at which such dollar deposits are being offered will not adequately and fairly reflect the cost to the Agent or its holding company, if any, of making or maintaining the Adjusted LIBO Rate with respect to the outstanding principal balance of this Note during, such LIBO Interest Period, or (iii) reasonable means do not exist for ascertaining, a LIBO Rate, or (iv) a LIBO Rate with respect thereto would be in excess of the maximum interest rate which the Borrower may by law pay, then the outstanding principal balance of this Note shall bear interest at the Prime Rate until such time as the Agent determines that none of the circumstances described in clauses (i) through (iv) continues to exist.

If any change in any law or regulation or in the interpretation thereof by any Governmental authority charged with the administration or interpretation thereof shall make it unlawful for the Agent, or its holding company, if any, to make or maintain LIBO Rates or to give effect to its obligations as contemplated hereby, then, the LIBO Rate shall immediately terminate and cease to be applicable and, upon notice by the Agent to the Borrower the interest rate applicable to this Note shall be automatically converted to another Eurodollar market rate selected by the Agent, provided such conversion does not increase the Agent's cost or if no other Eurodollar market rate is acceptable to the Agent, the interest rate applicable to this Note shall be automatically converted to the Prime Rate and the Borrower shall pay to the Agent an amount equal to the prepayment premium which would be due with respect to the prepayment of the amount bearing at the Adjusted LIBO Rate pursuant to the provisions of this Note hereinafter set forth. Any notice given by the Agent to the



                                   3.

Borrower Pursuant to this paragraph shall, if lawful, be effective on the last day of the then, applicable LIBO Interest Period.

The Borrower recognizes that the cost to the Agent of making or maintaining an Adjusted LIBO Rate with respect to the outstanding principal amount of this Note may be, from time to time affected by the matters set forth in Paragraphs 1 and 2, below, and the Borrower, agrees that the Agent, in quoting or establishing a LIBO Rate at the commencement of a LIBO Interest Period, may take into consideration such additional amount or amounts resulting from the following as the Agent shall determine, will compensate the Agent for such additional costs:

1. The imposition of, or changes in, the reserve requirements promulgated by the Board of Governors of the Federal Reserve System of the United States, including, but not limited to, any reserve on Eurocurrency Liabilities, as defined in Regulation D, at the ratios provided in such Regulation from time to time, it being agreed that outstanding principal amount of this Note shall be deemed to constitute a Eurocurrency Liability if it bears interest at the Adjusted LIBO Rate, and it being further agreed that such Eurocurrency Liabilities shall be deemed to be subject to such reserve requirements without benefit of or credit for prorations, exceptions, or offsets that may be available to the Agent or its holding company, if any, from time to time under such Regulation; or

2. Any change, after the date of this Note, in applicable law or regulation or in the interpretation or administration thereof by any governmental authority charged with the interpretation or administration thereof (whether or not having the force of law) or by any court changing the basis of taxation of payments to the Agent or its holding, company, if any, of the principal of or interest on the outstanding principal amount of this Note or any other fees or amounts payable under this Note or the Loan Agreement (other than taxes imposed on the overall net income of the Agent or its holding company, if any, by any state, or by any political subdivision or taxing authority therein), or imposing, modifying, or applying any reserve, special deposit or similar requirement Against assets of, deposits with or for the account of credit extended by, or any other acquisition of funds for loans by the Agent or its holding company, if any, or imposing on the Agent or its holding company, if any, or the London Interbank Market any other condition affecting this Note or the Loan Agreement or the outstanding principal amount of this Note so as to increase the cost to the Agent or its holding company, if any, of making or maintaining an Adjusted LIBO Rate or to reduce the amount of any sum received or receivable by the Agent under this note or the Loan Agreement (whether of principal, interest or otherwise), by an amount deemed by the Agent to be material, but without duplication for payments required under clause (1) above.


The Borrower shall indemnify the Agent against any loss or expense that the Agent may sustain or incur as a consequence of any default by the Borrower in the payment of any portion of the principal balance of this Note bearing, interest at the Adjusted LIBO Rate, as and when, due and payable, or the occurrence of any event specified in the provisions of this Note or the Loan Agreement, including, but not limited to, any loss or reasonable expense sustained or incurred in
4.

liquidating or reemploying deposits from third parties acquired to effect or maintain the Adjusted LIBO Rate. The Agent shall provide to the Borrower a statement explaining the amount of any such loss or expense, which statement shall be conclusive absent manifest error.

The Borrower shall have the right, provided that it is not in default under this Note or the Loan Agreement, to prepay the principal balance of this Note, in whole or in part, at any time, upon payment of all interest and other sums then due and payable pursuant to the provisions of this Note or the Loan Agreement. No prepayment premium shall be payable with respect to any portions of the principal balance of this Note which bears interest at the Prime Rate. If any portion of the principal balance of this Note being prepaid bears interest at the Adjusted LIBO Rate, either, with respect to the amount being prepaid, the Borrower shall pay to the Agent contemporaneously with any such prepayment of this Note, an amount equal to the amount of the prepayment multiplied by a per annum interest rate equal to the difference between the Adjusted LIBO Rate applicable thereto, and the 360 day equivalent interest yield (hereinafter called the "Reinvestment Rate") on any United States Treasury obligations selected by the Agent in an aggregate amount approximately equal to such portion of the principal balance of this Note, and with maturities comparable to the LIBO Roll-Over Date applicable thereto, calculated over a period of time from the date of prepayment to and including such LIBO Roll-Over Date. If the Adjusted LIBO Rate on the amount being prepaid is equal to or less than the Reinvestment Rate, no prepayment premium shall be due. Any payment of the principal balance of this Note after acceleration of the applicable maturity date of this Note, or the commencement of any proceedings to enforce this Note or the Loan Agreement, as a result of the occurrence of an Event of Default under the Loan Agreement, shall be deemed a voluntary prepayment for the purposes of this paragraph and a prepayment premium calculated pursuant to the provisions of this paragraph shall be payable with respect thereto based upon the Adjusted LIBO Rate applicable immediately prior to such default and acceleration. The Agent shall certify to the Borrower the amount and basis of determination of such prepayment premium it being agreed that (a) the calculation of such prepayment premium may be based on any United States Treasury obligations selected by the Agent in its sole discretion and (b) the Agent shall not be obligated or required to have actually reinvested the prepaid principal balance of this Note in any such United States Treasury obligations as a condition precedent to receiving a prepayment premium calculated as aforesaid. The Borrower shall upon receipt of such certification and contemporaneously with any such prepayment of the principal balance of this Note, remit to the Agent the prepayment premium, if any, due in connection therewith as calculated pursuant to the provisions of this paragraph. The Agent shall not be obligated to accept any prepayment of the principal balance of this Note unless it is accompanied by the prepayment premium, if any, due in connection therewith as calculated pursuant to the provisions of this paragraph.



If any payment required by this Note is not paid within ten (10) days after the date such payment is due, then the holder of this Note, at such holder's option, may elect to declare the entire principal balance of this note, plus accrued interest, immediately due and payable. The Borrower shall pay a late charge equal to the greater of (a) $100.00 or (b) five percent (5%) of the



                                     5.

amount of any payment which is not received by the Agent on or before the tenth (10th) day following the date such payment is due, to compensate for the Agent's loss of use of funds and for the expense of handling the delinquency, which late charge must be received by the Agent with the payment then due.

If, following any default by the Borrower under this Note, the holder of this Note employs attorneys, to enforce collection of this obligation, in whole or in part, then the Borrower will pay, a reasonable fee for such attorneys' and any legal assistants' services, regardless of whether suit is instituted and, if a suit or other action or proceeding is instituted to enforce payment of all or any portion of this obligation, for all trial and appellate proceedings, if any. The Borrower also will pay (i) all other costs of collection incurred, and (ii), all costs and reasonable attorneys' and legal assistants' fees incurred by the holder for all administrative, trial, and appellate proceedings involving this obligation.

The remedies of the Agent as provided herein and in the Loan Agreement shall be cumulative and concurrent, and may be pursued singly, successively or together, at the sole discretion of the Agent, and may be exercised as often as occasion therefor shall arise. No act of omission or commission of the Agent, including specifically any failure to exercise any right, remedy or recourse, shall be effective as a waiver thereof unless it is set forth in a written document executed by the Agent and then only to the extent specifically recited therein. A waiver or release with reference to one event shall not be construed as continuing, as a bar to, or as a waiver or release of, any subsequent right, remedy or recourse as to any subsequent event.

Notwithstanding any provision of this Note or the Loan Agreement to the contrary, the parties intend that no provision of this Note or the Loan Documents be interpreted, construed, applied, or enforced so as to permit or require the payment or collection of interest, in excess of the maximum rate as hereafter may be permitted by the law applicable to this transaction (the "Maximum Permitted Rate"). If, however, any such provision is so interpreted, construed, applied, or enforced, then the parties intend: (i) that such provision automatically shall be reformed nunc pro tunc so as to require payment only of interest at the Maximum Permitted Rate; and (ii) if the holder of this Note has received interest payments in excess of such Maximum Permitted Rate, that the amount of such excess be credited nunc pro tunc in reduction of the principal amount of this obligation, together with interest at such Maximum Permitted Rate.

In connection with all calculations to determine the Maximum Permitted Rate, the parties intend: first, that all charges be excluded to the extent that they are property excludable under the usury laws of the State of Florida or the United States of America, as they from time to time are determined to apply to this obligation and, second, that all charges that may be "spread" in the manner provided by Section 687.03(3), Florida Statutes (1995), or any similar successor law, be spread in the manner provided by such statute.






                                      6.

This Note will be interpreted, construed, applied, and enforced according to the laws of the State of Florida, regardless of where executed or delivered, where payment is made, where any action or other proceeding involving this Note is instituted, or whether the laws of the State of Florida otherwise would apply the laws of another jurisdiction. The provisions of this Note bind, and are for the benefit of, the respective heirs, successors, and assigns of the Agent and all persons and entities executing this Note as the Borrower, jointly and severally.

Presentment, protest, notice of protest, notice of dishonor, and all suretyship defenses, unless expressly reserved by any subsequent endorser, are hereby waived by all parties now or hereafter liable for payment of all or any portion of this obligation, whether as makers, endorsers, guarantors, or otherwise, and regardless of accommodation status.


IN WITNESS WHEREOF, the Borrower has executed and delivered this Note the date stated above.




REPTRON ELECTRONICS, INC., a
Florida corporation


By:  /s/ Paul J. Plante
   --------------------
Paul J. Plante, Vice
President and Chief Operating Officer








                                        7.


STATE OF ILLINOIS   )
COUNTY OF DuPAGE    )

     THE FOREGOING INSTRUMENT was acknowledged before me this 25th day of April, 1997, by PAUL J. PLANTE, as Vice President and Chief Operating Officer of REPTRON ELECTRONICS, INC., a Florida corporation, on behalf of
the corporation.  He/She is either    personally known to me or X has
produced his/her FL Drivers License as identification.


(Affix Seal)                           /s/ Pamela Middleton
                                       --------------------
                                       Print Name: Pamela Middleton
                                       Notary Public - State of Illinois

                                       My Commission Expires: 11/6/98
                                       My Commission No.:
                                                         -------------


INDORSEMENT:
-----------

WITHOUT RECOURSE, PAY TO THE
ORDER OF BARNETT BANK, N.A.

NATIONSBANK, NATIONAL ASSOCIATION
(SOUTH), AS AGENT

By:  /s/ Timothy M. O'Connor
   -------------------------
Name: Timothy M. O'Connor
Title: Vice President
Date: 4/28



                               EXHIBIT B

                              (see attached)





PREPARED BY AND AFTER RECORDING
RETURN TO:
Richard H. Sollner, Esq.
Trenam, Kemker, Scharf, Barkin,
Frye, O'Neill & Mullis, P.A.
101 E. Kennedy Blvd., Suite 2700
Tampa, FL 33602



                  [Space Above This Line for Recording Data]




                            ASSIGNMENT OF MORTGAGE


   KNOW ALL MEN BY THESE PRESENTS: That NATIONSBANK, NATIONAL ASSOCIATION (SOUTH), a national banking association, as Agent for the Lenders under the Credit Agreement (as such term is defined in the Mortgage described below) (hereinafter called "Assignor"), for and in consideration of the sum of Ten and No/100 Dollars ($10.00) to it in hand paid by, a BARNETT BANK, N.A., a national banking association (hereinafter called "Assignee"), the receipt of which is hereby acknowledged, does grant, bargain, sell, convey, and assign to Assignee, its successors and assigns, all of Assignor's right, title, and interest in, to and under that certain Mortgage and Security Agreement executed by REPIRON ELECTRONICS, INC., a Florida corporation ("Borrower"), dated as of March 1, 1995, and recorded in Official Records Book 7687, Page 1857, of the Public Records of Hillsborough County, Florida, as amended (i) by Amendment to Mortgage and Security Agreement dated as of April 28, 1995, and recorded in Official Records Book 7787, Page 1120, and re-recorded in Official Records Book 7803, Page 1996, Public Records of Hillsborough County, Florida, (d) Second Amendment to Mortgage and Security Agreement dated as of August 24, 1995, and recorded in Official Records Book 7884, Page 1109, Public Records of Hillsborough County, Florida, and (iii) Third Amendment to Mortgage and Security dated of even date herewith and recorded or to be recorded in the Public Records of Hillsborough County, Florida (as modified, the "Mortgage"), together with the indebtedness secured thereby and the monies due or to become due thereon with interest thereon from April 28, 1997, and all right, title and interest of Assignor in and to the encumbered property therein described located in Hillsborough County, Florida.

   WITHOUT RECOURSE against Assignor.

   ASSIGNOR further warrants that it is the holder of the Mortgage and the promissory note secured thereby as the Agent for the Lenders with full power and authority to assign the Mortgage, that it has executed no assignment, release, discharge, satisfaction or cancellation of the Mortgage or the promissory note secured thereby; and that except as set forth herein, it has executed no instruments in any way affecting the Mortgage or the promissory note secured thereby,

    IN WITNESS WHEREOF, Assignor has caused these presents to be signed in its name and on its behalf by officers authorized to do so as of the 28th day of April, 1997.

   Signed, sealed and delivered in the                     ASSIGNOR:
   the presence of:

                                            NATIONSBANK, NATIONAL
                                            ASSOCIATION (SOUTH), a national
                                            banking association


/s/ Amy Krovocheck                          By: /s/ Timothy M. O'Connor
Print Name: Amy Krovocheck                  Name: Timothy M. O'Connor
                                            Title: Vice President

/s/ Nancy J. Pearson
Print Name: Nancy J. Pearson



STATE OF TEXAS
COUNTY OF

THE FOREGOING INSTRUMENT was acknowledged before me this 28th day of April, 1997, by Tim O'Connor, as Vice President of NATIONSBANK NATIONAL
ASSOCIATION(SOUTH), a national banking association, On behalf of the association.
      He/she is either  X  personally known to me or    produced
as
                      ----                          ----        -----------
identification.

LINDA F. WEBSTER
NOTARY PUBLIC                               /s/ Linda F. Webster
STATE OF TEXAS                              ----------------------------
                                            Print Name:  Linda F. Webster
MY COMM.  EXP. 09-23-00                     NotaryPublic, State of Texas
 (NOTARIAL SEAL)                            My CommissionExpires: 9/00
                                            My Commission Number: N/A







2.


                                EXHIBIT C

                             (see attached)

PREPARED BY AND AFTER RECORDING
RETURN TO:
Richard H. Sollner, Esq.
Trenam, Kemker, Scharf, Barkin,
Frye, O'Neill & Mullis, P.A.
101 E. Kennedy Blvd., Suite 2700
Tampa, FL 3 3602

              [ Space Above This Lure for Recording Data l

             THIRD AMENDMENT TO MORTGAGE AND SECURITY AGREEMENT

   THIS THIRD AMENDMENT TO MORTGAGE AND SECURITY AGREEMENT AMENDMENT (this "Third Amendment"), made and entered into as of the 28th day of April, 1997, is between REPTRON ELECTRONICS, INC., a Florida corporation (the "Mortgagor"), and NATIONSBANK, NATIONAL ASSOCIATION (SOUTH), a national banking association, as Agent for the Lenders under the Credit Agreement described below (in such capacity, the "Mortgagee") whose address is 400 North Ashley Drive, Tampa, Florida 33602;

RECITALS

     1. In order to secure certain Direct Pay Obligations relating to the Direct Pay Letter of Credit (as such terms are defined in that certain Amended and Restated Revolving Credit and Reimbursement Agreement dated as of March 1, 1995 among the Mortgagor, the Mortgagee and the Lenders thereunder, as the same may be amended, modified or restated from time to time, the "Credit Agreement"), Mortgagor executed and delivered to Mortgagee that certain Mortgage and Security Agreement dated as of March 1, 1995, and recorded in Official Records Book 7687, Page 1857, of the Public Records of Hillsborough County, Florida (the "Mortgage"); and

     2. The Mortgage has heretofore been amended (i) by Amendment to Mortgage and Security Agreement dated as of April 28, 1995, and recorded in Official Records Book 7787, Page 1120, and re-recorded in Official Records Book 7803, Page 1996, Public Records of Hillsborough County, Florida, (ii) Second Amendment to Mortgage and Security Agreement dated as of August 24, 1995, and recorded in Official Records Book 7884, Page 1109, Public Records of Hillsborough County, Florida; and

   THE MORTGAGE, AS HERETOFORE AND HEREBY AMENDED SECURES A PRESENT INDEBTEDNESS IN A PRINCIPAL AMOUNT OF UP TO $7,750,000.00, PLUS INTEREST THEREON. DOCUMENTARY STAMP TAXES IN THE AMOUNT OF $27,125.00 HAVE BEEN HERETOFORE PAID AND AFFIXED TO THE MORTGAGE AND ONE OR MORE OF THE PRIOR AMENDMENTS, ACCORDINGLY, ALL DOCUMENTARY STAMP TAXES REQUIRED TO BE PAID, HAVE BEEN PAID. INTANGIBLE PERSONAL PROPERTY TAX IN THE AMOUNT OF $15,500.00 IS BEING PAID AT THE TIME OF RECORDING OF THIS THIRD AMENDMENT.

     3. There has been a draw under the Direct Pay Letter of Credit and, pursuant to the terms of the Credit Agreement, the Direct Pay Obligations under the Credit Agreement have been removed from the Credit Agreement and replaced, renewed and incorporated into a certain Direct Pay Obligation Renewal and Replacement Promissory Note dated of even date herewith in the original principal amount of $8,800,000.00 executed by Mortgagor and delivered to Mortgagee (the "Note"); and

     4. It is the intent of Mortgagor and Mortgagee that the Mortgage, as heretofore modified and as modified hereby, cease to secure the Contingent Liabilities (as such term is defined in the Mortgage) and hereafter secure up to $7,750,000.00 of the principal amount of the Note, together with interest thereon at the rate set forth in the Note (the "Secured Amount") and Mortgagor and Mortgagee desire to amend the Mortgage to reflect such intent.

     5. Contemporaneously with the execution of this Third Amendment, Mortgagee is endorsing the Note, without recourse, and assigning the Mortgage, as modified heretofore and hereby, and certain other documents securing the Note to BARRETT BANK, N.A., a national banking association ("Purchasing Lender").

     NOW, THEREFORE, in consideration of the premises and the mutual covenants, promises and conditions herein set forth, it is hereby agreed that the Mortgage, as heretofore amended, is hereby further amended as follows:

     1. All references in the Mortgage to the "Contingent Liabilities" shall be deemed to refer to the Secured Amount.

     2. All references in the Mortgage to the "Credit Agreement" shall be deemed to refer to the Note and/or that certain Loan Agreement dated of even date herewith executed by and between Mortgagor and Purchasing Lender (the "Loan Agreement"), as appropriate.

     3. Sections 2.01 and 2.02 are hereby deleted in their entirety and the following substituted therefor:

         2.01 Event of Default. The term Event of Default, when used in this Mortgage, shall have the definition given it in Section 7.1 of the Loan Agreement.

         2.02 Remedies upon Event of Default. In an Event of Default shall have occurred, Mortgagee may take any actions authorized pursuant to
Article 7 of the Loan Agreement and may take such other actions as may be permitted by law.

     4. All references in the Mortgage to the "Note Agreement" are hereby deleted.

                                      -2-

IN WITNESS WHEREOF, the Mortgagor and the Mortgagee have caused this Third Mortgage Amendment to be duly executed, all as of the day and year first above written.

WITNESS:                                   REPTRON ELECTRONICS, INC., a
                                           Florida corporation

/s/ Michael R. Nichols                     By: /s/ Paul J. Plante
---------------------------                   --------------------------
(Print Name) Michael R. Nichols            Name:  Paul J. Plante
                                           Title:  Vice President and
                                           Chief Operating Officer
/s/ Joseph J. Fijak
(Print Name) Joseph J. Fijak

WITNESS:                                   NATIONSBANK, NATIONAL
                                           ASSOCIATION (SOUTH), a
                                           National Banking association

/s/ Amy Krovocheck                         By: /s/ Timothy M. O'Connor
---------------------------                  -------------------------
(Print Name) Amy Krovocheck                Name: Timothy M. O'Connor
                                           Title: Vice President

/s/ Nancy J. Pearson
-----------------------------
(Print Name) Nancy J. Pearson


STATE OF ILLINOIS
COUNTY OF DU PAGE

                   THE FOREGOING INSTRUMENT was acknowledged before me this 25 day of April, 1997, by PAUL J. PLANTE, as Vice President and Chief Operating Officer of REPTRON ELECTRONICS, INC., a Florida corporation, on
behalf of the corporation.  He is either     Personally known to me or  X
produced FL Drivers License as identification.
              ----          ------------------

                                        /s/ Pamela Middleton
"OFFICAL SEAL"                          Print Name: Pamela Middleton
Pamela Middleton                        Notary Public, State of Illinois
Notary Public State of Illinois         My Commission Expires: 11-6-98
My Commission Expires 11/06/98

STATE OF TEXAS
COUNTY OF DALLAS

                    THE FOREGOING INSTRUMENT was acknowledged before me this 28th day of April, 1997, by Tim O'Connor, as Vice President of NATIONSBANK, NATIONAL ASSOCIATION (SOUTH), a national banking association, on behalf of the association. He/she is either X personally known to me
or         produced                                as identification.

LINDA F. WEBSTER
NOTARY PUBLIC                               /s/ Linda F. Webster
STATE OF TEXAS                              -----------------------
                                            Print Name:  Linda F. Webster
MY COMM.  EXP. 09-23-00                     NotaryPublic, State of Texas
 (NOTARIAL SEAL)                            My CommissionExpires: 9/00
                                            My Commission Number: N/A


















                             EXHIBIT 10.3











                         AMENDMENT AGREEMENT NO. 6
                        TO THE AMENDED AND RESTATED
                REVOLVING CREDIT AND REIMBURSEMENT AGREEMENT

     THIS AMENDMENT AGREEMENT NO. 6 TO THE AMENDED AND RESTATED REVOLVING CREDIT AND REIMBURSEMENT AGREEMENT (the "Amendment Agreement") is made and entered into as of this 3Oth day of April, 1997 among REPTRON ELECTRONICS, INC., a Florida corporation having its principal place of business in Tampa, Florida (the "Borrower"), NATIONSBANK, NATIONAL ASSOCIATION (SOUTH), a national banking association in its capacity as agent (the "Agent") for each of the lenders (the "Lenders") now or hereafter party to the Credit Agreement (defined below), and each of the undersigned Lenders. Unless the context otherwise requires, all terms used herein without definition shall have the respective definitions provided therefor in the Credit Agreement.

                        W I T N E S S E T H:

     WHEREAS, the Borrower, the Agent and the Lenders have entered into that certain Amended and Restated Revolving Credit and Reimbursement Agreement dated June 29, 1995 whereby the Lenders have made available to the Borrower (i) a $55,000,000 revolving credit facility, which shall include a letter of credit facility of up to $500,000 and (ii) a $9,942,917 (as reduced from time to time in accordance with the terms thereof) direct pay letter of credit facility (together with the exhibits and schedules attached thereto, as the same has been amended by Amendment Agreement No. 1 dated as of December 15, 1995, Amendment Agreement No. 2 dated as of March 15, 1996, Amendment Agreement No. 3 dated as of September 24, 1996, Amendment Agreement No. 4 dated as of January 31, 1997 and Amendment Agreement No. 5 and Waiver dated as of April 28, 1997, hereinafter referred to as the "Credit Agreement"); and

     WHEREAS, pursuant to Amendment Agreement No.5 and Waiver to the Amended and Restated Revolving Credit and Reimbursement Agreement dated as of April 28, 1997, the Direct Pay Letter of Credit Commitment of Lenders has been terminated and the Direct Pay Letter of Credit issued thereunder has been canceled; and

     WHEREAS, the Overline Notes issued by the Borrower in favor of the Lenders pursuant to Amendment Agreement No.4 to the Amended and Restated Revolving Credit and Reimbursement Agreement dated as of January 31, 1997 mature as of even date herewith and will be repaid by the Borrower; and

     WHEREAS, to provide Borrower with additional funds under the revolving credit facility, the Borrower has requested that the Lenders amend the Credit Agreement to permanently increase the Total Revolving Credit Commitment from $55,000,000 to $63,800,000; and

Name: NB REPTRON AMENDMENT NO 6 Doc No: 125050


     WHEREAS, upon the terms and conditions contained herein, the Agent and the Lenders are willing to amend the Credit Agreement to so increase the Total Revolving Credit Commitment;

     NOW, THEREFORE, in consideration of the premises and conditions herein set forth, it is hereby agreed as follows:

     1. Credit Agreement Amendment. Subject to the conditions hereof, the Credit Agreement is hereby amended, effective as of the date hereof, as follows:

        (a) Section 1.1 thereof is hereby amended by inserting therein in the appropriate alphabetical order the following definition:

           (i) "'Additional Notes' means the promissory notes of the Borrower dated as of April 30, 1997 and payable to the order of the Lenders in the aggregate original principal amount of $8,800,000, each substantially in the form attached hereto as Exhibit O."

           (ii) "'Amendment No. 6' means that certain Amendment Agreement No. 6 to the Amended and Restated Revolving Credit and
         Reimbursement Agreement dated as of April 30, 1997."

        (b) Section 1.1 thereof is hereby amended by amending and restating the following definitions in their entirety as follows:

           (i) "'Applicable Commitment Percentage' means, at any time for each Lender with respect to the Revolving Credit Facility (including its Participations and its obligations hereunder to the Fronting Bank to acquire Participations), a fraction (expressed as a percentage), (A) the numerator of which shall be the amount of such Lender's Revolving Credit Commitment (which Revolving Credit Commitment for each Lender is set forth on Exhibit B attached hereto and incorporated herein by reference), and (B) the denominator of which shall be the Total Revolving Credit Commitment at such date of determination; provided that the Applicable Commitment Percentage of each Lender shall be increased or decreased to reflect any assignments to or by such Lender effected in accordance with Section 14.1 hereof."

           (ii) "'Notes' means, collectively, (i) the Notes of the Borrower evidencing Loans and Participations executed and delivered to the Lenders as provided in Section 2.5 hereof substantially in the form attached hereto as Exhibit J. with appropriate insertions as to amounts and dates, and (ii) the Additional Notes of the Borrower evidencing Loans and Participations executed and

Name: NB REPTRON AMENDMENT NO 6
Doc No: 125050                          2

         delivered to the Lenders as provided under Amendment No. 6 substantially in the form attached hereto as Exhibit 0, with appropriate insertions as to amounts and dates."

           (iii) "'Total Facilities Commitment' means, the Total Revolving Credit Commitment."

           (iv) "'Total Revolving Credit Commitment' means an amount equal to $63,800,000, as reduced from time to time in accordance with
        Section 2.7 hereof."

        (c) Exhibit B to the Credit Agreement shall be deleted in its entirety and replaced by Exhibit B attached hereto.

        (d) Exhibit O to the Credit Agreement shall be deleted in its entirety and replaced by Exhibit O attached hereto.

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


Name: NB REPTRON AMENDMENT NO 6
Doc No: 125050                      3

      3. Conditions Precedent. The effectiveness of this Amendment Agreement is subject to the following conditions:

           (i) fulfillment of the conditions set forth in Section 4 of Amendment No. 5;

           (ii) receipt by the Agent of six counterparts of this Amendment Agreement duly executed by all signatories hereto;

           (iii) receipt by the Agent of the Additional Notes, in the form attached hereto as Exhibit 0, executed by the Borrower;

           (iv) receipt by the Agent of resolutions of the Board of Directors or other governing body of the Borrower approving this Amendment Agreement certified by the Secretary of the Borrower; and

           (v) receipt by the Agent of copies of all additional agreements, instruments and documents which the Agent may reasonably request, such documents, when appropriate, to be certified by appropriate governmental authorities.

All proceedings of the Borrower relating to the matters provided for herein shall be satisfactory to the Lenders, the Agent and their counsel.

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


Name: NB REPTRON AMENDMENT NO 6
Doc No: 125050                        4

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

             [remainder of this page left blank intentionally]

Name: NB REPTRON AMENDMENT NO 6
Doc No: 125050                        5



     IN WITNESS WHEREOF, the parties hereto have caused this Amendment Agreement to be duly executed by their duly authorized officers, all as of the day and year first above written.

                                        BORROWER:

                                        REPTRON ELECTRONICS, INC.

                                        By:  /s/ William L. Elson
                                        Name: William L. Elson
                                        Title: Attorney in fact

                                        NATIONSBANK, NATIONSL ASSOCIATION
                                            (SOUTH), as Agent and a Lender

                                        By:  /s/ Timothy M. O'Connor
                                        Name: Timothy M. O'Connor
                                        Title: Vice President

                                        PNC BANK, KENTUCKY, INC.

                                        By:  /s/ James D. Neil
                                        Name: James D. Neil
                                        Title: Vice President

                                        THE SUMITOMO BANK, LIMITED

                                        By:  /s/ Brian M. Smith
                                        Name: Brian Smith
                                        Title: SVP

                                        /s/  William N. Paty
                                           William N. Paty
                                         Vice President & Manager

                                        BARNETT BANK, N.A.

                                        By: /s/ David Austin
                                        Name: David Austin
                                        Title: Senior Vice President

















































                               EXHIBIT B

                 Applicable Commitment Percentages

                                           Revolving        Applicable
                                           Credit           Commitment
              Lender                       Commitment       Percentage

NATIONSBANK, NATIONAL ASSOCIATION          $29,415,957.44   46.106516364%
(SOUTH)

PNC BANK, KENTUCKY, INC.                   $14,736,018.24   23.097207273%

THE SUMITOMO BANK, LIMITED                   $9,824,012.16  15.398138182%

BARNETT BANK, N.A.                           $9,824,012.16  15.398138182%
                                           ---------------  ------------
TOTAL                                       $63,800,000.00  100.00%




































                                 B-1

                              EXHIBIT O

                          PROMISSORY NOTE

$[           ]                              --------------,---------------

                                                         April   , 1997


    FOR VALUE RECEIVED, REPTRON ELECTRONICS, INC., a Florida corporation having its principal place of business located in Tampa, Florida (the
"Borrower"), hereby promises to pay to the order of [             ] (the
"Lender"), in its individual capacity, at the office of NationsBank, National Association (South), as agent for the Lenders (the "Agent"), located at One Independence Center, 101 North Tryon Street, Charlotte, North Carolina 28255 (or at such other place or places as the Agent may designate) at the times set forth in the Amended and Restated Revolving Credit and Reimbursement Agreement dated as of June 29, 1995 among the Borrower, the financial institutions party thereto (collectively, the "Lenders") and the Agent(as previously amended and as further amended and supplemented and in effect from time to time, the "Credit Agreement"; all capitalized terms not otherwise defined herein shall have the respective meanings set forth in the Credit Agreement), in lawful money of the United States of America, in immediately available funds, the principal amount of
[            ] DOLLARS ($[            ]) and to pay interest from the date
hereof on the unpaid principal amount hereof, in like money, at said office, on the dates and at the rates provided in the Credit Agreement. All or any portion of the principal amount of such Loans or other obligations may be prepaid as provided in the Credit Agreement.

    This Note is one of the Notes in the aggregate principal amount of $63,800,000 referred to in the Credit Agreement and is issued pursuant to and entitled to the benefits and security of the Credit Agreement to which reference is hereby made for a more complete statement of the terms and conditions upon which the Loans evidenced hereby were or are made and are to be repaid. This Note is subject to certain restrictions on transfer or assignment as provided in the Credit Agreement.

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

                                          REPTRON ELECTRONICS, INC.

WITNESS:
                                          By:
                                          Name:
                                          Title:
----------------

----------------





















                                       0-3

                   ACKNOWLEDGMENT OF EXECUTION ON BEHALF OF
                          REPTRON ELECTRONICS, INC.

STATE OF MICHIGAN

COUNTY OF
         ---------------------
    Before me, the undersigned, a Notary Public in and for said State and County on this 30th day of April, 1997 A.D., personally appeared William L. Elson, known to me to be the attorney-in-fact for Reptron Electronics, Inc. (the "Company") being by me duly sworn says he works at 3000 Town Center, Suite 2690, Southfield, Michigan 48075, that by authority duly given to him by, and as the act of, the Company, the foregoing and annexed Note dated April 30, 1997, was signed by him as said attorney-in-fact on behalf of the Company.

    Witness my hand and official seal this 30th day of April,1997.




                                       ---------------------------------
                                       Notary Public

(SEAL)

My commission expires:
                      ----------------------

























                                 0-4









                        Affidavit of
                                    ----------------------------

    The undersigned, being first duly sworn, deposes and says that:

    1.  He/She is an
                    ------------------------------------------------
of                                                      and works at
   ----------------------------------------------------
------------------------------------------------------------.

    11.  The Note of Reptron Electronics, Inc. to [              ] in
the principal amount of [$            ] dated as of April 30, 1997 was
executed before him/her and subsequently the original executed note was
sent for delivery by overnight mail to [                           ].

    This the 30th day of April 1997.

                                      Name:
                                           ----------------------------

                        Acknowledgement of Execution

STATE OF MICHIGAN      )
COUNTY OF              )     SS.:
          -------------)

    Before me, the undersigned, a Notary Public in and for said State and County on this 30th day of April, 1997 A.D., personally appeared
                                                               -----------
being and by me duly sworn affixed his signature to the above Affidavit.

    Witness my hand and official seal this 30th day of April, 1997.

                                               ---------------------------
                                               Notary Public

(SEAL)

My commission expires:
                      -------------------












                        EXHIBIT 10.4











                      AMENDMENT AGREEMENT NO. 7
                     TO THE AMENDED AND RESTATED
             REVOLVING CREDIT AND REIMBURSEMENT AGREEMENT

   THIS AMENDMENT AGREEMENT NO. 7 TO THE AMENDED AND RESTATED REVOLVING CREDIT AND REIMBURSEMENT AGREEMENT (the "Amendment Agreement") is made and entered into as of this 3Oth day of June, 1997 among REPTRON ELECTRONICS, INC., a Florida corporation having its principal place of business in Tampa, Florida (the "Borrower"), NATIONSBANK, NATIONAL ASS0CIATION (successor by merger of NationsBank, National Association (South)), a national banking association in its capacity as agent (the "Agent") for each of the lenders (the "Lenders") now or hereafter party to the Credit Agreement (defined below), and each of the undersigned Lenders. Unless the context otherwise requires, all terms used herein without definition shall have the respective definitions provided therefor in the Credit Agreement.

                                                                         W
I T N E S S E T H:

   WHEREAS, the Borrower, the Agent and the Lenders have entered into that certain Amended and Restated Revolving Credit and Reimbursement Agreement dated June 29, 1995 whereby the Lenders have made available to the Borrower
(i) a $55,000,000 revolving credit facility, which shall include a letter of credit facility of up to $500,000 and (ii) a $9,942,917 (as reduced from time to time in accordance with the terms thereof) direct pay letter of credit facility (together with the exhibits and schedules attached thereto, as the same has been amended by Amendment Agreement No. 1 dated as of December 15, 1995, Amendment Agreement No. 2 dated as of March 15, 1996, Amendment Agreement No. 3 dated as of September 24, 1996, Amendment Agreement No. 4 dated as of January 31, 1997, Amendment Agreement No. 5 and Waiver dated as of April 28, 1997 and Amendment Agreement No. 6 dated April 30, 1997, hereinafter referred to as the "Credit Agreement"); and

   WHEREAS, the Borrower, the Agent and Lenders have agreed to further amend the Credit Agreement in the manner set forth herein;

   NOW, THEREFORE, in consideration of the premises and conditions herein set forth, it is hereby agreed as follows:

   1. Credit Agreement Amendment. Subject to the conditions hereof, the Credit Agreement is hereby amended, effective as of the date hereof, as follows:

      (a) The definition of "Permitted Liens" in Section 1.1 is hereby amended by (x) deleting the word "and" at the end of clause (f), (y) deleting the period at the end of clause (g) and inserting in lieu thereof a comma and the word "and", and (z) adding a new clause (h) thereto reading as follows:

Reptron Amendment No. 7
Document No. 137296.02

           "(h) liens on the ownership interest of Borrower or one or more wholly-owned Subsidiaries of Borrower in capital stock of a Person which capital stock has been registered pursuant to the Securities Exchange Act of 1934, as amended."

      (b) Section 11.8 is hereby amended by (x) deleting the word "and" at the end of clause (iii), (y) deleting the period at the end of clause
   (iv) and inserting in lieu thereof a semi-colon and the word "and", and
   (z) adding a new clause (v) thereto reading as follows:

         "(v) capital stock of two wholly-owned Subsidiaries of the Borrower organized for the sole purpose of acquiring and holding Stock of a Person which capital stock has been registered pursuant to the Securities Exchange Act of 1934, as amended, so long as the aggregate purchase price of all such stock of all such Persons shall not exceed $4,500,000."

   2. Consent. The Lenders hereby consent to the use of up to $4,500,000 of proceeds of Loans to acquire capital stock of a Person which capital stock has been registered pursuant to the Securities Exchange Act of 1934, as amended.

   3. Representations and Warranties. In order to induce the Agent and the Lenders to enter into this Amendment Agreement, the Borrower hereby represents and warrants that the Credit Agreement has been re-examined by the Borrower and that except as disclosed by the Borrower in writing to the Lenders as of the date hereof:

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

Reptron Amendment No. 7
Document No. 137296.02

                                         2

        (d) After giving effect to this Amendment Agreement, no condition exists which, upon the effectiveness of the amendment contemplated hereby, would constitute a Default or an Event of Default on the part of the Borrower under the Credit Agreement or the Notes, either immediately or with the lapse of time or the giving of notice, or both.

   4. Conditions Precedent. The effectiveness of this Amendment Agreement is subject to the following conditions:

         (i) receipt by the Agent of six counterparts of this Amendment Agreement duly executed by all signatories hereto;

         (ii) receipt by the Agent of resolutions of the Board of Directors or other governing body of the Borrower approving this Amendment Agreement certified by the Secretary of the Borrower;

         (iii) receipt of (x) the joint and several guaranty of payment of the Obligations by Lake Michigan Investment, Inc. and Lake Huron Investment Corp., wholly-owned Subsidiaries of the Borrower (collectively, the "Subsidiaries) in form acceptable to the Agent,
      (y) certificates of the Secretary of each of the Subsidiaries to which is attached resolutions of the Board of Directors of the Subsidiaries approving such guaranties, the Articles of Incorporation and Bylaws of the Subsidiaries and certificates of good standing, and
      (z) an opinion of counsel to the Subsidiaries in form and content acceptable to the Agent; and

         (iv) receipt by the Agent of copies of all additional agreements, instruments and documents which the Agent may reasonably request, such documents, when appropriate, to be certified by appropriate governmental authorities.

All proceedings of the Borrower relating to the matters provided for herein shall be satisfactory to the Lenders, the Agent and their counsel.

   5. Entire Agreement. This Amendment Agreement sets forth the entire understanding and agreement of the parties hereto in relation to the subject matter hereof and supersedes any prior negotiations and agreements among the parties relative to such subject matter. No promise, condition, representation or warranty, express or implied, not herein set forth shall bind any party hereto, and no one of them has relied on any such promise, condition, representation or warranty. Each of the parties hereto acknowledges that, except as in this Amendment Agreement otherwise expressly stated, no representations, warranties or commitments, express or implied, have been made by any party to the other. None

Reptron Amendment No. 7
Document No. 137296.02

                                  3

  of the terms or conditions of this Amendment Agreement may be changed, modified, waived or canceled orally or otherwise, except by writing, signed by all the parties hereto, specifying such change, modification, waiver or cancellation of such terms or conditions, or of any preceding or succeeding breach thereof.

   6. Full Force and Effect of Agreement. Except as hereby specifically amended, modified or supplemented, the Credit Agreement and all other Loan Documents are hereby confirmed and ratified in all respects and shall remain in full force and effect according to their respective terms.

   7. Counterparts. This Amendment Agreement may be executed in any number of counterparts, each of which shall be deemed an original as against any party whose signature appears thereon, and all of which shall together constitute one and the same instrument.

   8. GOVERNING LAW. THIS AMENDMENT AGREEMENT SHALL IN ALL RESPECTS BE GOVERNED BY THE LAW OF THE STATE OF FLORIDA, WITHOUT REGARD TO ANY OTHERWISE APPLICABLE PRINCIPLES OF CONFLICT OF LAWS. THE BORROWER HEREBY
(i) SUBMITS TO THE JURISDICTION AND VENUE OF THE STATE AND FEDERAL COURTS OF FLORIDA FOR THE PURPOSES OF RESOLVING DISPUTES HEREUNDER OR UNDER ANY OF THE OTHER LOAN DOCUMENTS TO WHICH IT IS A PARTY OR FOR PURPOSES OF COLLECTION AND (ii) WAIVES TRIAL BY JURY IN CONNECTION WITH ANY SUCH LITIGATION.

   9. Enforceability. Should any one or more of the provisions of this Amendment Agreement be determined to be illegal or unenforceable as to one or more of the parties hereto, all other provisions nevertheless shall remain effective and binding on the parties hereto.

   10. Credit Agreement. All references in any of the Loan Documents to the Credit Agreement shall mean and include the Credit Agreement as amended hereby.

   11. Successors and Assigns. This Amendment Agreement shall be binding upon and inure to the benefit of each of the Borrower, the Lenders, the Agent and their respective successors, assigns and legal representatives; provided, however, that the Borrower, without the prior consent of the Lenders, may not assign any rights, powers, duties or obligations hereunder.

           [remainder of this page left blank intentionally]

Reptron Amendment No. 7
Document No. 137296.02

                                        4

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment Agreement to be duly executed by their duly authorized officers, all as of the day and year first above written.

                                        BORROWER:

                                        REPTRON ELECTRONICS, INC.

                                        By: /s Paul Plante
                                           -----------------------
                                        Name: Paul J. Plante
                                             ---------------------
                                        Title: Chief Operating Officer
                                              ------------------------


                                        NATIONSBANK, NATIONAL ASSOCIATION,
                                        As Agent and a Lender

                                        By: /s/ Timothy M. O'Connor
                                           -------------------------------
                                        Name: Timothy M. O'Connor
                                             -----------------------------
                                        Title: Vice President
                                               ---------------------------


                                        PNC BANK, KENTUCKY, INC.

                                        By: /s/ Ralph M. Bowman
                                           -------------------------------
                                        Name: Ralph M. Bowman
                                             -----------------------------
                                        Title: Vice President
                                               ---------------------------


                                        THE SUMITOMO BANK, LIMITED

                                        By: /s/ Allen L. Harvell, Jr.
                                           -------------------------------
                                        Name: ALLEN L. HARVELL, JR.
                                             -----------------------------
                                        Title: VICE PRESIDENT & MGR
                                               ---------------------------


                                        By: /s/ M. Phillip Freeman
                                           -------------------------------
                                        Name: M. PHILLIP FREEMAN
                                             -----------------------------
                                        Title: VICE PRESIDENT
                                               ---------------------------


                                        BARNETT BANK, N.A.

                                        By: /s/ David A. Austin
                                           -------------------------------
                                        Name: DAVID A. AUSTIN
                                             -----------------------------
                                        Title: SENIOR VICE PRESIDENT
                                               ---------------------------

                           SUBSIDIARY GUARANTY

    THIS GUARANTY AND SURETYSHIP AGREEMENT, dated as of August 4, 1997 (the "Guaranty"), is made by LAKE MICHIGAN INVESTMENT, INC., a Nevada corporation, and LAKE HURON INVESTMENT CORP., a Florida corporation (collectively, the "Guarantor"), to the parties named in Section 1 hereof. Except as otherwise defined herein, terms used herein defined in the Revolving Credit and Reimbursement Agreement referred to below shall be used herein as so defined.

                                  WITHESSETH:

    WHEREAS, arrangements have been made (i) pursuant to an Amended and Restated Revolving Credit and Reimbursement Agreement dated June 29, 1995 (as the same may be amended, supplemented or modified, the "Credit Agreement") among Reptron Electronics, Inc. (the "Company") the Lenders party thereto and NationsBank National Association (successor by merger of NationsBank of Florida, National Association) as Agent for the Lenders (the "Agent") to extend and continue to make available to the Company a revolving credit facility in the aggregate principal amount of up to $55,000,000, including within such revolving credit facility the issuance of letters of credit for the account of the Company;

    WHEREAS, the Lenders are unwilling to continue to extend the revolving credit facility pursuant to the Credit Agreement unless the Guarantor executes and delivers this Guaranty; and

    WHEREAS, the Guarantor is a Subsidiary of the Company and has been or may be provided with advances from the Company or other working capital made available directly or indirectly by the Lender under the Credit Agreement, and has thereby materially benefitted or will materially benefit from the Loans made to the Borrowers pursuant to the Credit Agreement;

    NOW, THEREFORE, in consideration of the premises, the Guarantor hereby agrees as follows:

    1. Guaranty and Surety. The Guarantor does hereby absolutely and unconditionally for the benefit of the Agent and the Lenders under the Credit Agreement (collectively, the "Beneficiaries") guarantee and become surety for the full and timely payment when due (whether by acceleration or otherwise) (including amounts which, but for the operation of the automatic stay under Section 362 (a) of the Bankruptcy Code (or any successor statute), would become due) of:

        A. All Obligations as defined in the Credit Agreement; and

        B. all other indebtedness, obligations and liabilities of the Borrower under written financing arrangements stated by the Guarantor to be guaranteed hereby;

in each case whether direct or indirect, joint or several, absolute or contingent, liquidated or unliquidated, now or hereafter existing, extended, renewed, replaced, refinanced or restructured,

  whether or not from time to time decreased or extinguished and later increased, created or incurred (all indebtedness, obligations and liabilities of the Borrower described in this Section 1 are collectively referred to as the "Guarantied Obligations"); provided, however, that the liability of the Guarantor with respect to the Guarantied Obligations shall not exceed at any time the Maximum Amount (as hereinafter defined). The "Maximum Amount" means 95% of (a) the fair salable value of the assets of such Guarantor as of the date hereof minus (b) the total liabilities of the Guarantor (including contingent liabilities, but excluding liabilities of the Guarantor under this Guaranty and the other Loan Documents executed by the Guarantor) as of the date hereof; provided further, however, that if the calculation of the Maximum Amount in the manner provided above as of the date payment is required of the Guarantor pursuant to this Guaranty would result in a greater positive number, then the Maximum Amount shall be deemed to be such greater positive number.

    2. Guaranty Of Payment. This is a guaranty of payment and not merely of collection. In the event of any default by the original obligor in payment or otherwise on any of the Guarantied Obligations, the Guarantor will pay all or any portion of the Guarantied Obligations due or thereafter becoming due, whether by acceleration or otherwise, without offset of any kind whatsoever, without the Beneficiaries first being required to make demand upon the original obligor or pursue any of its rights against the original obligor, or against any other Person, including other guarantors (whether or not party to this Guaranty); and without being required to liquidate or to realize on any collateral security. In any right of action accruing to any Beneficiary, the Beneficiary may elect to proceed against (a) the Guarantor together with the original obligor or obligors; (b) the Guarantor and the original obligor or obligors individually; or (c) the Guarantor only without having first commenced any action against the original obligor or obligors.

    3. Right to Deal with Guarantied Obligations. Subject to the terms and conditions of the Credit Agreement, any Beneficiary, without notice to Guarantor, may deal with any Guarantied Obligations and any collateral security therefor in such manner as it may deem advisable and may renew or extend the Guarantied Obligations or any part thereof; accept partial payment, or settle, release, compound, or compromise the same; demand additional collateral security therefor, and substitute or release the same; and may compromise or settle with or release and discharge from liability any other guarantor of any Guarantied Obligation, or any other Person liable to the Lender for all or any portion of the obligations of any original obligor; all without impairing the liability of the Guarantor hereunder.

    4. Other Waivers. Guarantor hereby unconditionally waives with respect to this Guaranty: (a) notice of acceptance of this Guaranty by the Beneficiaries and any notice of the incurring by either or both of the Borrower of any Guarantied Obligation; (b) presentment for payment, protest, notice of protest and notice of dishonor to any party including either the Borrower or the Guarantor; (c) any disability of the original obligor or obligors or defense available to the original obligor or obligors, including absence or cessation of any original obligor's liability for any reason whatsoever; (d) any defense or circumstances which might otherwise constitute a legal or equitable discharge of a guarantor or surety; and (e) all rights under any state or federal statute dealing with or affecting the rights of creditors.


                                   2
      5. Subordination. Until the Guarantied Obligations are paid in full, the Letters of Credit (as defined the Credit Agreement) are terminated or expired and the Lenders are under no further obligation to lend or extend funds or credit which would constitute Guarantied Obligations, Guarantor hereby unconditionally subordinates all present and future debts, liabilities or obligations of each original obligor to such Guarantor to the Guarantied Obligations, and all amounts due under such debts, liabilities, or obligations shall, upon the occurrence and during the continuance of an Event of Default, be collected and paid over forthwith to the Agent on account of the Guarantied Obligations and, pending such payment, shall be held by the Guarantor as agent and bailee o1/2 :the Beneficiaries separate and apart from all other funds, property and accounts of the Guarantor. Guarantor, at the request of the Agent, shall execute such further documents in favor of the Beneficiaries to further evidence and support the purpose of this Section 5. Guarantor hereby irrevocably waives and releases any right or rights of subrogation or contribution existing at law, by contract or otherwise to recover all or any portion of any payment made hereunder from either of the Borrowers or any other guarantor.

6. Representations and Warranties. Guarantor represents and warrants to the Beneficiaries that:(a) no other agreement, representation or special condition exists between the Guarantor and any Beneficiary regarding the liability of the Guarantor under this Guaranty; nor does any understanding exist between the Guarantor and any Beneficiary that the obligations of the Guarantor under this Guaranty are or will be other than as set out herein; and (b) as of the date hereof, the Guarantor has no defense whatsoever to any action or proceeding that may be brought to enforce this Guaranty. Furthermore, the Guarantor affirms to the Beneficiaries that each of the representations and warranties contained in the Credit Agreement and made by the Borrower with respect to the Guarantor is true and correct.

    7. No Waiver by the Lender. No failure or delay on the part of any Beneficiary in exercising any right, power or privilege hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any right, power or privilege hereunder preclude any other or further exercise thereof, or the exercise of any other right, power or privilege. Failure by any Beneficiary to insist upon strict performance hereof shall not constitute a relinquishment of its right to demand strict performance at another time. Receipt by any Beneficiary of any payment by any person on any Guarantied Obligation, with knowledge of a default on any Guarantied Obligation or of a breach of this Guaranty, or both, shall not be construed as a waiver of the default or breach.

    8. CONTINUING GUARANTY; TERMINATION. THIS GUARANTY IS A CONTINUING GUARANTY AND SHALL CONTINUE IN FULL FORCE AND EFFECT UNTIL SUCH TIME AS ALL GUARANTIED OBLIGATIONS SHALL HAVE BEEN INDEFEASIBLY PAID IN FULL (OTHER THAN GUARANTIED OBLIGATIONS IN THE NATURE OF CONTINUING INDEMNITIES OR EXPENSE REIMBURSEMENT OBLIGATIONS NOT YET DUE AND PAYABLE), ALL LETTERS OF CREDIT SHALL HAVE EXPIRED OR BEEN TERMINATED AND THE LENDERS SHALL NOT BE UNDER ANY FURTHER OBLIGATION TO LEND OR TO ADVANCE FUNDS OR ISSUE LETTERS OF CREDIT FOR THE ACCOUNT OF THE BORROWER CONSTITUTING GUARANTIED OBLIGATIONS.
                                      3
     9. Benefits of Agreement. This Guaranty is freely assignable and transferable by the Beneficiaries to any permitted assignee and transferee of any Guarantied Obligation; however, the duties and obligations of the Guarantor may not be delegated or transferred by the Guarantor without the written consent of the Beneficiaries. The rights and privileges of the Beneficiaries shall inure to the benefit of their respective successors and assigns, and the duties and obligations of the Guarantors shall bind their respective successors and assigns.

    10. Expenses; Indemnity. The Guarantor will upon demand pay to each Beneficiary the amount of any and all reasonable expenses, including the reasonable fees and expenses of its counsel and of any experts and agents, which it may reasonably incur in connection with enforcement of this Guaranty or the failure by the Guarantor to perform or observe any of the provisions hereof. The Guarantor agrees to indemnify and hold harmless each Beneficiary from and against any and all claims, demands, losses, judgments and liabilities (including liabilities for penalties) of whatsoever kind or nature, growing out of or resulting from this Guaranty or the exercise by any Lender of any right or remedy granted to it hereunder or under the other Loan Documents, other than such items arising out of the bad faith, gross negligence or willful misconduct on the part of such Beneficiary. If and to the extent that the obligations of the Guarantor under this Section 10 are unenforceable for any reason, the Guarantor hereby agrees to make the maximum contribution to the payment and satisfaction of such obligations which is permissible under applicable law.

    11. Amendments, Waivers and Consents. No amendment or waiver of any provision of this Guaranty or consent to any departure by the Guarantor herefrom shall in any event be effective unless the same shall be in writing and signed as to the Obligations, by the Guarantor and Agent (which execution by Agent shall be evidence that Agent has received the consent thereto of the Lenders required to effect such amendment or waiver) and then such amendment, waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, that no such amendment, waiver or consent shall deprive any beneficiary of the benefits generally of this Guaranty without the written consent of such Beneficiary.

    12. Addresses for Notices. All notices and other communications provided for hereunder shall be in writing (including telecopy communication) and shall be sent and be effective as provided in Article MV of the Credit Agreement, except that the initial address for notices to the Guarantor (which address shall be subject to change in the manner as provided for changes of notice addresses in Article XIV of the Credit Agreement) shall be as stated on the signature page hereof.

    13. Interpretation; Partial Invalidity. Whenever possible each provision of this Guaranty shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Guaranty shall be prohibited by or invalid under such law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Guaranty.

    14. Miscellaneous; Remedies Cumulative. Unless the context of this Guaranty otherwise clearly requires, references to the plural include the singular, the singular the plural and the part the whole and "or" has the inclusive meaning represented by the phrase "and/or." The section headings used herein are for convenience of reference only and shall not define, limit or extend

                                       4
  the provisions of this Guaranty. All remedies hereunder are cumulative and are not exclusive of any other rights and remedies of the Beneficiaries provided by law or under the Credit Agreement, the other Loan Documents, or other applicable agreements or instruments. The making of the Loans to the Borrower and the issuance of the Direct Pay Letter of Credit pursuant to the Credit Agreement shall be presumed conclusively to have been made or extended, respectively, in reliance upon the obligations of the Guarantor incurred pursuant to this Guaranty.

    15. Governing Law. This Guaranty shall in all respects be governed by the law of the State of Florida. Guarantor hereby (i) submits to the jurisdiction and venue of the state and federal courts of Florida for the purposes of resolving disputes hereunder or under any of the other Loan Documents to which it is a party or for the purpose of collection and (ii) waives trial by jury in connection with any such litigation.

    16. Repayment or Recovery. If claim is ever made upon any Beneficiary for repayment or recovery of any amount or amounts received in payment or on account of any of the Guarantied Obligations and any Beneficiary repays all or part of said amount by reason of (a) any judgment, decree or order of any court or administrative body having jurisdiction over such payee or any of its property, or (b) any settlement or compromise of any such claim effected by any Beneficiary with any such claimant (including the original obligor), then and in such event the Guarantor agrees that any such judgment, decree, order, settlement or compromise shall be binding upon it, notwithstanding any revocation hereof or the cancellation of any Note or other instrument evidencing any Guarantied Obligation or any security therefor, and the Guarantor shall be and remain liable to the Beneficiary for the amount so repaid or recovered to the same extent as if such amount had never originally been received by any Beneficiary.

    17. Set-Off. In addition to any rights now or hereafter granted under applicable law and not by way of limitation of any such rights, upon the occurrence and during the continuance of an Event of Default (as defined in the Credit Agreement), Guarantor agrees that the Beneficiaries shall have a lien for all the liabilities of the Guarantor upon all deposits or deposit accounts, of any kind, or any interest in any deposits or deposit accounts thereof, now or hereafter pledged, mortgaged, transferred or assigned to any Beneficiary or otherwise in the possession or control of any Beneficiary (other than for safekeeping) for any purpose for the account or benefit of the Guarantor and including any balance of any deposit account or of any credit of the Guarantor with any Beneficiary, whether now existing or hereafter established, hereby authorizing any Beneficiary at any time or times with or without prior notice to apply such balances or any part thereof to such of the liabilities of the Guarantor to any Beneficiary then past due and in such amounts as they may elect, and whether or not the collateral or the responsibility of other Persons primarily, secondarily or otherwise liable may be deemed adequate. For the purposes of this Section 17, all remittances and property shall be deemed to be in the possession of a Beneficiary as soon as the same may be put in transit to it by mail or carrier or by other bailee.

    18. References to Credit Agreement Definitions. In the event that the Credit Agreement shall no longer be in effect at any time while this Guaranty shall continue in effect or there shall otherwise continue to remain outstanding Guarantied Obligations, all references to the Credit Agreement, including terms defined by reference to their respective definitions contained in

                                      5
  the Credit Agreement, shall be deemed to refer to the Credit Agreement as in effect as of the date hereof, with such amendments thereto to which the Agent shall have given express consent in accordance with the Loan Documents.

IN WITNESS WHEREOF, the Guarantor has caused this Guaranty to be duly executed and delivered by its officers hereunto duly authorized as of the date first above written.

WITNESS:                               LAKE MICHIGAN INVESTMENT, INC.
/s/ Sandra Logan
--------------------------             By:  /s/ Greg J. Gross
/s/ Judith Davidson                    Name:  Greg J. Gross
--------------------------             Title:  President

                                       Address:    14401 McCormick Drive
                                                   Tampa, FL 33626
                                       Attention: Greg J. Gross
                                       Telephone No.: (813) 891-4033
                                       Telefacsimile No.: (813) 855-7580

WITNESS:                               LAKE HURON INVESTMENT CORP.
/s/ Sandra Logan
--------------------------             By:  /s/ Greg J. Gross
/s/ Judith Davidson                    Name:  Greg J. Gross
--------------------------             Title:  President

                                       Address:    14401 McCormick Drive
                                                   Tampa, FL 33626
                                       Attention: Greg J. Gross
                                       Telephone No.: (813) 891-4033
                                       Telefacsimile No.: (813) 855-7580

                            SECRETARY'S CERTIFICATE
                                        of
                           LAKE HURON INVESTMENT CORP.

Re: Revolving Credit and Reimbursement Agreement by and between Reptron Electronics, Inc., as Borrower, and NationsBank, NA., as Agent (the "Credit Agreement")

   I, Greg J. Gross, Secretary of Lake Huron Investment Corp., a corporation duly organized and existing under the laws of the State of Florida (the "Company"), DO HEREBY CERTIFY THAT:

   1. Attached to this Certificate as Exhibit A is a true, complete and correct copy of the Articles of Incorporation of the Company as presently in effect.

   2. Attached to this Certificate as Exhibit B is a true, complete and correct copy of the By-laws of the Company, which have been and remain in full force and effect at all times since July 10, 1997 to and including the date hereof.

   3. Attached to this Certificate as Exhibit C is a true, correct and complete copy of certain resolutions duly adopted by the Board of Directors of the Company adopted by unanimous written consent of all directors, which constitute all the resolutions of the Board of Directors of the Company relating to the transactions contemplated by the Credit Agreement including without limitation the execution, delivery and performance of the Guaranty Agreement. Such resolutions have not been amended, modified or rescinded and remain in full force and effect as of the date hereof.

   4. Set forth below are the names and the respective offices and true specimens of the signatures of the duly elected, qualified and acting officers of the Company authorized to execute and deliver on behalf of the Company all Loan Documents to which the Company is party, and all other documents necessary or appropriate to consummate the transactions contemplated therein:

     Name                   Office                         Signature
    -----                  -------                        ----------
Greg J. Gross              President                     /s/ Greg J. Gross
Greg J. Gross              Secretary                     /s/ Greg J. Gross
Greg J. Gross              Treasurer                     /s/ Greg J. Gross


   5. The representations and warranties made by the Company in the Guaranty Agreement are true on and as of the date hereof.

   All capitalized terms used herein, unless otherwise defined herein, shall have the meanings therefor set forth in the Credit Agreement.

  1997.

IN WITNESS WHEREOF, I have hereunto set my hand this 4th day of August, 1997.

                                            /s/ Greg J. Gross
                                            -----------------
                                            Greg J. Gross, Secretary



                            SECRETARY'S CERTIFICATE
                                        of
                           LAKE MICHIGAN INVESTMENT, INC.

Re: Revolving Credit and Reimbursement Agreement by and between Reptron Electronics, Inc., as Borrower, and NationsBank, NA., as Agent (the "Credit Agreement")

   I, Greg J. Gross, Secretary of Lake Michigan Investment, Inc., a corporation duly organized and existing under the laws of the State of Nevada (the "Company"), DO HEREBY CERTIFY THAT:

   1. Attached to this Certificate as Exhibit A is a true, complete and correct copy of the Articles of Incorporation of the Company as presently in effect.

   2. Attached to this Certificate as Exhibit B is a true, complete and correct copy of the By-laws of the Company, which have been and remain in full force and effect at all times since July 26, 1997 to and including the date hereof.

   3. Attached to this Certificate as Exhibit C is a true, correct and complete copy of certain resolutions duly adopted by the Board of Directors of the Company adopted by unanimous written consent of all directors, which constitute all the resolutions of the Board of Directors of the Company relating to the transactions contemplated by the Credit Agreement including without limitation the execution, delivery and performance of the Guaranty Agreement. Such resolutions have not been amended, modified or rescinded and remain in full force and effect as of the date hereof.

   4. Set forth below are the names and the respective offices and true specimens of the signatures of the duly elected, qualified and acting officers of the Company authorized to execute and deliver on behalf of the Company all Loan Documents to which the Company is party, and all other documents necessary or appropriate to consummate the transactions contemplated therein:

  Name                   Office                         Signature
  -----                  -------                        ----------
Greg J. Gross           President                     /s/ Greg J. Gross
Greg J. Gross           Secretary                     /s/ Greg J. Gross
Greg J. Gross           Treasurer                     /s/ Greg J. Gross


   5. The representations and warranties made by the Company in the Guaranty Agreement are true on and as of the date hereof.

   All capitalized terms used herein, unless otherwise defined herein, shall have the meanings therefor set forth in the Credit Agreement.

  1997.

IN WITNESS WHEREOF, I have hereunto set my hand this 4th day of August, 1997.

                                            /s/ Greg J. Gross
                                            -----------------
                                            Greg J. Gross, Secretary












                         EXHIBIT 10.5











                    AMENDMENT AGREEMENT NO. 8
                   TO THE AMENDED AND RESTATED
              REVOLVING CREDIT AND REIMBURSEMENT AGREEMENT

    THIS AMENDMENT AGREEMENT NO. ~ TO THE AMENDED AND RESTATED REVOLVING CREDIT AND REIMBURSEMENT AGREEMENT (the "Amendment Agreement") is made and entered into as of this 12th day of August, 1997 among REPTRON ELECTRONICS, INC., a Florida corporation having its principal place of business in Tampa, Florida (the "Borrower"), NATION8BANR, NATIONAL A880CIATION (successor by merger of NationsBank, National Association (South)), a national banking association in its capacity as agent (the "Agent") for each of the lenders (the "Lenders") now or hereafter party to the Credit Agreement (defined below), and each of the undersigned Lenders. Unless the context otherwise requires, all terms used herein without definition shall have the respective definitions provided therefor in the Credit Agreement.

                      W I T N E S S E T H:

    WHEREAS, the Borrower, the Agent and the Lenders have entered into that certain Amended and Restated Revolving Credit and Reimbursement Agreement dated June 29, 1995 whereby the Lenders have made available to the Borrower
(i) a $55,000,000 revolving credit facility, which includes a letter of credit facility of up to $500,000 and (ii) a $9,942,917 (as reduced from time to time in accordance with the terms thereof) direct pay letter of credit facility (together with the exhibits and schedules attached thereto, as the same has been amended by Amendment Agreement No. 1 dated as of December 15, 1995, Amendment Agreement No. 2 dated as of March 15, 1996, Amendment Agreement No. 3 dated as of September 24, 1996, Amendment Agreement No. 4 dated as of January 31, 1997, Amendment Agreement No. 5 and Waiver dated as of April 28, 1997, Amendment Agreement No. 6 dated April 30, 1997 and Amendment Agreement No. 7 dated June 30, 1997 (hereinafter referred to as the "Credit Agreement"); and

    WHEREAS, the Borrower, the Agent and Lenders have agreed to further amend the Credit Agreement in the manner set forth herein;

    NOW, THEREFORE, in consideration of the premises and conditions herein set forth, it is hereby agreed as follows:

1. Credit Agreement Amendment. Subject to the conditions hereof, the Credit Agreement is hereby amended, effective as of the date hereof, as follows:

      (a) The definition of "Applicable Margin" in Section 1.1 is hereby amended in its entirety so that as amended it shall read as follows:


     "'Applicable Margin' means that percent per annum set forth below in the case of each Eurodollar Loan, and with respect to the Unused Fee, which percent shall be the Applicable Margin effective beginning on the first Business Day next following receipt by the Agent of a Compliance Certificate pursuant to Section 10.6 hereof setting forth the ratio of Consolidated Senior Indebtedness to Consolidated Total Capital, such Applicable Margin to be that set forth opposite the ratios described below; provided, however, that the Applicable Margin for the period beginning on the date the Borrower shall receive the net proceeds from the sale of the Convertible Notes and have paid in full the then outstanding Loans through, but not including, the first Business Day next following receipt by the Agent of a Compliance Certificate pursuant to Section 10.6 hereof for the Fiscal Quarter ending September 30, 1997 shall be equal to:

       Ratio of Consolidated                      Applicable Margin
        Senior Indebtedness
           to Consolidated                  Eurodollar            Unused
           Total Capital                      Loan                  Fee
        --------------------                ----------            -------

         (a) Equal to or less
             than .30 to 1.00                  3/4%                   1/4%

         (b) Greater than .30 to
             1.00                               1%                    3/8%"

      (b) Section 1.1 is hereby amended in order to add thereto a new definition "Consolidated Senior Indebtedness" immediately following the definition "Consolidated Net Income" which shall read as follows:

        "'Consolidated Senior Indebtedness' means Consolidated Indebtedness minus the outstanding principal amount of Convertible Notes."

      (c) Section 1.1 is hereby amended in order to add thereto a new definition "Convertible Notes" immediately following the definition "Contractors" which shall read as follows:

        "'Convertible Notes' means the Convertible Subordinated Notes due 2004 of the Borrower in an aggregate principal amount of $115,000,000."

      (d) The definition of "Total Revolving Credit Commitment" in Section
1.1 is hereby amended in its entirety so that as amended it shall read as follows:

         "'Total Revolving Credit Commitment' means an amount equal to $15,000,000, as reduced from time to time in accordance with Section
    2.7 hereof."

      (e) Section 10.4 is hereby amended in its entirety so that as amended it shall read as follows:

        "10.4 Borrowing Base Certificate. When and if the Revolving Credit Debit Balance is greater than $1.00, upon request of the Agent, within 15 days after the last day of each accounting month, a Borrowing Base Certificate to which there shall be attached a Schedule of Receivables and Schedule of Inventory."

      (f) Section ll.l(b) is hereby amended by deleting the figure ".65" appearing therein and inserting in lieu thereof the figure ".75".

      (g) Clause (iv) of Section 11.2 is hereby amended in its entirety so that as amended it shall read as follows:

        "(iv) Indebtedness evidenced by the Convertible Notes; and"

      (h) Exhibit B to the Credit Agreement shall be deleted in its entirety and replaced by Exhibit B attached hereto.

      (i) Notwithstanding any provision of Article II or Article III to the contrary, until the Agent shall have required the Borrower to deliver to the Agent and Lenders pursuant to Section 10.4 a Borrowing Base Certificate, the limitations on Loans and Outstanding Commercial Letters of Credit to an amount not exceeding the Borrowing Base shall not apply.

    2. Consent. Each of Reptron Electronics of PA, Inc., Lake Michigan Investment, Inc. and Lake Huron Investment Corp., guarantors of the Obligations, hereby consent to the amendments to the Agreement contained in this Amendment Agreement.

    3. Representations and Warranties. In order to induce the Agent and the Lenders to enter into this Amendment Agreement, the Borrower hereby represents and warrants that the Credit Agreement has been re-examined by the Borrower and that except as disclosed by the Borrower in writing to the Lenders as of the date hereof:

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

    4. Conditions Precedent. The effectiveness of this Amendment Agreement is subject to the following conditions:

      (i) receipt by the Agent of six counterparts of this Amendment Agreement duly executed by all signatories hereto;

      (ii) payment in full of all outstanding Indebtedness evidenced by the Notes and cancellation of the Additional Notes;

      (iii) receipt by the Agent of resolutions of the Board of Directors or other governing body of the Borrower approving this Amendment Agreement certified by the Secretary of the Borrower; and

      (iv) receipt by the Agent of copies of all additional agreements, instruments and documents which the Agent may reasonably request, such documents, when appropriate, to be certified by appropriate governmental authorities.

All proceedings of the Borrower relating to the matters provided for herein shall be satisfactory to the Lenders, the Agent and their counsel.

    5. Entire Agreement. This Amendment Agreement sets forth the entire understanding and agreement of the parties hereto in relation to the subject matter hereof and supersedes any prior negotiations and agreements among the parties relative to such subject matter. No promise, condition, representation or warranty, express or implied, not herein set forth shall bind any party hereto, and no one of them has relied on any such promise, condition, representation or warranty. Each of the parties hereto acknowledges that, except as in this Amendment Agreement otherwise expressly stated, no representations, warranties or commitments, express or implied, have been made by any party to the other. None of the terms or conditions of this Amendment Agreement may be changed, modified, waived or canceled orally or otherwise, except by writing, signed by all the parties hereto, specifying such change, modification, waiver or cancellation of such terms or conditions, or of any preceding or succeeding breach thereof.

    6. Full Force and Effect of Agreement. Except as hereby specifically amended, modified or supplemented, the Credit Agreement and all other Loan Documents are hereby confirmed and ratified in all respects and shall remain in full force and effect according to their respective terms.

    7. Counterparts. This Amendment Agreement may be executed in any number of counterparts, each of which shall be deemed an original as against any party whose signature appears thereon, and all of which shall together constitute one and the same instrument.

    8. GOVERNING LAW. THIS AMENDMENT AGREEMENT SHALL IN ALL RESPECTS BE GOVERNED BY THE LAW OF THE STATE OF FLORIDA, WITHOUT REGARD TO ANY OTHERWISE APPLICABLE PRINCIPLES OF CONFLICT OF LAWS. THE BORROWER HEREBY
(i) SUBMITS TO THE JURISDICTION AND VENUE OF THE STATE AND FEDERAL COURTS OF FLORIDA FOR THE PURPOSES OF RESOLVING DISPUTES HEREUNDER OR UNDER ANY OF THE OTHER LOAN DOCUMENTS TO WHICH IT IS A PARTY OR FOR PURPOSES OF COLLECTION AND (ii) WAIVES TRIAL BY JURY IN CONNECTION WITH ANY SUCH LITIGATION.

    9. Enforceability. Should any one or more of the provisions of this Amendment Agreement be determined to be illegal or unenforceable as to one or more of the parties hereto, all other provisions nevertheless shall remain effective and binding on the parties hereto.

    10. Credit Agreement. All references in any of the Loan Documents to the Credit Agreement shall mean and include the Credit Agreement as amended hereby.

    11. Successors and Assigns. This Amendment Agreement shall be binding upon and inure to the benefit of each of the Borrower, the Lenders, the Agent and their respective successors, assigns and legal representatives; provided, however, that the Borrower, without the prior consent of the Lenders, may not assign any rights, powers, duties or obligations hereunder.

         [remainder of this page left blank intentionally]

    IN WITNESS WHEREOF, the parties hereto have caused this Amendment Agreement to be duly executed by their duly authorized officers, all as of the day and year first above written.

                                          BORROWER:

                                          REPTRON ELECTRONICS, INC.

                                          By: /s/ Paul J. Plante
                                             -------------------------
                                          Name: Paul J. Plante
                                          Chief Operating Officer

                                          Guarantors:

                                          REPTRON ELECTRONICS OF PA, INC.

                                          By: /s/ Paul J. Plante
                                             -------------------------
                                          Name: Paul J. Plante
                                          Chief Operating Officer


                                          LAKE MICHIGAN INVESTMENT, INC.

                                          By: /s/ Greg J. Gross
                                             -------------------------
                                          Name: Greg J. Gross
                                          President

                                          LAKE HURON INVESTMENT CORP.

                                          By: /s/ Greg J. Gross
                                             -------------------------
                                          Name: Greg J. Gross
                                          President

                                          NATIONSBANK, NATIONAL ASSOCIATION
                                          As Agent and a Lender

                                          By: /s/
                                             -------------------------
                                          Name:
                                          Title:

                                          PNC BANK, KENTUCKY, INC.

                                          By: /s/
                                             -------------------------
                                          Name:
                                          Title:

                                          BARNETT BANK, N.A.

                                          By: /s/
                                             -------------------------
                                          Name:
                                          Title:

                                          THE SUMITOMO BANK, LIMITED

                                          By: /s/
                                             -------------------------
                                          Name:
                                          Title:

                               EXHIBIT B

                   Applicable Commitment Percentages

                                             Revolving        Applicable
                                               Credit         Commitment
         Lender                              Commitment       Percentage
        --------                           ------------       ----------
NATIONSBANK, NATIONAL ASSOCIATION        $ 3,750,000.00           25%

PNC BANK, KENTUCKY, INC.                 $ 3,750,000.00           25%

THE SUMITOMO BANK, LIMITED               $ 3,750,000.00           25%

BARNETT BANK, N.A.                       $ 3,750,000.00           25%
                                          -------------          ---
TOTAL                                    $15,000,000.00          100%








                                EXHIBIT 10.6










                               LOAN AGREEMENT

                          dated as of April 28, 1997

                                  between


                          REPTRON ELECTRONICS, INC.



                                    and



                             BARNETT BANK, N.A.

                               TABLE OF CONTENTS
                             -----------------

                                                                  Page
                                                                  ----

                               ARTICLE 1

                              Definitions

1.1  Background....................................................2
1.2  Definitions...................................................2
1.3  Other Definitional Provisions.................................5

                               ARTICLE 2

                                The Loan

2.3  The Loan/Purchase of the Note and the Loan Documents..........5
2.2  Note..........................................................5
2.3  Term..........................................................5
2.4  Manner of Payment.............................................5
2.5  Swap Agreement................................................5
2.6  Incorporation of Covenants....................................5

                              ARTICLE 3

                     Representations and Warranties

3.1  Corporate Status..............................................6
3.2  Power and Authority...........................................6
3.3  No Leins......................................................6
3.4  Liabilities...................................................7
3.5  Litigation....................................................7
3.6  Tax Returns...................................................7
3.7  Contract or Restriction Affecting the Borrower................7
3.8  Governmental Approval.........................................7
3.9  Environmental Laws............................................7
3.10 Priority of Lien on Personalty................................7
3.11 Condition of the Mortgaged Property...........................7
3.12 Zoning........................................................8
3.13 Mechanics' Liens..............................................8
3.14 Regulation U..................................................8
3.15 Credit Agreement..............................................8
3.16 No Untrue Statements..........................................8

                              ARTICLE 4

                       Affirmative Coventants

4.1  Payment of Obligations........................................9
4.2  Maintenance of Existence......................................9
4.3  Inspection of Property, Books and Records.....................9
4.4  Licenses and Permits, Etc.....................................9
4.5  Advice Regarding Changes......................................9
4.6  Advice Regarding Litigation...................................9
4.7  Further Assurances............................................9
4.8  Observe All Laws..............................................9
4.9  Fire and Extended Coverage Insurance..........................9
4.10 Public Liability Insurance...................................10
4.11 Worker's Compensation Insurance..............................10
4.12 Flood Insurance..............................................11
4.13 Payment of Impositions.......................................11
4.14 Performance of Credit Agreement..............................11

                              ARTICLE 5

                          Negative Covenants

                              ARTICLE 6

                          Conditions Precedent

6.1  Closing......................................................11
6.2  Conditions Precedent to Closing..............................12

                              ARTICLE 7

                               Default

7.1  Events of Default............................................12
7.2  Remedies.....................................................14

                              ARTICLE 8

                             Miscellaneous

8.1  Waiver of Default............................................15
8.2  Amendments and Waivers.......................................15
8.3  Notices......................................................16
8.4  No Waiver, Cumulative Remedies...............................16
8.5  Survival of Representations, Warranties and Covenants........16
8.6  Liens, Set Off by Bank.......................................16
8.7  No Third Party Beneficiaries.................................17
8.8  Florida Law..................................................17
8.9  Paragraph Headings...........................................17
8.10 Gender, Etc..................................................17
8.11 Severability.................................................17
8.12 Reimbursement of Expenses....................................17
8.13 Stamp or Other Taxes.........................................17
8.14 Participation Rights.........................................18
8.15 Further Assurances...........................................18
8.16 Execution in Counterparts....................................18
8.17 Jurisdiction and Process.....................................18
8.18 Waiver of Jury Trial.........................................18


                               EXHIBITS


Exhibit "A"              Legal Description of the Land
Exhibit "B"              Company General Certificate













                             LOAN AGREEMENT

  This Loan Agreement is made and entered into as of this 28th day of April, 1997, by and between REPTRON ELECTRONICS, INC., a Florida corporation (the "Borrower"), and BARRETT N.A., a national banking association (the "Bank").

                                BACKGROUND
                                ----------
  a. The Borrower, NationsBank, National Association (South), as Agent (the "Agent") and various lenders from time to time party thereto (the
"Lenders") have entered into a certain Amended and Restated Revolving Credit and Reimbursement Agreement dated June 29, 1995 (as amended to date, the "Credit Agreement").

  b. The Borrower is or will become obligated to pay certain letter of credit reimbursement obligations (the "Direct Pay Obligations") to the Agent, in its capacity as "Fronting Bank" under the Credit Agreement (the Agent, when acting in such capacity, is hereinafter referred to as the "Fronting Bank').

  c. The Direct Pay Obligations are represented by a certain Direct Pay Obligations Renewal and Replacement Promissory Note in the original principal amount of Eight Million Eight Hundred Thousand Dollars
($8,800,000.00) executed by the Borrower in favor of the Fronting Bank (the "Note") and secured by various security documents.

  d. The Borrower has requested that the Bank make a loan (the "Loan") in the principal amount of Eight Million Eight Hundred Thousand Dollars ($8,800,000.00), the proceeds of which will be used by the Bank to acquire the Note and the documents securing the Note from the Fronting Bank and that the Bank shall thereafter hold the Note and the security documents as evidence of and security for the Loan.

  e. The Bank has agreed to make the Loan on the terms and subject to the conditions set forth herein and in the other Loan Documents (as hereinafter defined).

    NOW, THEREFORE, in consideration of the premises, the mutual covenants and agreements contained herein, and other good and valuable consideration in hand paid by the parties hereto, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:


                           OPERATIVE PROVISIONS
                           --------------------

                                 ARTICLE 1

                                Definitions
                                -----------

  1.1 Background. The Borrower and the Bank acknowledge and agree that the recitals set forth above (the "Background") are true and correct, and the Background and the instruments referred to therein are incorporated and made a part of this Agreement.

  1.2 Definitions. As used in this Agreement, the following terms shall have the meanings set forth below:

      1.2.1 "Agent" is defined in the Preamble.

      1.2.2 "Agreement" shall mean this Loan Agreement, as the same may be amended, supplemented or modified, in writing, from time to time.

      1.2.3 "Amendment Agreement No. 5" shall mean that certain Amendment Agreement No. 5 and Waiver to the Amended and Restated Revolving Credit and Reimbursement Agreement executed of even date herewith by and between the Borrower, the Agent and the Lenders.

      1.2.4 "Assignment of Mortgage" shall mean that certain Assignment of Mortgage and Other Loan Documents executed or to be executed by the Agent, on behalf of the Lenders, assigning the Mortgage and the other Loan Documents to the Bank.

      1.2.5 "Business Day" shall mean any day other than a Saturday, Sunday or other day on which commercial banks in Jacksonville, Florida are closed for business.

      1.2.6 "Closing" is defined in Section 6.1.

      1.2.7 "Credit Agreement" is defined in the Preamble. In the event that the Credit Agreement is amended or is amended and restated, the term Credit Agreement shall be deemed to refer to the Credit Agreement as so amended or as so amended and restated.

      1.2.8 "Default" or "Event of Default" shall mean any of the events specified in Section 8.1, whether or not any requirement for the giving of notice, the lapse of time, or both, has been satisfied.

      1.2.9 "Direct Pay Obligations" are defined in the Preamble.

      1.2.10 "Fuji Insertion Lines" shall mean that certain automatic insertion line equipment manufactured by Fuji America Corporation, comprising two (2) such insertion lines, which

                                  2.

 is located in the Improvements and with respect to which the Bank has a security interest as a portion of the security for the Loan.

      1.2.11 "GAAP" shall mean generally accepted accounting principles in effect at the time of any determination thereof, consistently applied.

      1.2.12 "Governmental Authority" shall mean any municipal, county, state or federal governmental authority or other governmental authority (domestic or foreign) having or claiming jurisdiction over the Land, the Improvements, the Bank or the Borrower.

      1.2.13 "Impositions" shall mean all (i) real estate and personal property taxes and other taxes and assessments, water and sewer rates and charges and all other governmental charges and any interest or costs or penalties with respect thereto, and charges for any easement or agreement maintained for the benefit of the Mortgaged Property, general and special, ordinary and extraordinary, foreseen and unforeseen, of any kind and nature whatsoever which at any time prior to or after the execution of this Agreement may be assessed, levied or imposed upon the Mortgaged Property or the rent or income received therefrom, or any use or occupancy thereof, and
(ii) other taxes, assessments, fees and governmental charges levied, imposed or assessed upon or against the Borrower or any of its properties.

      1.2.14 "Improvements" shall mean all improvements and amenities now existing or hereafter erected upon the Land.

      1.2.15 "Land" shall mean the real property more particularly described in Exhibit "A" attached hereto and made a part hereof.

      1.2.16 "LIBO Rate" shall have the meaning ascribed to such term in the Note.

      1.2.17 "LIBO Rate Advances" shall mean Advances of portions of the Loan which bear interest at the LIBO Rate.

      1.2.18 "Loan" is defined in the Preamble.

      1.2.19 "Loan Documents" shall mean, collectively, this Agreement, the Note, the Mortgage, and any other agreements, documents or instruments relating to the Loan, whether executed prior to, at or after the Closing hereof, as the same may be amended, supplemented or modified, in writing, from time to time; and "Loan Document" shall mean any one of the foregoing.

      1.2.20 "Maturity Date" shall mean the earlier of (i) April 28, 2004, or (ii) such date as the Bank may establish in any notice of acceleration sent pursuant to Section 7.2, below.

      1.2.21 "Mortgage" shall mean that certain Mortgage and Security Agreement dated as of March 1, 1995, executed by the Borrower in favor of the Agent, and recorded in Official Records Book 7687, Page 1857, Public Records of Hillsborough County, Florida, as amended (i) by

                                  3.

  Amendment to Mortgage and Security Agreement dated as of April 28, 1995, and recorded in Official Records Book 7787, Page 1120, and re-recorded in Official Records Book 7803, Page 1996, Public Records of Hillsborough County, Florida, (ii) Second Amendment to Mortgage and Security Agreement dated as of August 24, 1995, and recorded in Official Records Book 7884, Page 1109, Public Records of Hillsborough County, Florida, and (iii) Third Amendment to Mortgage and Security dated of even date herewith and recorded or to be recorded in the Public Records of Hillsborough County, Florida.

      1.2.22 "Mortgaged Property'' shall mean the Land, the Improvements, all fixtures related thereto and all other property of any kind or nature, whether real, personal or mixed, described in the Mortgage as being encumbered thereby.

      1.2.23 "Note" is defined in the Preamble.

      1.2.24 "Participant" shall mean a Person to whom the Bank has sold a participating interest in the Loan, or some portion thereof, as permitted under Section 8.14.

      1.2.25 "Person" shall mean an individual, partnership, corporation, business trust, joint stock company, trust, unincorporated association, joint venture or any other entity or a government or any agency or political subdivision thereof.

      1.2.26 "Prime Based Rate" shall have the meaning ascribed to such term in the Note.

      1.2.27 "Prime Rate" shall mean the rate of interest announced by Barnett Banks, Inc. (the parent of the Bank), from time to time as its prime rate.

      1.2.28 "Prime Rate Advances" shall mean Advances of portions of the Loan which bear interest at the Prime Based Rate.

      1.2.29 "Swap Agreement" shall mean that certain ISDA Master Agreement, and the schedules, confirmations and addenda relating thereto, to be entered into between the Borrower and the Bank pursuant to the requirements of Section 2.5, below, pursuant to which the Borrower will agree to pay to the Bank a fixed rate of interest on a notational principal amount equal to the outstanding principal balance of the Loan and the Bank will agree to pay to the Borrower a floating rate of interest, based upon the 30-day (one month) LIBO Rate on a notational principal amount equal to the outstanding principal balance of the Loan.

      1.2.30 "Third Amendment to Mortgage" shall mean that certain Third Amendment to Mortgage and Security executed by and between the Borrower and the Agent, on behalf of the Lenders, dated of even date herewith and recorded or to be recorded in the Public Records of Hillsborough County, Florida.

                                     4.

       1.3 Other Definitional Provisions. All terms defined in or incorporated into this Agreement shall have the same defined meanings when used in the other Loan Documents or any certificate or other instrument made or delivered pursuant hereto unless the context otherwise requires. Any accounting term used but not defined herein shall have the meaning given to it under GAAP.

                                  ARTICLE 2

                                  The Loan
                                 ----------

      2.1 The Loan/Purchase of the Note and the Loan Documents. Upon the terms and subject to the conditions set forth in this Agreement, to advance the proceeds of the Loan to the Fronting Bank to the extent required, to
(i) acquire the Note by endorsement, without recourse, and (ii) obtain an assignment of the Mortgage and all other documents securing the payment of the Note from the Fronting Bank to the Bank. In the event the full amount required to be paid to the Fronting Bank to purchase the note exceeds the principal amount of the Loan remaining after the payment of costs related to the Loan and the purchase of the Note, the Borrower shall pay the amount of such excess from its own funds at the Closing.

      2.2 Note. Upon acquisition of the Note by the Bank, the Loan shall be evidenced by the Note. The payment and performance by the Borrower of the Note and this Agreement shall be secured by the Mortgage and the other Loan Documents.

      2.3 Term. The term of the Loan shall be for a period beginning with the date hereof and ending on the Maturity Date.

      2.4 Manner of Payment. All payments due to the Bank hereunder shall be made to the Bank at the Bank's office at 101 E. Kennedy Boulevard, Tampa, Florida 33602 not later than 12:00 Noon, local time, on the due date thereof, in funds immediately available to the Bank without any deduction whatsoever, including but not limited to any deduction for any set-off, recoupment, counterclaim or taxes. Whenever any payment to the Bank hereunder shall be due on a day which is not a Business Day, the date of payment thereof shall be extended to the next succeeding Business Day and interest shall be payable at the then applicable rate during such extension.

      2.5 Swap Agreement. On or before May 31, 1997, the Borrower shall enter into the Swap Agreement with the Bank. From and after the date upon which the Swap Agreement is entered, the interest rate payable by the Borrower with respect to the Loan shall be reduced as provided in the Note.

      2.6 Incorporation of Covenants. By this reference, the affirmative covenants set forth in Article IX of the Credit Agreement, the information covenants set forth in Article X of the Credit Agreement and the negative covenants set forth in Article XI of the Credit Agreement, as the same exist as of the date hereof, are hereby incorporated into this Agreement as if fully set forth herein.

                                     5.

In the event that any provisions of Article IX, Article X and Article XI of the Credit Agreement are hereafter amended by the parties to the Credit Agreement, then such provisions, as amended, shall be deemed incorporated herein unless the Bank gives written notice to the Borrower that the Bank does not approve such amendment and elects to have such provision, without the effect of such amendment, remain in force for purposes of this Agreement. To the maximum extent possible, the terms of this Agreement and such incorporated terms of the Credit Agreement shall be construed to be supplementary to and not in conflict with each, but, in the event of any conflict between the incorporated covenants of the Credit Agreement and the terms of this Agreement, the incorporated covenants of the Credit Agreement shall control.

                               ARTICLE 3

                    Representations and Warranties
                    ------------------------------

    In order to induce the Bank to enter into this Agreement and to make the Loan, the Borrower represents and warrants to the Bank (which representations and warranties shall survive the delivery of the Note and the funding of the Loan proceeds) that:

    3.1 Corporate Status. The Borrower is a corporation duly organized, validly existing and in good standing under the laws of the State of Florida, has the corporate power and legal authority to own its property and carry on its business as now being conducted and is duly qualified to do business in every jurisdiction where qualification is necessary.

    3.2 Power and Authority. The Borrower is duly authorized under all applicable provisions of law to execute, deliver and perform pursuant to this Agreement and the other Loan Documents, and all actions on the part of the Borrower required for the lawful execution, delivery and performance of this Agreement and the other Loan Documents have been duly taken. Each of this Agreement and the other Loan Documents, upon the due execution and delivery thereof, will be the valid and enforceable instrument, obligation or agreement of the Borrower in accordance with their respective terms, except as limited by bankruptcy, insolvency or similar laws affecting the enforcement of creditors' rights generally. To the best of the Borrower's knowledge, neither the execution and delivery of this Agreement or the other Loan Documents, nor the fulfillment of or compliance with their provisions and terms, will conflict with, or result in a breach of the terms, conditions or provisions of, or constitute a violation of or default under any applicable law, regulation, order, writ, or decree, or any agreement or instrument to which the Borrower is now a party, or create any security interest, chattel mortgage, lien or other encumbrance upon any of the property or assets of the Borrower pursuant to the terms of any agreement or instrument to which the Borrower is a party or by which it is bound, except those in favor of the Bank expressly created by the Loan Documents.

    3.3 No Liens. There are no judgment or other liens, encumbrances, or other security interests outstanding against the Mortgaged Property or the Fuji Insertion Line.

                                       6.


    3.4 Liabilities. The Borrower has not incurred any debts, liabilities, or obligations other than those disclosed on the financial statements and/or the notes thereto submitted to the Bank by the Borrower or those incurred in the ordinary course of business subsequent to the date of the financial statements.

    3.5 Litigation. There are no investigations, actions, suits or proceedings by any federal, state or local government body, agency or authority, or any political subdivisions thereof, or by any Person, pending, or to the knowledge of the Borrower, threatened against the Borrower or other proceedings to which the Borrower is a party (including administrative or arbitration proceedings) (a) that are likely to result in any material adverse change in, or to have any other material adverse effect on, the business or condition, financial or otherwise, of the Borrower, or (b) that, whether or not the Borrower is a party thereto, seek to restrain, enjoin, prohibit or obtain damages or other relief with respect to the transactions contemplated by this Agreement or the Credit Agreement.

    3 .6 Tax Returns. The Borrower has filed all tax returns required to be filed by it and hat paid all taxes and assessments payable by it, if any, that have become due, other than those not yet delinquent.

    3.7 Contract or Restriction Affecting the Borrower. The Borrower is not a party to or bound by any contract or agreement or subject to any charter or other corporate restriction that materially and adversely affects or will materially and adversely affect the business, properties or condition, financial or otherwise, of the Borrower.

    3.8 Governmental Approval. The Borrower is in compliance with all applicable laws and regulations of all governmental authorities, except where the failure to so be in compliance will not materially and adversely affect the business, properties or condition, financial or otherwise, of the Borrower. Except as otherwise specified herein, no written approval of any federal, state or local governmental authority, or any political subdivision thereof, is necessary for the Borrower to carry out the terms of this Agreement or any of the other Loan Documents, and no consents or approvals are required in the making or performance of this Agreement or any of the other Loan Documents by Borrower.

    3.9 Environmental Laws. All pollution and environmental control laws and regulations which are applicable to the Mortgaged Property and the use thereof have been and will be satisfied.

    3.10 Priority of Lien on Personality. No chattel mortgage, security agreement, financing statement or other title retention agreement (except those executed in favor of the Bank) has been or will be executed with respect to the Fuji Insertion Line or any fixtures forming a part of the Mortgaged Property.

    3.11 Condition of the Mortgaged Property. The Improvements are not now damaged or injured as a result of any fire, explosion, accident, flood or other casualty.

                                      7.


    3.12 Zoning To the best of Borrower's knowledge and belief, the Mortgaged Property is zoned in accordance with all applicable governmental rules, ordinances, regulations and laws so as to permit the proposed Improvements and related amenities to be constructed thereon and that such zoning and all other applicable laws and ordinances do not impose any setbacks or other requirements which would make the construction or operation of the said Improvements economically unfeasible.

    3.13 Mechanics' Liens. All other bills for labor, materials and services supplied or furnished to the Mortgaged Property have been paid in full; and no persons or entities have the right to assert a lawful claim of lien against the Mortgaged Property or any portion thereof for labor or services furnished, or for materials supplied pursuant to the provisions of Chapter 713, Florida Statutes.

    3.14 Regulation U. No part of the proceeds of the Loan will be used to purchase or carry or to reduce or retire any loan incurred to purchase or carry, any margin stocks (within the meaning of Regulation IJ of the Board of Governors of the Federal Reserve System) or to extend credit to others for the purpose of purchasing or carrying any such margin stocks. The Borrower is not engaged and will not engage as one of its important activities in extending credit for the purpose of purchasing or carrying such margin stocks. If requested by the Bank, the Borrower will furnish to the Bank, in connection with the Loan, a statement in conformity with the requirements of Federal Reserve Form U-1 referred to in Regulation U. In addition, no part of the proceeds of the Loan will be used for the purchase of commodity future contracts (or margins therefor for short sales), or for any commodity.

    3.15 Credit Agreement. The Borrower is not in default with respect to any of its obligations under the Credit Agreement and the Credit Agreement and all notes and other debt instruments executed and delivered by Borrower in connection therewith which have not been redeemed or repaid in full are in full force and effect.

    3.16 No Untrue Statements. Neither this Agreement, nor any of the other Loan Documents, nor any other agreement, report, schedule, certification or instrument simultaneously with the execution of this Agreement delivered to the Bank by the Borrower or by any officer thereof, contains any misrepresentation or untrue statement of any material fact or omits to state any material fact necessary to make any of such agreements, reports, schedules, certificates or instruments not misleading in any material respect.

                                 ARTICLE 4

                          Affirmative Covenants
                          ---------------------

The Borrower covenants that, so long as any portion of the Loan remains unpaid and unless the Bank otherwise consents in writing, it will:

                                      8.


    4.1 Payment of Obligations. The Borrower will pay and discharge at or before maturity, all its material obligations and liabilities, including, without limitation, tax liabilities, except where the same may be contested in good faith by appropriate proceedings, and will maintain, in accordance with generally accepted accounting principles, appropriate reserves for the accrual of any of the same.

    4.2 Maintenance of Existence. The Borrower will preserve, renew and keep in full force and effect its existence as a valid and active corporation under the laws of the State of Florida and will not voluntarily dissolve or allow itself to be involuntarily dissolved.

    4.3 Inspection of Property. Books and Records. The Borrower will keep proper books of record and account in which full, true and correct entries in conformity with generally accepted accounting principles shall be made of all dealings and transactions in relation to its business and activities; and will permit representatives of the Bank at the Bank's expense to visit and inspect any of its properties, to examine and make abstracts and copies from its books and records and to discuss its affairs, finances and accounts with its officers, employees and independent public accountants, all at such reasonable times and as often as may reasonably be desired.

    4.4 Licenses and Permits. Etc. The Borrower will preserve and keep in force all licenses, permits and franchises necessary for the proper conduct of Borrower's business.

    4.5 Advice Regarding Changes. The Borrower will inform the Bank immediately of any material adverse changes in the financial condition of Borrower.

    4.6 Advice Regarding Litigation. The Borrower will inform the Bank promptly of any litigation or threatened litigation which might or could substantially affect the Borrower's financial condition.

    4.7 Further Assurances. At its cost and expense, upon request of the Bank, duly execute and deliver or cause to be duly executed and delivered to the Bank such further instruments and do and cause to be done such further acts that may be necessary or proper in the opinion of the Bank, reasonably exercised, to carry out more effectively the provisions and purposes of this Agreement and the other Loan Documents.

    4.8 Observe All Laws. Conform to and duly observe in all material respects all laws, regulations and other valid requirements of any regulatory authority with respect to its properties and the conduct of its business.

    4.9 Fire and Extended Coverage Insurance. Keep the Improvements and all fixtures forming a part thereof and the Fuji Insertion Line insured against loss or damage by fire, vandalism, burglary, theft, mysterious disappearance, malicious mischief, riot, earthquake and other hazards insured against by a standard form of extended coverage insurance and such other insurance (including, but not limited to, flood) as may be specified by the Bank from time to time, in amounts and with insurance companies authorized to do business in Florida which are approved by the Bank to the extent applicable, cause each insurance policy issued in connection therewith to be in the

                                       9.


so-called "All Risks" form and which policy shall provide (i) losses will be adjusted with the Bank; (ii) loss payments will be payable to the Bank alone, such payments to be applied, at the option of the Bank except as hereinafter provided, to the restoration, repair or replacement of the Improvements or the payment of the principal and interest on the Note and all other indebtedness of the Borrower to the Bank; (iii) the interest of the Bank shall be insured regardless of any breach or violation by the Borrower of any warranties, declarations or conditions contained in such policy; and (iv) if such insurance be canceled or materially changed for any reason whatsoever, such insurer shall promptly notify the Bank and such cancellation or change shall not be effective as to the Bank for thirty
(30) days after receipt by the Bank of such notice. The Borrower shall deliver to the Bank copies of each such policy upon the execution hereof, and copies of each renewal policy not less than thirty (30) days prior to the expiration of the original policy or preceding renewal policy (as the case may be); and deliver to the Bank receipts or other evidence that the premiums thereon have been paid. The form and content of all insurance policies required under this Agreement shall be satisfactory to the Bank as to form and content. Notwithstanding anything contained herein to the contrary, so long as (i) there has occurred or exists no Event of Default under this Agreement or the other Loan Documents, or no event which with the passage of time or notice or either would constitute an Event of Default hereunder or thereunder, (ii) the Borrower has business interruption insurance coverage in effect for at least$25,000,000.00, (iii) the Borrower has provided evidence reasonably satisfactory to the Bank that prior to the time that losses from the business interruption caused by the casualty will exceed the business interruption coverage carried by the Borrower, the Improvements will be restored to the condition existing immediately prior to such casualty; and (iv) if a building permit is required for the restoration of the Improvements by Hillsborough County, Florida, evidence that all parking and setback requirements will be met and that the Improvements will be restored in accordance with all applicable building codes, the Bank will disburse such proceeds at the Borrower's option either monthly as restoration progresses, or upon the completion of such restoration or repair. All such proceeds shall be used exclusively for repair and/or restoration of the Improvements to the condition existing prior to such casualty loss or and shall be disbursed in accordance with the Bank's customary construction lending practices and upon such other terms and conditions as the Bank reasonably may require to assure completion of such restoration or repair in a first class, workmanlike manner, free and clear of all liens and encumbrances.

    4.10 Public Liability Insurance. Carry and cause all contractors to carry comprehensive public liability and property damage insurance in connection with the Mortgaged Property, and during any period of construction, contractor's protective liability insurance (including explosion and collapse coverage), and comprehensive automobile liability insurance covering all motor vehicles, owned and non-owned, used in connection with the Mortgaged Property, all in amounts and with insurers acceptable to the Bank, and deliver to the Bank a certificate indicating that the policy or policies evidencing such insurance have been issued to the Borrower.

    4.11 Worker's Compensation Insurance. Carry worker's compensation and employer's liability insurance covering all liability in connection with the Mortgaged Property under applicable worker's compensation laws, and deliver to the Bank a certificate indicating that the policy or policies evidencing such insurance have been issued.

                                   10.

    4.12 Flood Insurance. Comply with the requirements of the Flood Disaster Protection Act as and when required.

    4.13 Payment of Impositions. Pay and discharge the Impositions, such Impositions or installments thereof to be paid not later than the due date thereof, or on the day any fine, penalty, interest or cost may be added thereto or imposed by law for the nonpayment thereof (if such day is used to determine the due date of the respective item); provided, however, that if by law any Imposition may, at the option of the taxpayer or other person obligated to pay it, be paid in installments (whether or not interest shall accrue on the unpaid balance of such Imposition) the Borrower may exercise the option to pay the same in such installments. Also pay and discharge, or cause to be paid and discharged, promptly all taxes, assessments and governmental charges or levies imposed upon the Borrower or upon its income, receipts or any of its properties before the same shall become in default, as well as all lawful claims for labor, materials and supplies or otherwise which, if unpaid, might become a lien or charge upon such properties or any part thereof.

    4.14 Performance of Credit Agreement. Perform and comply with in a timely manner all terms, affirmative and negative covenants and requirements imposed on the Borrower by the Credit Agreement in accordance with the terms thereof as such terms exist on the date of this Agreement and provide to the Bank copies of any and all notices of default or non-compliance by the Borrower under the Credit Agreement within two (2) Business Days after the Borrower's receipt of the same.

                             ARTICLE 5

                        Negative Covenants
                        ------------------

    The Borrower and the Bank have intentionally omitted negative covenants from this Agreement, it being understood and agreed that all negative covenants set in the Credit Agreement which have been incorporated herein pursuant to Section 2.6 shall apply and be observed by the Borrower in connection with the Loan; provided, however, the Bank agrees that neither
(i) the borrowing of funds by the Borrower under the Credit Agreement nor
(ii) the granting or creating of any liens or encumbrances contemplated by the Credit Agreement shall constitute a violation of the negative covenants incorporated herein

                              ARTICLE 6

                         Conditions Precedent
                         --------------------

    6.1 Closing. The closing of the transactions contemplated hereby (the "closing") shall be held at a time and place mutually agreeable to the Bank and the Borrower. Notwithstanding the date of the closing' this Agreement, the Note, the Third Amendment to Mortgage and all other Loan Documents shall be effective as of April 28, 1997.

                                 11.

     6 2 Conditions Precedent to the Closing. The Bank shall have no obligation to close the transactions contemplated hereby or to fund the Loan until the Bank has received the items listed below and/or the events described below have occurred, as the case may be:

      6.2.1 Loan Documents. This Agreement has been duly executed by the Borrower and delivered to the Bank and the Note, the Third Amendment to Mortgage and all other Loan Documents have been (i) executed by the Borrower and delivered to the Agent and (ii) the Agent has endorsed the Note, without recourse, to the order of the Bank and executed and delivered to the Bank the Assignment of Mortgage.

      6.2.2 Amendment Agreement No. 5. All conditions set forth in Paragraph 4 of Amendment Agreement No. 5 have occurred or will occur concurrently with the closing.

      6.2.3 Borrowing Resolutions and Company General Certificate. Delivery of copies of (i) the resolutions of the directors of the Borrower certified by the corporate secretary authorizing execution of this Agreement, the other Loan Documents and Amendment Agreement No. 5 on behalf of the Borrower and authorizing specified officers of the Borrower to execute and deliver this Agreement, the other Loan Documents and Amendment Agreement No. 5 on behalf of the Borrower, and (ii) a company certificate of the Borrower, in substantially the form attached hereto as Exhibit "B." executed by the corporate secretary.

      6.2.4 Certificates of Incumbency. A certificate of incumbency showing the present officers of the Borrower and specimen signatures of said officers.

      6.2.5 No Adverse Change. No conditions occur or arise regarding the Borrower's financial condition which the Bank deems, in its sole discretion, to have a materially adverse impact on the Borrower's financial condition.

      6.2.6 Representations and Warranties. All of the representations and warranties of the Borrower set forth in this Agreement are true and correct.

                                ARTICLE 7

                                 Default
                                 -------

    7.1 Events of Default. The occurrence of one or more of the following events shall constitute an event of default hereunder (an "Event of Default"):

      7.1.1 Payment of Loan. The failure to pay (i) the outstanding principal amount of the Note, plus unpaid accrued interest, when due, or
(ii) the failure to pay within ten (10) days after the due date interest on the Note or any other amount payable hereunder or under any of the other Loan Documents, either by the terms hereof or thereof or otherwise as herein or therein provided.

                                     12.

       7.1.2 Covenants. The Borrower shall fail to observe or perform any covenant contained in this Agreement for a period of 30 days after written notice thereof has been given to the Borrower by the Bank.

      7.1.3 Representation or Warranty. Any representation or warranty made by the Borrower herein or in any writing furnished in connection with or pursuant to this Agreement or any of the other Loan Documents shall be false or misleading in any material respect on the date upon which made or deemed reaffirmed.

      7.1.4 Other Documents. The occurrence of any default as specified in any of the other Loan Documents and such default shall not have been remedied (i) within the grace period, if any, provided in such Loan Document.

      7.1.5 Default Under the Credit Agreement. An Event of Default shall occur under the Credit Agreement.

      7.1.6 Liquidation: Dissolution; Voluntary Bankruptcy. The liquidation or dissolution of the Borrower, or the filing by the Borrower of a voluntary petition or an answer seeking reorganization, arrangement, readjustment of its debts or for any other relief under the Bankruptcy Code, as amended, or under any other insolvency act or law, state or federal, now or hereafter existing, or any other action of the Borrower indicating its consent to, approval of or acquiescence in, any such petition or proceeding; the application by the Borrower for, or the appointment by consent or acquiescence of the Borrower of a receiver, a trustee or a custodian of the Borrower for all or a substantial part of its property; the making by the Borrower of any assignment for the benefit of creditors; the inability of the Borrower or the admission by the Borrower in writing of its inability to pay its debts as they mature; or the Borrower taking any corporate action to authorize any of the foregoing.

      7.1.7 Involuntary Bankruptcy. The filing of an involuntary petition against the Borrower in bankruptcy or seeking reorganization, arrangement, readjustment of its debts or for any other relief under the Bankruptcy Code, as amended, or under any other insolvency act or law, state or federal, now or hereafter existing; or the involuntary appointment of a receiver, a trustee or a custodian of the Borrower for all or a substantial part of its property; or the issuance of a warrant of attachment, execution or similar process against any substantial part of the property of the Borrower, and the continuance of any of such events for sixty (60) days undismissed or undischarged.

      7.1.8 Adjudication of Bankruptcy. The adjudication of the Borrower as bankrupt or insolvent.

      7.1.9 Order of Dissolution. The entering of any order in any proceedings against the Borrower decreeing the dissolution, divestiture or split-up of the Borrower, and such order remains in effect for more than sixty (60) days.

                                 13.

       7.1.10 Reports and Certificates. Any report, certificate, financial statement or other instrument delivered to the Bank by or on behalf of the Borrower pursuant to the terms of this Agreement or the Loan Documents is false or misleading in any material respect when made or delivered.

      7.1.11 Illegality of Agreement or the Note. This Agreement or the Note shall have been held by any court of competent jurisdiction, or by any competent regulatory authority, to be illegal, invalid, prohibited or unenforceable in whole or in material part.

      7.1.12 Attachment. Except as expressly provided otherwise hereunder, an attachment or any other lien (mechanic's or otherwise) against the Mortgaged Property shall be issued or entered and shall remain undischarged or unbended for thirty (30) days after the filing thereof.

      7.1.13 Levy Upon Property. Levy is made under any process on, or a receiver be appointed for the Mortgaged Property or any other property, of the Borrower.

    7.2 Remedies.

      7.2.1 Acceleration and Set-off. Upon the occurrence of any Event of Default, and at any time thereafter as long as the Event of Default is continuing, the Bank may, upon five (5) days written notice, declare the entire principal and all interest on the Advances and all obligations under the Loan Documents, and all other indebtedness of the Borrower to the Bank, whether the Borrower's liability for payment thereof is primary or secondary, direct or indirect, sole, joint, several or joint and several, or whether the indebtedness is matured or unmatured, due or to become due, fixed, absolute or contingent, to be immediately due and payable (without presentment, demand, protest or other notice of any kind, all of which are expressly waived) and the Loan and all such other indebtedness thereupon shall be and become immediately due and payable, and the Bank may proceed to collect the same by foreclosure of the Mortgage, pursuit of the Bank's remedies under the Uniform Commercial Code, at law, or as otherwise provided in the Loan Documents and/or other instruments or agreements signed by the Borrower. In addition, without limiting any other rights of the Bank, whenever the Bank has the right to declare any indebtedness to be immediately due and payable (whether or not it has so declared), each of the Bank and each Participant may set off against the indebtedness without notice any amounts then owed to the Borrower by the Bank or such Participant, as the case may be, in any capacity, whether due or not due, including without limitation deposits, stocks, bonds and other securities and other assets held in any custodial accounts, and each of the Bank and each Participant shall be deemed to have exercised its right to set off immediately at the time its right to such election accrues.

      7.2.2 Cumulative Remedies. All rights, remedies or recourse of the Bank under this Agreement, the Note, or any other Loan Documents, at law, in equity or otherwise, are cumulative, and exercisable concurrently, and may be pursued singularly, successively or together and may be exercised as often as occasion therefore shall arise. No act of commission or omission by the Bank, including, but not limited to, any failure to exercise, or any delay, forbearance or indulgence in the exercise of, any right, remedy or recourse hereunder or under any other Loan Document shall

                                14.

 be deemed a waiver, release or modification of that or any other right, remedy or recourse, and no single or partial exercise of any right, remedy or recourse shall preclude the Bank from any other or future exercise of the right, remedy or recourse or the exercise of any other right, remedy or recourse. No waiver or release of any such rights, remedies and recourse shall be effective against the Bank unless in writing and manually signed by an authorized officer on the Bank's behalf, and then only to the extent recited therein. A waiver, release or modification with reference to any one event shall not be construed as continuing or constituting a course of dealing, nor shall it be construed as a bar to, or as a waiver, release or modification of, any subsequent right, remedy or recourse as to a subsequent event.

      7.2.3 No Liability. Whether or not the Bank elects to employ any or all remedies available to it in the event of an occurrence of a Default or an Event of Default, the Bank shall not be liable for the payment of any expenses incurred in connection with the exercise of any remedy available to the Bank or for the performance or non-performance of any obligation of the Borrower.

                               ARTICLE 8

                              Miscellaneous
                              -------------

    8.1 Waiver of Default. The Bank may, by written notice to the Borrower at any time and from time to time, waive any default in the performance or observation of any condition, covenant or other term thereof or any Event of Default that shall have occurred hereunder and its consequences. Any such waiver shall be for such period and subject to such conditions as shall be specified in any such notice. In the case of any such waiver, the Borrower shall be restored to its former position hereunder and under the Loan Documents, and any Event of Default so waived shall be deemed to be cured and not continuing; but no such waiver shall extend to any subsequent or other Event of Default.

    8.2 Amendments and Waivers. The Bank and the Borrower may, subject to the provisions of this Section 8.2, from time to time, enter into written agreements for the purpose of adding any provision to this Agreement or the other Loan Documents or changing in any manner the rights of the Bank or the Borrower hereunder or under the other Loan Documents. No such amendment, modification or supplement shall be established by custom, conduct or course of dealing, but solely by an instrument in writing duly executed by the party to be charged therewith. The Bank shall indicate its consent to any written request by the Borrower with respect to any such proposed amendment, modification or supplement by its delivery to the Borrower of its affirmative written approval thereof within ten (10) days of its receipt of written request from the Borrower for such amendment, modification or supplement; provided, however, that any such request shall be deemed denied by the Bank if such written approval thereof shall not have been delivered by the Bank to the Borrower within such period.

                                  15.

    8.3 Notices. All notices, requests, demands and other communications are required or may be given under this Agreement shall be in writing and shall be deemed to have been duly given when received if personally delivered; the day it is sent, if sent by telefacsimile transmission, with receipt confirmation; the day after it is sent, if sent by recognized expedited over-night delivery service; and upon receipt, if mailed, certified mail, return receipt requested, postage prepaid. In each case notice shall be sent to:

    If to the Borrower:                   Reptron Electronics, Inc.
                                          14401 McCormick Drive
                                          Tampa, FL 33626
                                          Attention: Paul J. Plante
                                          Telefacsimile No: (813) 855-1697

with a copy to:                           William L. Elson, P.C.
                                          3000 Town Center
                                          Suite 2690
                                          Southfield, MI 48075
                                          Telefacsimile No.: (810) 358-4425

If to the Bank:                           Barnett Bank, N.A.
                                          101 E. Kennedy Blvd.
                                          Tampa, FL 33602
                                          Attention: David A. Austin
                                          Telefacsimile No.: (813) 225-8752

or to such other address as either party may have specified in writing to the other using the procedures specified above in this Section 8.3.

    8.4 No Waiver; Cumulative Remedies. No failure to exercise and no delay in exercising, on the part of the Bank, any right, power or privilege hereunder or under any of the other Loan Documents shall operate as a waiver thereof; nor shall any single or partial exercise of any right, power or privilege hereunder or thereunder preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The rights and remedies herein and in the other Loan Documents provided are cumulative and not exclusive of any rights or remedies provided by law.

    8.5 Survival of Representations. Warranties and Covenants. All representations, warranties, covenants and other agreements made herein shall survive the execution and delivery of this Agreement and the other Loan Documents.

    8.6 Liens, Set Off by Bank. The Borrower hereby grants to the Bank a continuing lien for the Loan and all other indebtedness of the Borrower to the Bank upon any and all monies and securities of the Borrower and the proceeds thereof, now or hereafter held or received by or in transit to, the Bank from or for the Borrower, and also upon any and all deposits (general or special) and credits of the Borrower, if any, against the Bank, at any time existing. Upon the occurrence of any

                                      16.

 Event of Default hereunder, the Bank is hereby authorized at any time and from time to time, without notice to the Borrower, to set off, appropriate and apply any or all items herein above referred to against all indebtedness of the Borrower to the Bank, whether under this Agreement, or otherwise, whether now existing or hereafter arising. The liens, set-off rights and other rights granted to the Bank under this Section 8.6 are also hereby given by the Borrower to each Participant.

    8.7 No Third Party Beneficiaries. This Agreement is a contract among the Bank or the Borrower for their mutual benefit and no third person shall have any right, claim or interest against either the Bank or the Borrower by virtue or any provision hereof.

    8.8 Florida Law. This Agreement and the rights and obligations of the parties hereunder shall be construed in accordance with and governed by the laws of the State of Florida without regard to the principles of the conflict of laws of Florida.

    8.9 Paragraph Headings. Paragraph headings are for the purpose of identification only and are not considered as a substantive part of this Agreement.

    8 10 Gender; Etc. Whenever the context so requires, the neuter gender includes the feminine and/or masculine, as the case may be, and the singular number includes the plural, and the plural number include the singular.

    8.11 Severability. Each paragraph, provision, sentence and part thereof of this Agreement shall be deemed separate from each other paragraph, provision, sentence or part thereof, and the invalidity or unenforceability for any reason or to any extent of any such portion of this Agreement shall not affect. the enforceability of the remaining portions of this Agreement or any other Loan Document, or the application of such paragraph, provision, sentence or part thereof to other persons and circumstances.

    8.12 Reimbursement of Expenses. The Borrower agrees to reimburse the Bank and the Participants for all reasonable costs and out-of-pocket expenses (including reasonable fees of attorneys) incurred in connection with the preparation, execution, delivery, modification, waiver and amendment of this Agreement and the other Loan Documents, and also all reasonable expenses incurred by the Bank and the Participants (including reasonable fees of attorneys) in the collection of any indebtedness incurred hereunder in the event of default by Borrower under any of the Loan Documents. The obligations of the Borrower under this Section 8.12 shall survive the repayment of the Loan and the satisfaction by the Borrower of its other obligations under this Agreement and the other Loan Documents.

    8.13 Stamp or Other Taxes. The Borrower agrees to pay any and all stamp, documentary, exercise and intangible taxes now or hereafter payable in respect of this Agreement, the Note, and the other Loan Documents, whether in connection with the execution and delivery thereof, the making of any Advance previously or hereafter made, any modification or renewal thereof, or otherwise, together with any interest and penalties incident thereto. The Borrower agrees to and shall indemnify and hold the Bank harmless from and against all loss, cost, expense and attorneys' fees that

                                   17.

 may be incurred by the Bank in connection with any such assessment, tax, levy or other charge, or any interest or penalty resulting therefrom. The Bank may, but shall not be obligated to, at any time or from time to time, debit the deposit account of the Borrower at the Bank for the amount of any such obligations. The obligations of the Borrower under this Section 8.13 shall survive the repayment of the Loan and the satisfaction by the Borrower of its other obligations under this Agreement and the other Loan Documents.

    8.14 Participation Rights. Nothing contained in this Agreement shall in any way prohibit or otherwise restrict the Bank from (a) entering into agreements with other financial institutions whereby such other institutions participate in the Loan and (b) issuing participation certificates to such other institutions in connection therewith; provided, that the Loan shall be administered by the Bank and all actions permitted to be taken by "the Bank" hereunder shall be taken solely by the Bank (but this provision shall not prohibit (i) a participation agreement from requiring that the Bank first obtain the consent of a Participant with respect to one or more of such actions or (ii) a Participant from taking any action expressly permitted it under this Agreement).

    8.15 Further Assurances. The Borrower agrees that, at any time and from time to time after the execution and delivery of this Agreement, they shall, upon request of the Bank, execute and deliver such further instruments and documents and do such further acts and things as the Bank may reasonably request in order to fully effect the purposes of this Agreement.

    8.16 Execution in Counterparts. This Agreement and the other Loan Documents may be executed in any number of counterparts, each of which shall be deemed to be an original as against any party whose signature appears thereon, and all of which shall together constitute one and the same instrument.

    8.17 Jurisdiction and Process. The Borrower and the Bank agree that jurisdiction and venue shall properly lie in the Thirteenth Judicial Circuit in the State of Florida in and for Hillsborough County, Tampa, Florida and in the United States District Court for the Middle District of Florida (Tampa Division) with respect to any legal proceedings arising from this Agreement or any of the other Loan Documents. Such jurisdiction and venue is merely permissive; jurisdiction and venue shall also continue to lie in any court where jurisdiction and venue are found to be proper. The parties further agree that mailing of any process by U.S. Certified Mail, return receipt requested, shall constitute valid and lawful service of process.

    8.18 WAIVER OF JURY TRIAL. THE BORROWER AND ANY PERSON OR PERSONS CLAIMING UNDER THE BORROWER, HEREBY VOLUNTARILY AND KNOWINGLY WAIVE ANY RIGHT ANY OF THEM MAY HAVE TO SEEK A JURY TRIAL IN ANY LAWSUIT, PROCEEDING, COUNTERCLAIM OR ANY OTHER LITIGATION PROCEDURE BASED UPON OR ARISING OUT OF THIS AGREEMENT, THE LOAN, THE NOTE OR ANY OF THE OTHER LOAN DOCUMENTS, ANY RELATED INSTRUMENT OR AGREEMENT, OR THE DEALINGS OR THE RELATIONSHIP BETWEEN OR AMONG SUCH PERSONS OR ANY OF THEM. NEITHER THE BORROWER NOR ANY PERSON CLAIMING UNDER THE BORROWER SHALL SEEK TO CONSOLIDATE ANY SUCH ACTION IN

                                   18.

 WHICH A JURY TRIAL HAS BEEN WAIVED WITH ANY OTHER ACTION IN WHICH TRIAL CANNOT OR HAS NOT BEEN WAIVED. THE BORROWER ACKNOWLEDGES THAT THE PROVISIONS OF THIS SECTION 8.18 HAVE BEEN FULLY DISCUSSED WITH THE BORROWER AND THE BANK, THAT THE BORROWER IS ABLY REPRESENTED BY A LICENSED ATTORNEY AT LAW IN THE NEGOTIATION OF THIS SECTION 8.18, THAT IT BARGAlNED AT ARM'S LENGTH AND IN GOOD FAITH AND WITHOUT DURESS OF ANY KIND FOR THE TERMS AND CONDITIONS OF THIS SECTION 8.18 AND THAT THE PROVISIONS HEREOF SHALL BE SUBJECT TO NO EXCEPTIONS. NO PARTY HAS IN ANY WAY AGREED WITH OR REPRESENTED TO ANY OTHER PARTY THAT THE PROVISIONS OF THIS SECTION 8.18 WILL NOT BE FULLY ENFORCED IN ALL INSTANCES.

    IN WITNESS WHEREOF, the Borrower and the Bank have cause this Agreement to be duly executed as of the day and year first above written.

WITNESSES:                         REPTRON ELECTRONICS, INC., a Florida
                                   corporation


/s/ Wanda Emery                    By: /s/ Paul J. Plante
---------------                       --------------------------------
Wanda Emery                        Name: Paul J. Plante
                                   Title: Vice President, Chief Operating
                                   Officer
/s/ Judith Davidson
-------------------
Judith Davidson
                                   "BORROWER"


                                    BARNETT BANK, N.A., a national banking
                                    association

/s/ Margaret A. Eldridge            By: /s/ David A. Austin
------------------------               -----------------------------
                                    Name: David A. Austin
                                    Title: Senior Vice President
/s/
------------------------


                               EXHIBIT "A"
                               -----------
PARCEL I:
---------

Lots 6, 7 and 8, TRI-COUNTY BUSINESS PARK-PHASE II, according to the Plat thereof on file in the Office of the Clerk of the Circuit Court in and for Hillsborough County, Florida, recorded in Plat Book 55, Page 42, said lands situate, lying and being in Hillsborough County, Florida.

PARCEL II:
----------

That part of Section 7, Township 28 South, Range 17 East, Hillsborough County, Florida, being further described as follows:

Begin at the most Northerly corner of Tri-County Business Park-Phase 3 as recorded in Plat Book 61, page 31, of the Public Records of Hillsborough County, Florida; thence along said boundary the following, S.66 18'24"W.,
577.84 feet; thence S. 23 41'36"E., 100.00 feet; thence S.66 18'24"W.,
450.00 feet to the boundary of Tri-County Business Park-Phase II, as recorded in Plat Book 55, page 42, of the Public Records of Hillsborough County, Florida; thence along said boundary the following N.33 51'34"E.,
372.78 feet; thence N.23 41'36"W., 1257.92 feet; thence leaving said boundary N.52 46'22"E., 912.95 feet; thence S.26 00'00"E., 73.49 feet;
thence S.64 00'00"W.5.68 feet; thence S. 26 00'00"E., 79.04 feet; thence
N.63 35'13"E., 22.67 feet; thence S.26 24'47"E., 71.12 feet to a curve concave Northeasterly having a radius of 5759.58 feet; thence Southeasterly along said curve, 239.72 feet through a central angle of 02 23'05" (chord bearing S.27 36'20"E., 239.70 feet) thence non-tangent from said curve,
S.61 12'08"W., 21.14 feet; thence S.28 59'52"E~, 40.36 feet; thence
N.60 48'08"E., 21.14 feet to a non-tangent curve concave Northeasterly having a radius of 5759.58 feet; thence Southeasterly along said curve
251.28 feet through a central angle of 02 29'59" (chord bearing
S.30 26'52"E., 251.26 feet); thence S.31 41 '51"E, 217.16 feet to a curve concave Northeasterly having a radius of 2576.48 feet; thence Southeasterly along said curve 43.38 feet through a central angle of 00 57'53" (chord bearing S.32 10'48"E., 43.38 feet); thence non-tangent from said curve
S.33 36'56"E., 126.49 feet to a non-tangent curve concave Northeasterly having a radius of 2577.48 feet; thence Southeasterly along said curve,
84.01 feet trough a central angle of 01 52'03" (chord bearing
S.36 24'31"E., 84.01 feet); thence non-tangent from said curve,
S.52 39'28"W., 26.70 feet; thence S.25 59'40"E., 41.30 feet; thence
N.64 00'05"E., 35.97 feet to a non-tangent curve concave Northeasterly having a radius of 2577.48 feet; thence Southeasterly along said curve,
141.70 feet through a central angle of 03 09'00" (chord bearing
S.39 58'29"E., 141.69 feet); thence non-tangent from said curve
S.48 27'01"W., 28.58 feet; thence S.26 00'14"E., 46.56 feet; thence
N.64 00'02"E., 43.18 feet; thence S.42 21'51"E., 14.00 feet; thence
S.38 23'42"E., 245.59 feet; thence S.42 21'51"E., 190.00 feet; thence
S.47 38'09"W., 15.00 feet; thence S.42 21'51"E., 35.98 feet; thence
S.47 27'10"W., 240.55 feet; thence S.45 32'37"W., 140.08 feet; thence
N.42 32'50"W., 504.05 feet to the Point of Beginning.


                               EXHIBIT "B"

                      COMPANY GENERAL CERTIFICATE
                      ---------------------------
                  REPTRON ELECTRONICS, INC. (Company)
                      BARNETT BANK, N.A. (Bank)
                   Closing Date: As of         , 1997
                                      ---------
    The undersigned certifies that he is the                 of the Company
and that, as such, the undersigned is authorized to execute and deliver this certificate in the name and on behalf of the Company. The undersigned further certifies, for the undersigned individually and on behalf of the Company, that

    1. This certificate is being delivered in Tampa, Florida, effective as of the Closing Date in connection with the extension by the Bank of a loan in the original principal amount of $8,800,000.00 (the "Loan") and the modification of the Amended and Restated Revolving Credit and Reimbursement Agreement by and among the Company, various lenders from time to time party to the agreement and NationsBank of Florida, National Association, as Agent.

    2. The Company is duly formed, validly existing and in good standing under the laws of the State of Florida.

    3. The Direct Pay Obligations Renewal and Replacement Promissory Note in the principal amount of $8,800,000.00 dated of even date herewith (the "Note"), the Loan Agreement dated of even date herewith relating to the Loan (the "Loan Agreement"), the Amendment Agreement No. 5 and Waiver to the Amended and Restated Revolving Credit and Reimbursement Agreement of even date herewith (the "Amendment Agreement") and any and all other agreements and documents required to be executed and delivered by the Company in order give effect to and consummate the transactions contemplated by the Loan Agreement and the Amendment Agreement (i) have been duly authorized, executed and delivered by the Company, (ii) are in full force and effect and (iii) are the valid and binding obligations of the Company, enforceable in accordance with their terms.

    a. Attached hereto as Exhibit A is a true, correct and complete copy of the Company's Articles of Incorporation, which articles are in full force and effect on and as of the Closing Date without modification or amendment except as indicated in Exhibit A.

    b. Attached hereto as Exhibit B is a true, correct and complete copy of the Company's Bylaws, which bylaws are in full force and effect on and as of the Closing Date without modification or amendment except as indicated in Exhibit B.

    c. Attached hereto as Exhibit C is a true, correct and complete copy of
resolutions adopted by the Company's Director(s) on           , 1997, and
such resolutions are in ffil1 force and effect on and as of the Closing Date without revocation, modification or amendment in any respect. No other or further action by or on behalf of the Company or its director is necessary or appropriate to authorize the execution, delivery and performance of the Loan Agreement, the Amendment Agreement or any or all the other agreements and documents required to be executed and delivered by the Company in order to give effect to and consummate the transactions contemplated by the Loan Agreement and the Amendment Agreement. None of the foregoing is or will be in contravention of the Company's Articles of Incorporation, Bylaws or any document or agreement to which the Company is a party or which is binding on the Company.

    4 The Note, the Loan Agreement, the Amendment Agreement and each of the other agreements anal documents required to be executed and delivered by the Company have been duly authorized, executed and delivered in the name
and on behalf of the Company by                as the                  of
the Company and the officer authorized to do so, and such officer has been and is, on and as of the Closing Date, the duly elected, qualified and acting of the Company. A specimen of such officer's genuine signature is provided below:

Name                                        Signature

-------------------                         ------------------------

    IN WITNESS WHEREOF, the undersigned has executed and delivered this certificate in the name and on behalf of the Company on and as of the Closing Date.

                                             ------------------------
                                            Name:
                                            As: Secretary

                                  2.