Form 10-K
period 1997-12-31
REPTRON ELECTRONICS INC
filed 1998-03-30
CIK 918765

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                            Washington D.C. 20549

                                  FORM 10-K

      (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1997

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

Securities registered pursuant to Section 12(g) of the Act:

   Title of Each Class             Name of Each Exchange on Which
Registered
   -------------------             ----------------------------------------
-
   Common Stock, $.01 par value    None

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

The aggregate market value of shares of the registrant's common stock held by non-affiliates of the registrant as of March 6 1998, was
                                              -------------
approximately $50,470,000.
               ----------

The number of shares of the registrant's common stock issued and outstanding as of March 6, 1998 was 6,088,369.
                  -------------     ---------
Documents Incorporated by Reference:

Parts of the Company's definitive proxy statement for the Annual Meeting of the Company's Shareholders to be held on May 15, 1998 are incorporated by reference into Part III of this Form.

                           REPTRON ELECTRONICS, INC.
                                   FORM 10-K
                      Fiscal Year ended December 31, 1997


  Item
Number in
Form 10-K                     PART I                           Page
---------                                                      ----
    1.    Business.............................................  1
    2.    Properties........................................... 12
    3.    Legal Proceedings.................................... 12
    4.    Submission of Matters to a Vote of Security Holders.  12
                                    PART II
    5.    Market for the Registrant's Common Stock and
          Related Stockholder Matters.........................  13
    6.    Selected Financial Data.............................  14
    7.    Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................  15
    8.    Financial Statements and Supplementary Data.........  21
    9.    Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure..............  21
                                   PART III
   10.    Directors and Executive Officers of the Registrant..  21
   11.    Executive Compensation..............................  21
   12.    Security Ownership of Certain Beneficial Owners
          and Management......................................  21
   13.    Certain Relationships and Related Transactions......  21
                                    PART IV
   14.    Exhibits, Financial Statements, Schedule,
          and Reports on Form 8-K.............................  22


                                     PART 1

     This document contains certain forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Factors that could cause actual results to differ materially include the following: business conditions and growth in the Company's industry and in the general economy; competitive factors; risks due to shifts in market demand; the ability of the Company to complete acquisitions; and the risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission as well as assumptions regarding the foregoing. The words "believe", "estimate", "expect", "intend", "anticipate", and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.


Item 1.     Business

General

   Reptron Electronics, Inc. (the "Company") is a leading integrated electronics company providing both value-added distribution of electronic components and targeted contract manufacturing services through its two divisions, Reptron Distribution and K-Byte Manufacturing. The two divisions are complementary, enabling the Company to provide customers with a wide range of products and value-added services, as well as a single source for their product, material, assembly and test requirements.
 Approximately 47% of the Company's 1997 net sales were generated by customers utilizing the services of both divisions. The Company believes that its integrated approach to manufacturing and distribution distinguishes it in the electronics industry, provides a high level of value to its customer base and enables it to obtain sole source relationships with an increasing number of its customers. As a result of the successful implementation of the Company's business strategy, it has increased net sales from approximately $127.0 million in 1993 to $303.9 million in 1997 and net earnings from $3.6 million in 1993 to $6.1 million in 1997.

Industry Overview

   Distribution. Most manufacturers of electronics components rely on independent distributors, such as the Company, to extend their marketing operations. As a stocking, marketing and financial intermediary, a distributor relieves the manufacturer of part of the costs associated with the stocking and selling of their products, including otherwise potentially sizeable investments in inventories, accounts receivable and personnel. At the same time, the distributor offers to a broad range of customers the convenience of diverse inventory, flexible deliveries and a wide range of value-added services to help manage material requirements. The growth of the electronics component distribution industry has been fueled by the growing number of electronic component manufacturers that view their distributors as essential extensions of their marketing organizations and by customers who recognize the value that distributors add to the total material procurement process.

   Two important trends have developed recently in the U.S. electronic components distribution industry. First, manufacturers of electronic components are reducing the number of distributors who are authorized to sell their products. This trend is the result of the need for electronic component manufacturers to reduce their operating costs. Engaging a smaller number of distributors allows the manufacturer to reduce support staff. Accordingly, the reduced number of authorized distributors must be able to service the majority of the total available U.S. market in order to allow the manufacturer to reduce its distributor base without losing significant market share.


   A second trend in the industry is for an increasing percentage of distribution sales being associated with value-added services. This trend is the result of the need for OEMs to reduce their operating costs. By interacting with distributors through the use of in-plant stores, automated inventory replenishment systems utilizing EDI and outsourcing of product assembly, among other actions, OEMs may reduce their total materials acquisition cost. The distributor assumes a larger role in the management of the supply chain in these types of engagements.

   Contract Manufacturing. The basis for the development of the contract manufacturing industry in recent years has been the increasing reliance of OEMs on contract manufacturing specialists such as the Company for the manufacture of printed circuit board assemblies. As a result of outsourcing manufacturing services, the contract manufacturing industry in the U.S. grew from $6.3 billion in 1992 to $18.0 billion in 1997, a compound annual rate of 23%. Some of the advantages OEMs receive as a result of outsourcing are:

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

   Minimized Capital Investment. As electronic products have become more technologically advanced, the manufacturing process has become increasingly automated and highly intricate, and manufacturers have had to invest in new capital equipment at an accelerated rate. Contract manufacturing specialists enable OEMs to gain access to advanced manufacturing facilities and equipment, thereby reducing their overall capital equipment requirements.

   Focused Resources. Because the electronics industry is experiencing greater levels of competition and more rapid technological change, many OEMs increasingly seek to focus their resources on activities and technologies that add greater value. By offering turnkey manufacturing services and comprehensive electronic assembly, contract manufacturing specialists permit OEMs to focus on their core business activities, such as product development, marketing and distribution.

   Access to Leading Edge Manufacturing Technology. Electronic products and electronics manufacturing technology have become increasingly sophisticated and complex. OEMs desire to work with contract manufacturing specialists in order to gain access to their technological expertise in process development and control.

   Improved Inventory Management and Purchasing Power. Electronics industry OEMs are faced with increasing difficulties in planning, procuring and managing their inventories efficiently due to frequent design changes, short product life-cycles, large investments in electronic components, component price fluctuations and the need to achieve economies of scale in materials procurement. OEMs can reduce production costs by using a contract manufacturing specialist's volume procurement capabilities and expertise in inventory management. By utilizing a contract manufacturing specialist, OEMs frequently can better manage inventory costs and increase their return on assets.

   The increasing cost of automated equipment used in the industry, the working capital requirements relating to inventory and the additional services that contract manufacturers are providing make it more difficult for smaller contract manufacturers and start-up companies to compete with the services provided by larger, well-capitalized companies. Additionally, the purchasing power generated by the volumes of material purchased by larger contract manufacturers makes it difficult for smaller manufacturers to be price competitive. The Company believes that these factors are driving consolidation in the industry and may provide opportunities for growth through acquisitions.

Strategy

   The Company's principal business objective is to expand its presence as a leading integrated electronics distributor and contract manufacturer.
In order to implement its objective, the Company has formulated a strategy based upon the following key elements:

   Continue to Capitalize on the Benefits of Integration. The Company operates as an integrated electronics company that provides value-added distribution of electronic components and targeted contract manufacturing services. Reptron Distribution emphasizes its value-added services as a method to lower the customer's total material acquisition costs. The Company believes that K-Byte Manufacturing provides Reptron Distribution with a significant advantage over its major competitors that lack in-house contract manufacturing operations by broadening the selection of products and services that can be offered to Reptron Distribution's customers. Similarly, Reptron Distribution provides K-Byte Manufacturing with advantages over other contract manufacturers because of its access to Reptron Distribution's field sales force, large customer base and expertise in component purchasing. Of K-Byte Manufacturing's 39 customers in 1997, 35 are also Reptron Distribution customers.

    Increase Sales from Value-Added Services The Company seeks to enhance sales by providing value-added services. Reptron Distribution has developed a comprehensive value-added service offering which includes inventory control programs (e.g., bonded, consigned, just-in-time), in-plant stores, automated inventory replenishment systems utilizing EDI technology, component programming, custom display integration and contract manufacturing (through K-Byte Manufacturing). These value-added programs allow the OEMs to reduce their total acquisition costs for materials. An increasing percentage of industry sales are being generated from value-added engagements and management believes the Company is well positioned to capitalize on this trend. In 1997, approximately 37% of Reptron Distribution sales were generated through value-added services.

   Target Manufacturing Customers in Specific Market Segments. The Company follows a well-defined strategy in its contract manufacturing business. K-Byte Manufacturing focuses on complex assemblies in low-to-medium volumes for commercial and industrial customers. Additionally, the Company seeks customers that will utilize K-Byte Manufacturing's ability to assemble customers' products by integrating printed circuit board assemblies into other elements of the customers' products (sometimes referred to as total "box build"). The Company also seeks customer relationships in which K-Byte Manufacturing is the primary source and avoids engagements requiring an overflow supplier. K-Byte Manufacturing targets customers in a variety of industries to establish a diversity among customers and industries served.

   Leverage Investments Made in its Manufacturing Facilities. The Company has invested in facilities that will allow it to expand its business. The Company believes its combined manufacturing facilities can accommodate the equipment and infrastructure capable of generating approximately $225 million in annual contract manufacturing net sales based on the types of business currently transacted by K-Byte Manufacturing. K-Byte Manufacturing's sales totaled approximately $116.6 million in 1997 and, consequently, there is substantial capacity to support K-Byte Manufacturing's future sales growth. Management believes that significant opportunities exist for additional business from present and new customers which will utilize the fixed investment already made in these facilities.

   Expand Through Acquisitions and Internal Growth. The Company seeks to expand its operations into geographic areas that it currently does not serve and to increase its presence in existing markets. Reptron Distribution currently serves over 85% of the total available U.S. market (based upon 1997 industry sales). However, the Company believes that significant opportunities exist to expand its business in existing regions and into new regions either by acquiring distributors in these markets or by opening new sales offices. The Company is actively pursuing acquisition opportunities for Reptron Distribution for the purpose of increasing its geographic coverage and increasing its penetration in existing markets served. Additionally, the Company is pursuing acquisition opportunities to expand K-Byte Manufacturing.

Recent Developments

   On February 24, 1998 the Company announced it had signed a letter of intent to acquire Hibbing Electronics Corporation, of Hibbing, Minnesota, by way of a merger with Hibbing's parent company. Hibbing Electronics' 1997 revenues were approximately $77 million. The transaction is subject to completion of due diligence, regulatory approval and negotiation of a definitive purchase agreement. Certain employees of Hibbing Electronics Corporation's Minnesota manufacturing facility are covered under a collective bargaining agreement with the International Brotherhood of Electrical Workers.



Certain Considerations

   Customer Concentration and Other Factors Affecting Operating Results. The Company's divisions have certain customers that account for a significant part of their net sales. The largest customer of the Company is a customer of both Reptron Distribution and K-Byte Manufacturing. In 1997, this customer accounted for approximately 14.0% of Reptron Distribution's net sales, 1.5% of K-Byte Manufacturing's net sales and 9.2% of the Company's total net sales. K-Byte Manufacturing had approximately 40 customers in 1997 with the largest three customers accounting for 15.2%, 9.9% and 7.7% of its net sales in 1997, respectively (5.8%, 3.8% and 2.9% of the Company's total net sales in 1997, respectively). The loss of one or more of these major customers, or a reduction in their level of purchasing, could have a material adverse effect on the Company's business, results of operations and financial condition. K-Byte Manufacturing's operating results are affected by a number of factors, including fixed plant utilization, price competition, the Company's ability to keep pace with technological developments, the degree of automation that can be used in an assembly process, efficiencies that can be achieved by the Company in managing inventories and fixed assets, the timing of orders from major customers, the timing of capital expenditures in anticipation of increased sales, customer product delivery requirements and increased costs and shortages of components and labor.
In addition, because of the limited number of K-Byte Manufacturing's customers and the corresponding concentration of its accounts receivable, the insolvency or other inability or unwillingness of its customers to pay for its services could have a material adverse effect on the Company.

   Dependence upon Key Vendors. Many kinds of components distributed by Reptron Distribution are currently manufactured by a relatively small number of independent vendors. Four vendors collectively accounted for approximately 32.5% of Reptron Distribution's net sales in 1997 (20.0% of the Company's total net sales). The Company does not have long-term distribution contracts with its vendors. The Company's contracts are non-exclusive and typically are cancelable upon 30 days written notice. The Company's future success will depend, in large part, on maintaining such relationships and developing new relationships in connection with its existing and future product lines. The Company believes that vendors are consolidating their distribution relationships. The loss of, or significant disruptions in the relationship with, one or more of Reptron Distribution's principal vendors could have a material adverse effect on the Company.

   Acquisition Risks. The Company's growth strategy includes expansion through acquisitions. There can be no assurance that the Company will be able to successfully negotiate with potential acquisition candidates (in which case the Company might pursue unsolicited acquisitions), secure acquisition financing, where required, on acceptable terms (which financing may involve incurring substantial indebtedness), complete acquisitions, integrate acquired operations into existing operations or expand into new markets. There can also be no assurance that future acquisitions will not have an adverse effect on the Company's operating results, particularly in the periods following the completion of such acquisitions while the operations of the acquired business are being integrated into the Company's operations. Once integrated, acquired operations may not achieve levels of sales, profitability or productivity comparable with those achieved by the Company's existing operations, or otherwise perform as expected. In addition, the Company competes for acquisition and expansion opportunities with companies that have substantially greater resources than those of the Company. There can be no assurance that any acquisition will be consummated.

   Absence of Long-Term Sales Contracts. The level and timing of purchase orders placed by K-Byte Manufacturing's customers are affected by a number of factors, including variation in demand for customers' products, customer attempts to manage inventory and changes in the customers' manufacturing strategies. The Company typically does not obtain long-term purchase orders or commitments but instead works with its customers to develop nonbinding forecasts of future volume of orders. Based on such nonbinding forecasts, the Company makes commitments regarding the level of business that it will seek and accept, the timing of production schedules and the levels and utilization of personnel and other resources. A variety of conditions, both specific to each individual customer and generally affecting each customer's industry, may cause customers to cancel, reduce or delay orders that were either previously made or anticipated. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty, except for payment for services rendered, materials purchased and, in certain circumstances, charges associated with such cancellation, reduction or delay. Significant or numerous cancellations, reductions or delays in orders by customers, or any inability by customers to pay for services provided by the Company or to pay for components and materials purchased by the Company on such customers' behalf, could have a material adverse effect on the Company.

   Substantial Set-Up Costs for Manufacturing Customers. K-Byte Manufacturing targets customers requiring the production of a wide variety of technologically complex printed circuit board assemblies. The integration of new customers or new products of existing customers into K-Byte Manufacturing's facilities and processes involves a substantial amount of set-up costs which are incurred prior to any sales being generated from these customers. These set-up costs could have a material adverse effect on K-Byte Manufacturing's operating results.

   Competition; Effects on Gross Margin. Both Reptron Distribution and K-Byte Manufacturing face substantial competition. Many of the Company's competitors have significantly greater resources and broader name recognition than the Company. Reptron Distribution faces competition from hundreds of electronic component distributors of various sizes, locations and market focuses (e.g., military, commercial, consumer) and competes principally on the basis of product selection, reputation and value-added customer services. Vendor representation and product diversity create a segmentation among distributors. Reptron Distribution has several primary competitors that carry similar significant Japanese semiconductor vendors.
 K-Byte Manufacturing competes in a highly fragmented market composed of a diverse group of U.S. based contract manufacturers. The Company believes that the key competitive factors in its markets are manufacturing flexibility, price, manufacturing quality, advanced manufacturing technology and reliable delivery. Additionally, K-Byte Manufacturing also faces competition from current and prospective customers that evaluate the Company's capabilities against the merits of manufacturing products internally. There can be no assurance that the Company will be able to continue to compete effectively with existing or potential competitors.
In addition, gross margins in the businesses in which the Company competes have declined in recent years due to competitive pressures. The Company believes this trend will continue.

   Availability of Components. The Company relies on third-party suppliers for components used in its manufacturing process. Component shortages experienced by the Company and its suppliers may have a material adverse effect on customer orders for the services of both Reptron Distribution and K-Byte Manufacturing. At various times, there have been shortages of components in the electronics industry and from time to time the supply of certain electronic components is subject to limited allocations. If shortages of these or other components should occur in the future, the Company may be forced to delay manufacturing and shipment or to purchase components at higher prices (which it may not be able to pass on to its customers), which may have a material adverse effect on customer demand for the Company's services, on the Company's gross margins or both. Any of these events could have a material adverse effect on the Company.

   Dependence Upon Key Personnel. The success of the Company to date has been largely dependent upon the efforts and abilities of the senior management. The loss of their services for any reason could have a material adverse effect on the Company.

   Management of Growth. The Company has grown rapidly in recent years, with net sales increasing from approximately $127.0 million in 1993 to approximately $303.9 million in 1997. The ability to continue this growth rate will depend upon several factors, including the Company's ability to recruit, train and retain a skilled workforce to support its expanding operations. There can be no assurance that the Company will be able to sustain its historic rate of net sales growth, continue its profitable operations, develop the required workforce or manage any future growth successfully. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Volatility of Component Pricing. The Company sells a significant amount of commodity-type components that have historically experienced volatile pricing. These components include dynamic random access memory ("DRAM") and static random access memory ("SRAM") products. If market pricing for these components decreases significantly, the Company may experience periods when its investment in component inventory exceeds the market price of such components. Such market conditions could have a negative impact on sales and gross profit margins unless and until the Company's vendors reduce the cost of such components (through price protection rights, if any, outlined in the vendor agreements).

Reptron Distribution

   The Company was founded in 1973 in Detroit as a distributor of electronic components. From 1973 through 1989, the Company expanded by opening nine sales offices in the midwestern and southeastern U.S. Additional expansion has been generated through a series of acquisitions:

          In 1993, the Company acquired a distributor with offices in Philadelphia, Pennsylvania and Baltimore, Maryland.

          In 1995, the Company acquired Cronin Electronics with offices in Boston, Massachusetts and Hartford, Connecticut.

          In 1995, the Company acquired the electronic component distribution business of Western Micro Technology, Inc. with offices in Boston, Massachusetts; Irvine, Los Angeles, San Diego and San Jose, California; Portland, Oregon; and Seattle, Washington.

   Reptron Distribution now operates from 21 sales offices that allow the Company to market to over 85% of the total available electronic components market in the U.S.

   Products. Reptron Distribution represents over 60 vendor lines and distributes more than 31,000 separate items. The products that the Company distributes can be broadly divided into three main groups: semiconductors, passive products and electromechanical components.

   Semiconductors accounted for approximately 67% of Reptron Distribution's net sales in 1997. Reptron Distribution's product offering includes application specific integrated circuits ("ASICs"), a variety of memory devices (e.g., dynamic, static, programmable) and microprocessors and controllers produced by over 20 vendors. The Company represents a number of leading semiconductor manufacturers, including Chips & Technologies, Hitachi, NEC, OKI, Orbit Semiconductor and Sharp. Passive products and electromechanical components accounted for the remaining 33% of net sales of Reptron Distribution in 1997. Among these components are capacitors, resistors, relays, power supplies and connectors manufactured by over 35 vendors, such as Astec, Dale/Vishay, Potter & Brumfield and Sprague/Vishay. Reptron Distribution's largest four vendor lines represented 32.5% of Reptron Distribution's net sales in 1997 (20.0% of the Company's total net sales in 1997). See "Certain Considerations-Customer Concentration and Other Factors Affecting Operating Results."

   In December 1995, Reptron Distribution created its K-Byte Memory Module division, which is devoted solely to selling memory modules. This memory modules division employs a separate sales and support staff that focuses on a different market niche and customer base than was previously serviced by Reptron Distribution. This division sells primarily to computer integrators and value-added resellers. Sales in this niche are generally characterized by higher volumes, lower gross profit margins and lower selling, general and administrative expenses than other electronic component sales generated by Reptron Distribution. Sales from the memory module division have increased rapidly and accounted for 9.5% of Reptron Distribution's net sales in 1997 ( 5.9% of the Company's total net sales in 1997).

   Services. Reptron Distribution sells to over 7,000 customers representing diverse industries including robotics, telecommunications, computers and computer peripherals, consumer electronics, healthcare, industrial controls and contract manufacturing. Services provided to these customers include component sales, inventory replenishment programs, in-plant stores, component programming and EDI. During 1997, approximately 37% of Reptron Distribution net sales were generated through value-added services. The Company believes that an increasing percentage of Reptron Distribution's net sales will be generated through its value-added services as customers continue to search for ways to reduce costs. The Company has invested significantly in capital equipment and support staff to help increase net sales from value-added services. For its vendors, Reptron Distribution has developed product promotion and customer identification programs that help vendors build recognition of individual products and target and market to specific types of customers.

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

   Reptron Distribution's franchised vendors protect the Company against potential write-downs of inventories based upon vendors' price reductions or technological change. Under the terms of most of Reptron Distribution's franchised distributor agreements, if the Company complies with certain conditions, the vendor is required, pursuant to price protection privileges, to credit the Company for decreases in inventory value resulting from reductions in the vendor's list prices of the items.
 In addition, under the stock rotation terms of Reptron Distribution's franchised distributor agreements, the Company has the right to return to the vendor for credit against current obligations or future orders a specified portion of those inventory items purchased within a designated period. A vendor that elects to terminate a distributor agreement is generally required to purchase from the Company the total amount of its products carried in inventory. The Company believes that its distributor agreements are on terms and conditions consistent with industry standards.
 Most of the components sold through the memory module division formed in December 1995 are not supplied under distribution agreements with the Company's vendors, and consequently, this inventory is not subject to the price protection and stock rotation privileges.

   Sales and Marketing. Reptron Distribution has developed a focused sales strategy. Large key accounts are identified in each market and field sales personnel are assigned to serve these accounts directly. All other customers in each market are served by a corporate sales team which operates from the corporate headquarters. The corporate sales team also services customers in regions of the country where the Company does not have a sales office.

   Reptron Distribution's marketing plan also includes catalog sales, direct mail, print advertising, field sales events, customer identification programs, seminars and public relations efforts. The Company periodically publishes product catalogs. These catalogs complement the efforts of the sales force by extending the reach of the sales force beyond the immediate areas of the established offices and by building customer awareness of Reptron Distribution's name and product line.

   Customers. Reptron Distribution has over 7,000 customers located throughout the United States. Reptron Distribution's customers are in diverse industries, including robotics, telecommunications, computers and computer peripherals, consumer electronics, healthcare, industrial controls and contract manufacturing.

Property and Offices. The Company owns a 77,500 square-foot facility in Tampa, Florida, which houses centralized corporate support personnel, management staff and executive offices for Reptron Distribution and K-Byte Manufacturing. Reptron Distribution's main warehouse is located in a portion of a newly-constructed 150,000-square foot facility located adjacent to the Company's Tampa headquarters. Substantially all Reptron Distribution shipments originate from this warehouse. The Company leases twenty office suites serving as sales offices for Reptron Distribution. These offices average approximately 2,000 square feet in size and contain a small space for warehousing of inventory and sales materials. Lease terms on these facilities range from three to five years and expire at various dates through July 2002. One of these facilities, located in the Detroit area, is owned by the chief executive officer of the Company. The table below shows the location of each office and the date it was established.

               Office                          Date Established
               ------                          ----------------

               Detroit, Michigan                      1973
               Chicago, Illinois                      1979
               Tampa, Florida                         1982
               Atlanta, Georgia                       1985
               Ft. Lauderdale, Florida                1985
               Minneapolis, Minnesota                 1986
               Cleveland, Ohio (1)                    1988
               Huntsville, Alabama                    1988
               Raleigh, North Carolina                1989
               Philadelphia, Pennsylvania (2)         1993
               Baltimore, Maryland (2)                1993
               San Jose, California                   1994
               Boston, Massachusetts (3)              1995
               Hartford, Connecticut (3)              1995
               Hauppauge (Long Island), New York      1995
               Irvine, California (4)                 1995
               Portland, Oregon (4)                   1995
               San Diego, California (4)              1995
               Seattle, Washington (4)                1995
               Salem, New Hampshire (5)               1996
               Richardson, Texas                      1997


K-Byte Manufacturing

   The Company entered into the contract manufacturing business through its acquisition of K-Byte Manufacturing in 1986. K-Byte Manufacturing's net sales have grown from approximately $2 million in 1986 to approximately $117 million in 1997.

   Manufacturing Operations. K-Byte Manufacturing provides turnkey manufacturing services, including the purchase of customer-specified components from its extensive network of component suppliers (including Reptron Distribution), assembly of components onto printed circuit boards and performance of post production testing. In addition, approximately 24% of K-Byte Manufacturing's 1997 net sales were generated by total box build assembly. K-Byte Manufacturing attempts to perform as much of a given manufacturing process as is feasible and generally does not perform labor-only, consignment assembly functions unless they may provide a direct route to turnkey contracts.

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

   K-Byte Manufacturing is able to efficiently manage its materials procurement and inventory management functions. The inherent scheduling and procurement challenges in low-to-medium volume production of a large number of different circuit board assemblies requires a high level of expertise in material procurement. K-Byte Manufacturing obtains its electronic components from a wide variety of manufacturers and distributors, some of which are procured through Reptron Distribution.

   Marketing and Customers. K-Byte Manufacturing follows a well-defined marketing strategy, which includes the following key elements:

   Target Customers Requiring Low-to-Medium Volume Production of Multiple Products. K-Byte Manufacturing focuses on complex assemblies in low-to-medium volumes for commercial and industrial customers. The Company has not been a manufacturer of high volume printed circuit board assemblies for personal computers, consumer products or the automotive industries. K-Byte Manufacturing targets customers requiring a high number of different circuit board assemblies, thereby minimizing the exposure to any one product made for a specific customer. K-Byte Manufacturing focuses on the low-to-medium volume batch business because of its reduced volatility. K-Byte Manufacturing has access to a significant number of these kinds of customers through its relationship with Reptron Distribution.

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

   Maintain a Diverse Customer and Industry Base. The Company targets customers in the telecommunications, healthcare devices, banking and industrial/instrumentation controls industries and seeks to maintain a diversity of customers among these industries and within each industry. In addition, the Company believes that the industries that it targets make products that generally have longer life cycles, more stable demand and less price pressure compared to consumer oriented products.

   The marketing cycle for customers meeting these criteria tends to span six-to-twelve months. Additionally, the start-up phase for these kinds of engagements spans another six months. During this phase, significant investments are made by K-Byte Manufacturing and the customer to successfully launch a high number of different, complex circuit board assemblies. K-Byte Manufacturing works closely with its customers in all phases of design, start-up and production and develops a close working relationship with the customer. These relationships, and the investments made both in time and financial resources by the customer and K-Byte Manufacturing, promote long-term customer loyalty.

   Reptron Distribution provides a comprehensive marketing effort for K-Byte Manufacturing. Reptron Distribution has approximately 65 field sales personnel who transact business with over 7,000 customers and are trained to identify potential customers for K-Byte Manufacturing. The Reptron Distribution sales personnel are motivated through sales commissions to promote K-Byte Manufacturing.

   Using the Reptron Distribution sales force to market K-Byte Manufacturing has proven to be successful as 35 of 39 customers serviced by K-Byte Manufacturing in 1997 have come from the Reptron Distribution channel. Additionally, the use of the Reptron Distribution sales force reduces the overall selling costs for K-Byte Manufacturing. Other contract manufacturers often use commissioned manufacturers' sales representatives, which is generally a more costly method of selling.

   K-Byte Manufacturing seeks to maintain diversity within its customer base and industries served. During, 1997, K-Byte Manufacturing had 39 principal customers, with the largest three customers representing 15.2%, 9.9% and 7.7% of K-Byte Manufacturing's 1997 net sales (5.8%, 3.8% and 2.9% of total Company net sales). During 1996, K-Byte Manufacturing had approximately 36 customers, with the largest three customers representing 15.9%, 9.9% and 8.9% of K-Byte Manufacturing's 1996 net sales (6.0%, 3.7% and 3.3% of total Company net sales in 1996). The following table sets forth the number of principal customers and percentage of K-Byte Manufacturing sales derived from various industries for 1996 and 1997.

                                     1996                     1997
                             ---------------------    ---------------------
  Industry                   Customers  % of Sales    Customers  % of Sales
--------------------------   ---------  ----------    ---------  ----------
Industrial/Instrumentation      11         24.6%         17         29.2%
Telecommunications               6         22.3           6         20.5
Banking                          2         20.2           2         19.0
Healthcare                       5         15.1           7         22.0
Mass Storage                     2          8.5           2          0.7
Office Products                  2          7.3           2          6.1
Other                            8          2.0           3          2.5

   Training. The Company believes that its highly trained and productive work force is an essential element in its ability to compete effectively, and the Company is committed to investing in training its employees. K-Byte Manufacturing has developed a formal training program taught by Company employees at an in-house "K-Byte Academy," which includes classes in technical training and employee personal skills in areas such as communication, team building and leadership. Additionally, K-Byte Manufacturing cross-trains its employees to perform multiple job functions.

   Manufacturing Facilities. K-Byte Manufacturing operates three plants. The Gaylord, Michigan facility is owned by the Company and was constructed in 1988. The Company completed a 22,000 square foot addition to this plant in 1995 and this facility now totals approximately 72,000 square feet. The Tampa, Florida 150,000 square foot manufacturing and warehouse facility was completed in the first quarter of 1997. These manufacturing facilities are equipped with advanced SMT assembly equipment and PTH insertion equipment. The Company has a variety of automated and manual test equipment capable performing in-circuit and functional testing, as well as a skilled staff of technicians who perform customer-specific or product-specific testing requirements. The Saline, Michigan plant is located in a 15,000 square foot, rented building. This facility is equipped for prototype assembly and shorter production runs. [services that cannot be efficiently provided at the larger plants].

   The Tampa, Florida manufacturing plant accounted for approximately 56% of K-Byte Manufacturing's 1997, net sales with the Gaylord, Michigan plant totaling approximately 41% of 1997 net sales and the Saline, Michigan, short production run plant accounting for the remaining 3% of 1997 net sales.

Competition

   Both Reptron Distribution and K-Byte Manufacturing face substantial competition. Many of the Company's competitors in each division have significantly greater financial resources and broader name recognition than the Company. Reptron Distribution faces competition from hundreds of electronic component distributors of various sizes, locations and market focuses (e.g. military, commercial, consumer) and competes principally on the basis of product selection and value-added customer service. Vendor representation and product diversity create a segmentation among distributors. Reptron Distribution has several primary competitors that carry similar significant Japanese semiconductor vendors. Reptron Distribution attempts to differentiate itself from these competitors through its wide offering of value-added services, including contract manufacturing (through K-Byte Manufacturing).

   K-Byte Manufacturing competes in a highly fragmented market composed of a diverse group of U.S. based contract manufacturers. The Company believes that the key competitive factors in its markets are manufacturing flexibility, price, manufacturing quality, advanced manufacturing technology and reliable delivery. Many contract manufacturers operate high-volume facilities and focus on target markets, such as the computer industry, that K-Byte Manufacturing does not seek to serve. K-Byte Manufacturing considers its key competitive advantages to include its expertise in low-to-medium volume, flexible batch processing, its provision of value-added services and its material management techniques. The Company believes that K-Byte Manufacturing's expertise in flexible, batch processing differentiates it from its high-volume competitors because of the relative complexity of economically fulfilling a large number of batch contracts. The Company believes that by focusing on low-to-medium volume production runs, by manufacturing products using Reptron Distribution's product line and by leveraging Reptron Distribution's sales force and customer base, K-Byte Manufacturing competes effectively. See "Certain Considerations-Competition; Effects on Gross Margin."


Management Information Systems

   The Company has made significant investments in computer hardware, software and Management Information Systems ("MIS") personnel. The Reptron Distribution and K-Byte Manufacturing MIS departments employ 26 individuals who are responsible for hardware upgrades, maintenance of current software and related data bases and augmenting software packages with custom programming.

   The Company operates MIS departments within Reptron Distribution and K-Byte Manufacturing with UNIX-based software packages written in a fourth generation language. Reptron Distribution operates an integrated distribution software package that has been greatly enhanced with custom programming. This system allows management to direct the entire Reptron Distribution operation by connecting all twenty-one sales offices to the corporate headquarters. In 1996, Reptron Distribution significantly upgraded the software which operates its main warehouse in Tampa, Florida. This upgrade combines bar code technology with sophisticated conveyor systems and random storage of electronic components. The entire warehouse system is controlled and organized by software written and implemented by the Company's MIS staff. The Reptron Distribution software package accommodated the integration of two businesses purchased in 1995 and is expected to be sufficient for the Company's growth strategy. K-Byte Manufacturing operates an integrated MRP II package which has also been greatly enhanced by the Company's MIS staff through custom programming. This system is used to operate and integrate all three manufacturing plants with central administrative functions. The K-Byte Manufacturing software system is also expected to accommodate the Company's growth strategy.

   The UNIX-based software used by the Company may be operated on a variety of hardware platforms. Therefore, the Company is not restricted to the use of computer hardware from any one supplier and does not have the constraints associated with proprietary hardware or software.

   In 1997, the Company converted its hardware systems to a client server based system. This system should improve productivity and facilitate the integration of internet and intranet software applications. The Company currently maintains a web home page that provides a wide variety of information as well as links to vendors and customers.

Backlog

   Backlog of Reptron Distribution as of December 31, 1997 was approximately $35.1 million, as compared to approximately $36.6 million at December 31, 1996. Reptron Distribution includes in backlog only those product shipment orders for which a confirmed customer order has been received on the date on which the backlog is computed. A portion of Reptron Distribution's sales are generated through its in-plant store value-added program (See "Business-Reptron Distribution-Services"). These orders are not included in backlog as the booking and billing are both recorded when the customer pulls inventory from the in-plant store. In 1997, 17.6% of Reptron Distribution's sales were generated by in-plant stores as compared to 19.8% in 1996. Backlog for K-Byte Manufacturing totaled $25.2 million as of December 31, 1997 and $38.8 million as of December 31, 1996. K-Byte Manufacturing includes in backlog only specific purchase orders or product releases that it has received from its customers. Typically, customers release orders to K-Byte Manufacturing in 120-day increments. Because of the possibility of customer changes in delivery schedules, cancellations of orders and potential delays in product shipment and performance, the Company's backlog on any particular date may not be representative of revenues for any succeeding period.

Employees

   As of January 1, 1998, the Company employed 1,312 persons, of whom 357 were dedicated to Reptron Distribution, 944 were dedicated to K-Byte Manufacturing and 11 were corporate employees. The Company has no collective bargaining agreements with any of its employees, has never experienced any material labor disruption and is not aware of any current efforts or plans to organize its employees.


Item 2.  Properties

   The Company occupies a number of facilities located throughout the United States. Currently, it operates three manufacturing facilities, twenty-one sales offices, one main warehouse and a corporate headquarters facility.

   Owned facilities. The Company owns a 77,500 square foot facility in Tampa, Florida which houses corporate personnel, management staff and executive offices for Reptron Distribution and K-Byte Manufacturing. The Tampa sales office and corporate sales operations for Reptron Distribution are also located in this facility. The Company also owns a 150,000 square foot facility located on property adjacent to the corporate headquarters facility. The Tampa K-Byte Manufacturing plant and the main warehouse for Reptron Distribution occupy this 150,000 square foot facility. This new building was completed in the first quarter of 1997 at a cost of approximately $8.0 million, exclusive of land costs. These two buildings, located in Tampa, Florida, have been financed through a real estate mortgage (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). The debt outstanding on these facilities totaled approximately $8.5 million as of December 31, 1997.

   The Company also owns a 72,000 square foot K-Byte Manufacturing facility in Gaylord, Michigan. This plant was constructed in 1988 and a 22,000 square foot addition was completed in the fourth quarter of 1995. The Gaylord facility is subject to two mortgages totaling approximately $955,000.

   Leased facilities. The Company leases a 15,000 square foot facility in Saline, Michigan which houses a K-Byte Manufacturing plant designed to service smaller production runs. The Company also leases twenty office suites serving as sales offices for Reptron Distribution. These offices average approximately 2,000 square feet in size and contain a small space for warehousing inventory and sales materials. Lease terms on these offices range from three to five years and expire at various dates through July, 2002. One of these locations, in the Detroit area, is owned by the Chief Executive Officer of the Company.

Item 3.  Legal Proceedings

   The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims which were outstanding as of December 31, 1997 should have a material adverse impact on its financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ending December 31, 1997.

                                PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters

   The Company's common stock is traded on The NASDAQ National Market System under the symbol "REPT". The following table sets forth for the periods indicated, the high and low closing prices of the common stock as reported by The NASDAQ National Market System.


             Fiscal 1996                               High          Low
             -----------                               ----          ---
             First Quarter                           $16 1/2       $12 1/2
             Second Quarter                          $19           $14 3/4
             Third Quarter                           $18 1/2       $15 1/4
             Fourth Quarter                          $20 3/4       $16 1/2

             Fiscal 1997                               High         Low
             -----------                               ----         ---
             First Quarter                           $23 3/4       $18
             Second Quarter                          $24 1/2       $17 5/8
             Third Quarter                           $26 1/4       $17
             Fourth Quarter                          $16 3/4       $10

             Fiscal 1998                               High         Low
             -----------                               ----         ---
             First Quarter (through March 26, 1998)  $12 7/8       $10 3/8

   On March 26, 1998, the last sale price of the common stock as reported by The NASDAQ National Market System was $12 7/8 per share.

   As of March 6, 1998 there were approximately 107 holders of record of the Company's common stock and approximately 2,000 beneficial shareholders.

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

                                                    Year Ended December 31,
                                       ----------------------------------------------
                                        1993        1994        1995        1996        1997
                                     ---------   ---------   ---------   ---------   ---------
                                          (In thousands, except share and per share data)
Operating Statement Data:
Net sales, Reptron Distribution     $   71,346  $   96,003  $  140,146  $  168,279  $  187,267
Net sales, K-Byte Manufacturing         55,661      68,002      83,198     100,658     116,644
                                     ---------   ---------   ---------   ---------   ---------

   Total net sales                  $  127,007  $  164,005  $  223,344  $  268,937  $  303,911
                                     =========   =========   =========   =========   =========
Gross profit, Reptron Distribution  $   15,245  $   18,780  $   26,057  $   34,214  $   35,376
Gross profit, K-Byte Manufacturing       9,023      11,431      13,531      17,382      18,781
                                     ---------   ---------   ---------   ---------   ---------
   Total gross profit                   24,265      30,211      39,588      51,596      54,157
Selling, general and administrative
   expenses                             16,455      19,051      26,011      34,770      38,156
                                     ---------   ---------   ---------   ---------   ---------
Operating income                         7,813      11,160      13,577      16,826      16,001
Interest expense, net                    1,811       1,474       2,767       4,025       6,184
                                     ---------   ---------   ---------   ---------   ---------
Earnings before income taxes             6,002       9,686      10,810      12,801       9,817
Income taxes                             2,400       3,823       4,324       5,148       3,677
                                     ---------   ---------   ---------   ---------   ---------
Net earnings                        $    3,602  $    5,863  $    6,486  $    7,653  $    6,140
                                     =========   =========   =========   =========   =========
Net earnings per share - basic      $      .85  $     1.05  $     1.07  $     1.26  $     1.01
                                     =========   =========   =========   =========   =========
Weighted average number of shares
 used in computing above amounts     4,230,769   5,581,105   6,046,159   6,058,889   6,077,084
                                     =========   =========   =========   =========   =========
Net earnings per share - diluted    $      .85  $     1.03  $     1.05  $     1.24  $      .98
                                     =========   =========   =========   =========   =========
Weighted average number of shares
 used in computing above amounts     4,241,605   5,694,092   6,163,094   6,179,458   6,247,040
                                     =========   =========   =========   =========   =========

                                                            December 31,
                                     ---------------------------------------------------------
                                        1993        1994        1995        1996        1997
                                     ---------   ---------   ---------   ---------   ---------
                                                            (In thousands)
Balance Sheet Data:
Working capital                    $    28,328  $   40,490  $   75,629  $   77,231  $  137,573
Total assets                            51,917      70,073     133,738     138,632     222,514
Long-term obligations, including
  note payable and current portion      28,797      20,798      65,110      67,345     133,693
Shareholders' equity                     7,436      34,415      40,948      48,690      54,975



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This document contains certain forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Factors that could cause actual results to differ materially include the following: business conditions and growth in the Company's industry and in the general economy; competitive factors; risks due to shifts in market demand; the ability of the Company to complete acquisitions; and the risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission as well as assumptions regarding the foregoing. The words "believe", "estimate", "expect", "intend", "anticipate", and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.

   This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

General

   The Company has grown rapidly through the implementation of its strategy of integrating value-added distribution services with contract manufacturing. Since the acquisition of K-Byte Manufacturing in 1986, the Company's net sales have increased from approximately $25 million to approximately $304 million in 1997. The Company has also focused on improving its operating margin through such measures as: (i) shifting Reptron Distribution's business mix from standard component sales to higher margin value-added services, which now represent 37% of its net sales; (ii) continuing to increase the number of customers using both of the Company's distribution and contract manufacturing services, thereby lowering overall selling expenses; (iii) investing in facilities technology in order to improve efficiencies; and (iv) creating a corporate sales operation to more efficiently access smaller volume customers.

   K-Byte Manufacturing offers contract manufacturing services to its customers on a turnkey basis pursuant to customer designs. In turnkey contracts, K-Byte Manufacturing purchases the electronic components and other material used in assembly and charges for these items in addition to its labor and manufacturing costs. For strategic reasons, K-Byte Manufacturing does not pursue consignment business in which the customer supplies the product material and pays only for labor and manufacturing costs. The Company believes that by retaining total responsibility for material procurement it can achieve greater control of the manufacturing process and can leverage the strengths of Reptron Distribution. The marketing cycle for K-Byte Manufacturing engagements tends to span six to twelve months and the start-up phase typically spans another six months. During start-up, significant investments are made by K-Byte Manufacturing and its customers to prepare for the successful launch of the contract manufacturing engagement. K-Byte Manufacturing's contracts with customers address the customers' obligations relative to cancellation, component price increases, engineering change notices, inventory (stores, work-in-process and vendor stock) and payment terms.

   In 1995, in order to expand Reptron's geographic presence, the Company acquired substantially all of the assets and certain liabilities of Cronin Electronics, Inc. and the electronic components distribution business of Western Micro Technology, Inc. (collectively, the "1995 Acquisitions"). The 1995 Acquisitions, which were accounted for using the purchase method, involved a total consideration of $19.5 million, consisting of $12.6 million in cash and the balance in assumed liabilities.

   In December 1995, the Company also created a division devoted solely to selling memory modules. This division sells memory modules primarily to computer integrators and value-added resellers, a customer base not historically served by Reptron Distribution.

  Sales in this market segment are generally characterized by lower gross margins and lower selling, general and administrative expenses than other sales generated by Reptron Distribution. Sales from this division have increased rapidly and accounted for 10.2% and 9.5% of Reptron Distribution's net sales in 1996 and 1997, respectively (6.4% and 5.8% of the Company's total net sales in 1996 and 1997, respectively).

   Sales for Reptron Distribution and K-Byte Manufacturing are recognized upon shipment, except for sales from in-plant stores. Sales from in-plant stores are recognized when a customer removes a product from the Company's in-plant inventory. Sales from in-plant stores represented 19.8% and 17.6% of Reptron Distribution's and 11.2% and 1.7% of K-Byte Manufacturing's 1996 and 1997 net sales, respectively (16.6% and 11.2% of the Company's total net sales in 1996 and 1997, respectively). In-plant inventories are tracked using bar-code labeling technology or frequent inventory counts. Cost of sales for Reptron Distribution includes only the cost of materials (electronic components). Cost of sales for K-Byte Manufacturing includes the cost of materials, labor and manufacturing overhead. Certain 1995 and 1996 costs of goods sold and selling, general and administrative costs have been reclassified to correspond to the 1997 presentation.

   During the fourth quarter of 1997, the Company reorganized many of its operations, including the decentralization of the following functions: MIS, accounting, payroll, credit and collections, engineering and human resources. The needs of Reptron Distribution and K-Byte Manufacturing differ and management believes that a more focused organizational structure will prove to be beneficial. This decentralized organizational structure should allow each division to focus on all aspects of their business operations and the critical factors required to be successful within a very competitive marketplace. The Company's senior management, treasury and finance and legal functions remain centralized to ensure a consistent level of corporate strategy and oversight.

Results of Operations

   The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by each line item presented, except for Reptron Distribution and K-Byte Manufacturing gross profit, which is presented as a percentage of net sales of the respective segments:

                                                  Year Ended December 31,
                                             ------------------------------
                                               1995       1996       1997
                                             --------   --------   --------
Net sales, Reptron Distribution .............   62.7%      62.6%      61.6%
Net sales, K-Byte Manufacturing .............   37.3       37.4       38.4
                                             --------   --------   --------
   Total net sales ..........................  100.0%     100.0%     100.0%
                                             ========   ========   ========
Gross profit, Reptron Distribution ..........   18.6%      20.3%      18.9%
                                             ========   ========   ========
Gross profit, K-Byte Manufacturing ..........   16.3%      17.3%      16.1%
                                             ========   ========   ========
Total gross profit ............................ 17.7%      19.2%      17.8%
Selling, general and administrative expenses .. 11.6       12.9       12.6
                                             --------   --------   --------
Operating income ...........................     6.1%       6.3%       5.2%
Interest expense ............................... 1.2        1.5        2.0
                                             --------   --------   --------
Earnings before income taxes ................    4.9%       4.8%       3.2%
                                             ========   ========   ========
Net Earnings .................................   2.9%       2.8%       2.0%
                                             ========   ========   ========

1997 Compared to 1996

   Net Sales. Total net sales increased $35.0 million, or 13.0%, from $268.9 million in 1996 to $303.9 million in 1997.

   Reptron Distribution net sales increased $19.0 million, or 11.3%, from $168.3 million in 1996 to $187.3 million in 1997. The largest customer of the Company is a customer of both Reptron Distribution and K-Byte Manufacturing. This customer accounted for approximately 14.0% of Reptron Distribution 1997 net sales, 1.5% of K-Byte Manufacturing 1997 net sales and 9.2% of total Company 1997 net sales. The highest volume sales office accounted for 20.9% of total Reptron Distribution net sales.

   Sales of semiconductors, passive components and electromechanical components accounted for 66.8%, 24.9% and 8.3%, respectively, of Reptron Distribution's 1997 net sales. The percentage of net sales revenue derived from semiconductor sales decreased from 74.8% in 1996, primarily as a result of the decline in average selling prices for SRAMS and DRAMS. Reptron Distribution's major vendor lines remained relatively stable in 1997, with sales generated from the top four vendors accounting for approximately $60.9 million, or 32.5% of Reptron Distribution's 1997 net sales, as compared with approximately $63.0 million or 37.5% of Reptron Distribution's 1996 net sales.

   K-Byte Manufacturing net sales increased $15.9 million, or 15.9%, from $100.7 million in 1996 to $116.6 million in 1997. Sales to new customers accounted for approximately $11.7 million of the increase in net sales in 1997. The remainder of the increase in net sales, approximately $4.2 million, was generated by the previously existing K-Byte Manufacturing customer base. K-Byte Manufacturing transacted business with approximately 39 customers in 1997 with the largest three customers representing approximately 15.2%, 9.9% and 7.7%, respectively, of K-Byte Manufacturing 1997 net sales (5.8%, 3.8% and 2.9% of the Company's total 1997 net sales).
 Sales to customers in the industrial/instrumentation industry accounted for 29.2% of K-Byte Manufacturing 1997 net sales, while sales to customers in the healthcare industry, telecommunications industry and banking industry accounted for 22.0%, 20.5% and 19.0%, respectively, of net sales in 1997.

   The Tampa, Florida manufacturing plant accounted for 55.7% of K-Byte Manufacturing 1997 net sales, with the Gaylord, Michigan plant totaling 40.6% of 1997 net sales and the Saline, Michigan, short production run plant, accounting for the remaining 3.7%.

   Gross Profit. Total gross profit increased $2.6 million, or 5.0%, from $51.6 million in 1996 to $54.2 million in 1997. Gross margin decreased from 19.2% in 1996 to 17.8% in 1997.

   Reptron Distribution's gross profit increased $1.2 million, or 3.4%, from $34.2 million in 1996 to $35.4 million in 1997 and the gross margin decreased from 20.3% in 1996 to 18.9% in 1997. This decrease in gross margin is primarily attributed to industry-wide semiconductor pricing declines and increased competition. For example, although 1997 memory module division units shipped increased approximately 69.0%, 1997 memory module division net sales increased by only 3.0%.

   K-Byte Manufacturing's gross profit increased $1.4 million, or 8.0%, from $17.4 million in 1996 to $18.8 million in 1997. The gross margin decreased from 17.3% in 1996 to 16.1% in 1997. During 1997, nine new customers were integrated into the K-Byte contract manufacturing operation.
 In order to meet the demands of this integration process, the Company added significant production staff which resulted in production inefficiencies and declining margins. These actions were necessary to meet the demand of existing customers as well as the commitments made to the new customers.

   Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased $3.4 million, or 9.7%, from $34.8 million in 1996 to $38.2 million in 1997. The increase in expense is primarily reflective of investments in senior management and field application engineers, as well as, higher variable costs associated with the increase in net sales. These expenses, as a percentage of net sales, decreased from 12.9% in 1996 to 12.6% in 1997.

   Interest Expense. Net interest expense increased $2.2 million, or 53.6%, from $4.0 million in 1996 to $6.2 million in 1997. In August, 1997, the Company issued $115.0 million of subordinated convertible notes at a coupon rate of 6.75%. A portion of the proceeds were used to pay down existing indebtedness under a revolving credit facility. The remainder of the proceeds have been invested in short-term municipal bonds. The increase in net interest expense is primarily attributed to the net increase in outstanding net debt (total debt less cash) of $11.7 million from $66.9 million as of December 31, 1996 to $78.6 million as of December 31, 1997.

1996 Compared to 1995

   Net Sales. Total net sales increased $45.6 million, or 20.4%, from $223.3 million in 1995 to $268.9 million in 1996.

   Reptron Distribution net sales increased $28.2 million, or 20.1%, from $140.1 million in 1995 to $168.3 million in 1996. The memory module division, established in December 1995, accounted for approximately $17.2 million of the increase in net sales in 1996. Approximately $7.0 million of the increase in net sales in 1996 was attributable to the 1995 Acquisitions. In addition, approximately $3.2 million of the increase in 1996 net sales was attributable to net sales from sales offices with greater than twelve months of sales history. The remainder of the net sales increase, approximately $800,000, was generated by a new sales office.

   Sales of semiconductors, passive components and electromechanical components accounted for 74.8%, 20.2% and 5.0%, respectively, of Reptron Distribution's 1996 net sales. The percentage of net sales derived from semiconductor sales increased from 73.8% in 1995, primarily as a result of the sales generated by the memory module division, established in December 1995. Sales generated from the top four vendors accounted for approximately $63.0 million, or 37.5% of Reptron Distribution's 1996 net sales.

   K-Byte Manufacturing net sales increased $17.5 million, or 21.0%, from $83.2 million in 1995 to $100.7 million in 1996. Approximately $13.0 million of the increase in net sales was generated by the previously existing K-Byte Manufacturing customer base. The remainder of the increase in net sales, approximately $4.5 million, was generated by sales to new customers. K-Byte Manufacturing transacted business with approximately 35 customers in 1996 with the largest three customers representing approximately 16.1%, 10.1% and 8.9%, respectively, of K-Byte Manufacturing

1996 net sales (6.0%, 3.7%, and 3.3% of total Company net sales). Sales to customers in the telecommunications industry accounted for 22.3% of K-Byte Manufacturing 1996 net sales, while sales to customers in the banking industry accounted for 20.2% of net sales, and sales to customers in the healthcare industry accounted for 15.1% of net sales.

   The Tampa, Florida manufacturing plant accounted for 60.4% of 1996 K-Byte Manufacturing net sales, with the Gaylord, Michigan plant totaling 36.0% of net sales and the Saline, Michigan, short production run plant accounting for the remaining 3.6%.

   Gross Profit. Total gross profit increased $12.0 million, or 30.3%, from $39.6 million in 1995 to $51.6 million in 1996. The gross margin for the Company increased from 17.7% in 1995 to 19.2% in 1996.

   Reptron Distribution's gross profit increased $8.1 million, or 31.3%, from $26.1 million in 1995 to $34.2 million in 1996 and the gross margin increased from 18.6% in 1995 to 20.3% in 1996. The increase in gross margin in 1996 was primarily the result of an increase in the percentage of sales that were generated from Reptron Distribution's value-added services. The increase in gross margin was generated despite the negative impact of lower margin sales generated by the memory module division.

   K-Byte Manufacturing's gross profit increased $3.9 million, or 28.5%, from $13.5 million in 1995 to $17.4 million in 1996. The gross margin increased from 16.3% in 1995 to 17.3% in 1996. Price reductions for many types of electronic components used by K-Byte Manufacturing helped improve the gross margin. In addition, the increase in net sales has resulted in spreading overhead cost over a larger sales base, allowing for higher gross margins.

   Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased $8.8 million, or 33.7%, from $26.0 million in 1995 to $34.8 million in 1996. These expenses, as a percentage of net sales, increased from 11.6% in 1995 to 12.9% in 1996. Increases in K-Byte Manufacturing support staff required to manage the increased sales activity accounted for approximately $3.1 million of the increase in selling, general and administrative expenses in 1996. The 1995 Acquisitions accounted for approximately $2.6 million of the increase and the remainder of the increase resulted from higher variable costs associated without the increase in Reptron Distribution's net sales.

   Interest Expense. Interest expense increased $1.2 million, or 45.5%, from $2.8 million in 1995 to $4.0 million in 1996. This increase resulted primarily from a 46.7% increase in the average borrowings outstanding under the Revolving Credit Facility, from $34.3 million in 1995 to $50.3 million in 1996. The increased borrowings were used to fund higher working capital needs.

Currency Fluctuation

   The Company pays for its purchases from foreign sources, including Japanese manufacturers, in U.S. dollars, which reduces the adverse effects of currency fluctuations. The Company has not experienced substantial adverse effects from currency fluctuations to date.


Liquidity and Capital Resources

   The Company primarily finances its operations through subordinated notes, bank credit lines, capital equipment leases and short-term financing through supplier credit lines. In August 1997, the Company completed a $115.0 million subordinated convertible debt offering. The proceeds were used to repay borrowings outstanding under the Company's Revolving Credit Facility.

   Pursuant to the Company's Amended and Restated Revolving Credit Facility (the "Credit Facility"), four lenders have made available to the Company a $15 million revolving credit facility through June 30, 1999. The lenders may advance funds to the Company pursuant to two types of loans, each of which bears a separate rate of interest. As long as the Company is not in default under the Credit Facility, and upon notice to the lender, the Company may convert advances from one type of loan to the other.
Borrowings under the Credit Facility are collateralized by all of the Company's inventory and accounts receivable. The Credit Facility contains certain financial covenants including, requiring the Company to maintain a minimum tangible net worth, maintain various financial ratios and limit the amount of capital expenditures. In addition, the Credit Facility requires the financial institutions' approval of dividends in excess of the lesser of $1,000,000 or 25% of net earnings, thereby restricting the distribution of the retained earnings of the Company. The Company was in compliance with all financial covenants as of December 31, 1997. No amounts were outstanding under the Credit Facility as of December 31, 1997.

   The Company has entered into various capital lease transactions with several leasing companies to finance capital expenditures, primarily for K-Byte Manufacturing. These leases had an aggregate balance outstanding of $7.2 million as of December 31, 1997. The leases bear interest at rates ranging from 7.4% to 11.1% and expire at various dates through July, 2002.

   The Company's operating activities used cash of approximately $3.1 million in 1997. This decrease in liquidity resulted primarily from a $10.0 million increase in inventories, a $5.2 million increase in accounts receivable, and a $10.8 million increase in other assets and prepaid expenses. The increase in other assets and prepaid expenses resulted primarily from underwriters fees in conjunction with the subordinated convertible debt offering and customer set-up costs incurred by K-Byte Manufacturing. These items were offset by net earnings of $6.1 million, a $6.4 million increase in accounts payable, a $3.1 million increase in accrued expenses and a $1.3 million increase in deferred revenue. The increase in inventory resulted primarily from an decrease in Reptron Distribution's average inventory turns from 4.4 times in 1996 to 3.8 times in 1997. K-Byte Manufacturing's average inventory turns decreased from 3.5 times in 1996 to 3.3 times in 1997. The Company's accounts receivable collections averaged 51 days as of December 31, 1997 and December 31, 1996.

   The Company's capital expenditures, including capital leases, were approximately $10.2 million in 1995, $12.8 million in 1996 and $8.8 million in 1997. In 1995, the Company added 22,000 square feet onto its K-Byte Manufacturing facility in Gaylord, Michigan and initiated construction on a 150,000 square-foot building adjacent to the corporate headquarters in Tampa, Florida. This building was completed in the first quarter of 1997 and is used as the main warehouse for Reptron Distribution and the Tampa K-Byte Manufacturing facility. These items accounted for approximately $3.0 million of the 1995 capital expenditures total. The continuing construction of the 150,000 square foot building accounted for approximately $5.9 million of the 1996 capital expenditures. Reptron Distribution warehouse equipment represented approximately $750,000 of the 1996 total capital expenditures. The remainder of the capital expenditures in years 1994 through 1997 were primarily for the acquisition of manufacturing equipment for use in K-Byte Manufacturing. Capital expenditures during the years 1994 through 1997 were funded through capital leases and bank financing.

   On December 18, 1997, the Company announced that its Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's Common Stock on the open market. The Company has not yet commenced this stock repurchase.

   On February 24, 1998 the Company announced it had signed a letter of intent to acquire Hibbing Electronics Corporation, of Hibbing, Minnesota, by way of a merger with Hibbing's parent company. The Company believes available cash reserves and credit facilities will be sufficient to fund this transaction.

   The Company believes that cash generated from operations, available cash reserves and credit facilities will be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. The Company's future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities and possible acquisitions. In particular, if cash flow from operations and available credit facilities are not sufficient, the Company will be required to seek additional financing. While there can be no assurance that such financing would be available in amounts and on terms acceptable to the Company, the Company believes that such financing would likely be available on acceptable terms.

Item 8.   Financial Statements and Supplementary Data

   The financial statements required by this Item are contained in pages F-1 through F-24 of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   None

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant

   Information required by this Item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Shareholders to be held May 15, 1998.

Item 11.   Executive Compensation

   Information required by this Item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Shareholders to be held May 15, 1998.

Item 12.   Security Ownership of Certain Beneficial Owners and
Management

   Information required by this Item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Shareholders to be held May 15, 1998.

Item 13.   Certain Relationships and Related Transactions

   Information required by this Item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Shareholders to be held May 15, 1998.

                         REPTRON ELECTRONICS, INC.

                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULE




                                                                 Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                F-2


CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets as of December 31, 1996 and 1997    F-3

  Consolidated Statements of Earnings for the years ended
    December 31, 1995, 1996 and 1997                              F-4

  Consolidated Statement of Shareholders' Equity for the years
    ended December 31, 1995, 1996 and 1997                        F-5

  Consolidated Statements of Cash Flows for the years ended
    December 31, 1995, 1996 and 1997                              F-6

  Notes to Consolidated Financial Statements                      F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
  ON SCHEDULE                                                    F-23

  Schedule II -- Valuation and Qualifying Accounts for
    the years ended December 31, 1995, 1996 and 1997             F-24




             Report Of Independent Certified Public Accountants
             --------------------------------------------------




Board of Directors
Reptron Electronics, Inc.


We have audited the accompanying consolidated balance sheets of Reptron Electronics, Inc. and its wholly owned subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reptron Electronics, Inc. as of December 31, 1996 and 1997, and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




GRANT THORNTON LLP


Tampa, Florida
February 24, 1998





                                 REPTRON ELECTRONICS, INC.

                                CONSOLIDATED BALANCE SHEETS

                             (in thousands, except share data)

                                         ASSETS
                                                                 December 31,
                                                               1996        1997
                                                             --------    --------
CURRENT ASSETS
  Cash and cash equivalents                                  $    479    $ 55,135
  Accounts receivable - trade, less allowances
    for doubtful accounts of $180 and $350, respectively       39,807      45,033
  Inventories                                                  58,694      68,732
  Prepaid expenses and other                                    2,764       3,907
  Deferred tax benefit                                            138         110
                                                              -------     -------
     Total current assets                                     101,882     172,917

PROPERTY, PLANT AND EQUIPMENT - AT COST, NET                   30,869      35,404
EXCESS OF COST OVER NET ASSETS ACQUIRED, NET                    4,504       4,272
OTHER ASSETS                                                    1,377       9,921
                                                              -------     -------
                                                             $138,632    $222,514
                                                              =======     =======
                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade                                   $ 18,339    $ 24,782
  Current portion of long-term obligations                      3,560       3,708
  Accrued expenses                                              2,506       5,574
  Deferred Revenue                                                  -       1,280
  Income taxes payable                                            246           -
                                                              -------     -------
     Total current liabilities                                 24,651      35,344

NOTES PAYABLE TO BANKS                                         48,550           -
LONG-TERM OBLIGATIONS, less current portion                    15,235     129,985
DEFERRED INCOME TAXES                                           1,506       2,210
COMMITMENTS AND CONTINGENCIES                                       -           -
SHAREHOLDERS' EQUITY
  Preferred Stock - authorized 15,000,000
    shares of $.10 par value; no shares issued                      -           -
  Common Stock - authorized, 50,000,000 shares of
    $.01 par value; issued and outstanding,
    6,065,519 and 6,088,369 shares, respectively                   61          61
  Additional paid-in capital                                   21,233      21,378
  Retained earnings                                            27,396      33,536
                                                              -------     -------
                                                               48,690      54,975
                                                              -------     -------
                                                             $138,632    $222,514
                                                              =======     =======

         The accompanying notes are an integral part of these statements.
                                       F-3

                              REPTRON ELECTRONICS, INC.

                        CONSOLIDATED STATEMENTS OF EARNINGS

                    (in thousands except share and per share data)

                                                       Year Ended December 31,
                                                 ----------------------------------
                                                    1995        1996        1997
                                                 ----------  ----------  ----------
Net sales                                        $  223,344  $  268,937  $  303,911
Cost of goods sold                                  183,756     217,341     249,754
                                                  ---------   ---------   ---------
   Gross profit                                      39,588      51,596      54,157
Selling, general and administrative expenses         26,011      34,770      38,156
                                                  ---------   ---------   ---------
   Operating income                                  13,577      16,826      16,001
Interest expense, net                                 2,767       4,025       6,184
                                                  ---------   ---------   ---------
   Earnings before income taxes                      10,810      12,801       9,817
Income tax provision                                  4,324       5,148       3,677
                                                  ---------   ---------   ---------
   NET EARNINGS                                  $    6,486  $    7,653  $    6,140
                                                  =========   =========   =========
  Net earnings per common share - basic          $     1.07  $     1.26  $     1.01
                                                  =========   =========   =========
Weighted average Common Stock
  shares outstanding - basic                      6,046,159   6,058,889   6,077,084
                                                  =========   =========   =========

  Net earnings per common share - diluted        $     1.05  $     1.24  $      .98
                                                  =========   =========   =========
Weighted average Common Stock equivalent
  share outstanding - diluted                     6,163,094   6,179,458   6,247,040
                                                  =========   =========   =========

         The accompanying notes are an integral part of these statements.

                           REPTRON ELECTRONICS, INC.

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                       (in thousands, except share data)

                                 Total             Additional
                                Shares      Par     Paid-In    Retained   Shareholders'
                              Outstanding   Value    Capital    Earnings     Equity
                              -----------   -----   --------    --------    --------
Balance at January 1, 1995     6,043,269    $ 60    $ 21,098    $ 13,257    $ 34,415
Exercise of stock options          5,250       -          47       6,486          47
Net Earnings                           -       -           -       5,863       6,486
                               ---------     ---      ------     -------     -------
Balance at December 31, 1995   6,048,519      60      21,145      19,743      40,948
Exercise of stock options         17,000       1          88           -          89
Net Earnings                           -       -           -       7,653       7,653
                               ---------     ---      ------     -------     -------
Balance at December 31, 1996   6,065,519      61      21,233      27,396      48,690
Exercise of stock options         22,850       -         145           -         145
Net Earnings                           -       -           -       6,140       6,140
                               ---------     ---      ------     -------     -------
Balance at December 31, 1997   6,088,369    $ 61    $ 21,378    $ 33,536    $ 54,975
                               =========     ===     =======     =======     =======





             The accompanying notes are an integral part of this statement.
                                            F-5

                                  REPTRON ELECTRONICS, INC.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (in thousands)

                                                                Year Ended December 31,
                                                              --------------------------
                                                              1995      1996       1997
                                                            -------    -------    -------
Increase (decrease) in cash and cash equivalents

Cash flows from operating activities:
  Net earnings                                             $  6,486   $  7,653   $  6,140
  Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities
    Depreciation and amortization                             2,462      3,638      5,657
      Gain on sale of assets                                      -        (47)       (44)
      Deferred income taxes                                     350        588        732
      Change in assets and liabilities:
       Accounts receivable-trade                            (11,425)     1,427     (5,226)
       Inventories                                          (23,329)     4,344    (10,038)
       Prepaid expenses and other                              (669)      (920)    (1,143)
       Other assets                                            (963)      (396)    (9,683)
       Accounts payable-trade                                 5,842     (6,607)     6,443
       Accrued expenses                                         457        678      3,068
       Deferred revenue                                           -          -      1,280
       Income taxes payable                                     (72)       246       (246)
                                                             -------    -------    -------
         Net cash provided by (used in) operating activities (20,861)   10,604     (3,060)

Cash flows from investing activities:
  Net cash paid for acquisitions                             (12,629)        -          -
  Purchases of property, plant and equipment                  (7,642)   (7,586)    (6,248)
  Proceeds from sale of property, plant and equipment              -        72         44
                                                             -------    -------    -------
         Net cash used in investing activities               (20,271)   (7,514)    (6,204)

Cash flows from financing activities:
  Net proceeds from (payments on) note payable to bank        35,642     (3,582)  (48,550)
  Proceeds from long-term obligations                          7,389      3,409   115,241
  Payments on long-term obligations                           (1,988)    (2,751)   (2,916)
  Proceeds from exercise of stock options                         47         89       145
                                                             -------    -------    -------
         Net cash provided by (used in) financing activities  41,090     (2,835)   63,920
                                                             -------    -------    -------
         Net increase (decrease) in cash and cash equivalents    (42)       255    54,656

Cash and cash equivalents at beginning of period                 266        224       479
                                                             -------    -------    -------
Cash and cash equivalents at end of period                  $    224   $    479   $ 55,135
                                                             =======    =======    =======


    The accompanying notes are an integral part of these statements.

                      REPTRON ELECTRONICS, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 1995, 1996 and 1997


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


4.   Property, Plant and Equipment
     -----------------------------
Depreciation is provided for, using the straight-line method, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives (buildings 39 1/2 years, all other asset categories 5 years). Leasehold improvements are amortized using the straight-line method over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Leased equipment under capital leases is amortized using the straight-line method over the lives of the respective leases or over the service lives of the assets for those leases which substantially transfer ownership. Accelerated methods are used for tax depreciation.

5.   Production Set-up Costs
     -----------------------

Under certain contractual arrangements with customers, the Company incurs set-up costs. These costs are capitalized, included in prepaid expenses and other assets and are recognized in cost of sales as units are delivered over the contract period, or two years, whichever is less. Recognition of the costs begins after the development stage of each assembly within a contract is complete and the production stage begins.

                        REPTRON ELECTRONICS, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                    December 31, 1995, 1996 and 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

6.   Excess of Cost Over Net Assets Acquired
     ---------------------------------------
The excess of cost over net assets acquired is amortized over twenty years using the straight-line method. Accumulated amortization totaled approximately $134,000 and $362,000 at December 31, 1996 and 1997, respectively.

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


9.   Earnings Per Common Share
     -------------------------
Earnings per share are computed using the basic and diluted calculations, as provided by SFAS No. 128 "Earnings per Share".
SFAS No. 128 eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The 1995 and 1996 earnings per share have been restated to conform to SFAS No. 128.

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

11.   Stock Based Compensation
      ------------------------
The Company has elected to adopt only the disclosure provisions of SFAS No. 123 "Accounting for Stock Based Compensation" as it relates to stock options granted to employees. As permitted by SFAS No. 123, the Company applies Accounting Principals Board Opinion No. 25 "accounting for Stock Issued to Employees" and related interpretations in measuring compensation for stock options issued. See Note J.


                      REPTRON ELECTRONICS, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 December 31, 1995, 1996 and 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

12.   Reclassifications
      -----------------
Certain reclassifications of costs of goods sold and selling, general and administrative expenses have been made to the 1995 and 1996 consolidated financial statements to conform to the 1997 presentation.

13.  New Accounting Pronouncements
     -----------------------------
SFAS No. 130 "Reporting Comprehensive Income" is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The requirements of this statement include: (a) classifying items of other comprehensive income by their nature in a financial statement and (b) displaying the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company plans to adopt SFAS No. 130 for the year ending December 31, 1998 and expects no material impact to the Company's financial statement presentation.

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" is effective for fiscal years beginning after December 15, 1997. This statement supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise" and amends SFAS No. 94 "Consolidation of All Majority-Owned Subsidiaries". This statement requires annual financial statements to disclose information about products and services, geographic areas and major customers based on a management approach, along with interim reports. The management approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on reporting information the way management organizes the segments for making decisions and assessing performance. It also eliminates the requirement to disclose additional information about subsidiaries that were not consolidated. The Company plans to adopt SFAS No. 131 for the year ending December 31, 1998 impacting only the Company's disclosure information and not its results of operations.



NOTE B - STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information (in thousands):

                                                             Year Ended December 31,
                                                          ----------------------------
                                                            1994      1996      1997
                                                          --------  --------  --------
  Cash paid during the year for:
    Interest                                                $2,781    $4,879    $4,260
    Income taxes                                            $4,085    $4,269    $4,593


The Company incurred approximately $2,645,000, $5,209,000 and
$2,573,000 of obligations under capital leases for the acquisition of equipment during 1995, 1996 and 1997, respectively.

                     REPTRON ELECTRONICS, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  December 31, 1995, 1996 and 1997


NOTE C - INVENTORIES

Inventories consist of the following (in thousands):

                                                      December 31,
                                                   ------------------
                                                     1996      1997
                                                   --------  --------
   Reptron Distribution:
      Inventories                                   $31,085   $42,126

   K-Byte Manufacturing:
      Work in process                                 8,833    10,945
      Raw materials                                  18,776    15,661
                                                     ------    ------
                                                    $58,694   $68,732
                                                     ======    ======


NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                                       December 31,
                                                     ----------------
                                                      1996      1997
                                                     ------    ------
   Land and buildings                               $ 6,837   $15,512
   Furniture, fixtures and equipment                 24,908    32,380
   Leasehold improvements                             1,275     1,305
   Construction in progress                           8,380       984
                                                     ------    ------
                                                     41,400    50,181
      Less accumulated depreciation and amortization 10,531    14,777
                                                     ------    ------
                                                    $30,869   $35,404
                                                     ======    ======







                         REPTRON ELECTRONICS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                      December 31, 1995, 1996 and 1997


NOTE E - NOTES PAYABLE TO BANKS

Pursuant to the Company's Amended and Restated Revolving Credit Facility, four lenders have made available to the Company a $15 million revolving credit facility through June 30, 1999. The lenders may advance funds to the Company pursuant to two types of loans, each of which bears a separate rate of interest. As long as the Company is not in default under the Credit Agreement, and upon notice to the lender, the Company may convert advances from one type of loan to the other. Borrowings under the Credit Agreement are collateralized by all of the Company's inventory and accounts receivable. The Credit Agreement contains certain financial covenants including, requiring the Company to maintain a minimum tangible net worth, maintain various financial ratios and limit the amount of capital expenditures. In addition, the Credit Agreement requires the financial institutions' approval of dividends in excess of the lesser of $1,000,000 or 25% of net earnings, thereby restricting the distribution of the retained earnings of the Company. The Company was in compliance with all financial covenants as of December 31, 1997. As of December 31, 1997, there were no amounts outstanding under the facility.


                         REPTRON ELECTRONICS, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                     December 31, 1995, 1996 and 1997



NOTE F - LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31 (in thousands):

                                                                  1996            1997
                                                               --------        --------

Convertible subordinated notes, due August, 2004, with
  semi-annual interest installments at a rate of 6.75%
  The notes are unsecured obligations subordinated to
  All existing indebtedness, as defined, and are
  Convertible at anytime prior to maturity at a conversion
  Price of $28.50 per share.                                   $      -       $115,000

Notes payable collateralized by real property, due in
  monthly principal installments of $37.5 and interest
  at a rate of 8.115% through February, 2005, requiring
  a ballon payment due March, 2005.                                   -          8,537

Capitalized lease obligations (net of interest of
  approximately $1,185) for equipment, due in monthly
  principal and interest payments of approximately
  $241, through 2002.                                             6,467          7,194

Notes payable collateralized by certain equipment, due in
  monthly principal and interest installments of $55, through
  November 2001,interest rates range from 7.1% to 7.9%.           2,045          2,007

Notes payable collateralized by real property, due in monthly principal and interest installments of $13, two requiring a final balloon payment due March 1998, interest rates of
  prime plus .5% (9.0% at December 31, 1997) and 10%.               983            955

Variable rate demand notes issued in conjunction with the
  notes payable to banks, collateralized by certain land
  and buildings interest rates range from 5.4% to 6.2% at
  December 31, 1996.  Paid in full during 1997.                   9,300              -
                                                                 ------        -------
                                                                 18,795        133,693
Less current maturities                                           3,560          3,708
                                                                 ------        -------
                                                                $15,235       $129,985
                                                                 ======        =======





                        REPTRON ELECTRONICS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                    December 31, 1995, 1996 and 1997


NOTE F - LONG-TERM OBLIGATIONS - Continued

At December 31, 1997, aggregate maturities of long-term obligations are as follows (in thousands):

    Year ending December 31,
    ------------------------
            1998                                            $  3,706
            1999                                               2,879
            2000                                               2,677
            2001                                               2,147
            2002                                                 908
            Thereafter                                       121,376
                                                             -------
                                                            $133,693
                                                             =======

The Company has entered into various capital leases for equipment, totaling approximately $2,645,000 in 1995, $5,209,000 in 1996 and
$2,573,000 in 1997. At December 31, 1996 and 1997, the net book value of equipment under capital leases is approximately $7,215,000 and $8,638,000, respectively. The related capital lease obligations are included with long-term obligations.


NOTE G - INCOME TAXES

The provision for income taxes for the years ended December 31, 1995, 1996 and 1997, respectively, is as follows (in thousands):

                                               December 31,
                                      ------------------------------
                                       1995        1996        1997
                                      ------      ------      ------
Current                               $3,974      $4,560      $2,945
Deferred                                 350         588         732
                                       -----       -----       -----
                                      $4,324      $5,148      $3,677
                                       =====       =====       =====








                                     F-13
                          REPTRON ELECTRONICS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                      December 31, 1995, 1996 and 1997


NOTE G - INCOME TAXES - Continued

The Company's effective tax rate differs from the statutory U. S.
federal income tax rate as a result of the following:

                                            Year Ended December 31,
                                            -----------------------
                                              1995    1996    1997
                                             ------  ------  ------

Statutory federal tax rate                    34.0%   35.0%   34.0%
Effect of marginal federal tax rate              -    (0.8)      -
State income taxes of approximately 6.4%,
  6.9% and 7.4% in 1995, 1996, and 1997,
  net of federal tax benefit                   4.3     4.6     4.9
Tax exempt interest                              -       -    (2.8)
Meals and entertainment                        1.3     1.2     1.8
Other                                          0.4     0.2    (0.4)
                                              ----    ----    ----
Effective tax rate                            40.0%   40.2%   37.5%
                                              ====    ====    ====

During 1996, The Company's income in excess of $10.0 million is subject to federal income tax at a marginal rate of 35%. As a result of the Company's earnings, management chose 35% as the Company's statutory federal tax rate for 1996.

Deferred income tax assets and liabilities resulting from differences between accounting for financial statement purposes and tax purposes pursuant to SFAS No. 109, are summarized as follows (in thousands):

                                                       December 31
                                                    -----------------
                                                     1996       1997
                                                    ------     ------
Deferred tax assets
   Accrued vacation                                $    51   $    86
   Allowance for bad debts                             138        99
   Other                                                23        14
                                                    ------    ------
                                                       212       199
                                                    ------    ------
Deferred tax liabilities
   Depreciation                                      1,399     2,064
   Excess of cost over net assets acquired              70       107
   Other                                               111       128
                                                    ------    ------
                                                     1,580     2,299
                                                    ------    ------
Net deferred tax liability                         $(1,368)  $(2,100)
                                                    ======    ======

A valuation allowance has not been recorded against the deferred tax assets for 1996 and 1997.

                    REPTRON ELECTRONICS, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                December 31, 1995, 1996 and 1997


NOTE H - COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------
The Company has operating leases for facilities and certain machinery and equipment which expire at various dates through 2002. Certain leases provide for payment by the Company of any increases in property taxes and insurance over a base amount and others provide for payment of all property taxes and insurance by the Company.

One of the previously mentioned leases, which expires in November 1998, is for a building owned by the Chief Executive Officer ("CEO") of the Company and provides for annual rentals of $68,000. Rent paid on this facility totaled, $68,000 in 1995, 1996 and 1997. The Company pays for property taxes and insurance in accordance with the provisions of the lease.

As further described in Note L, the Company leases an aircraft from a corporation controlled by the CEO of the Company.

Future minimum payments, by year and in the aggregate, under noncancellable operating leases consist of the following at December 31, 1997 (in thousands):

       Year ending December 31,
       ------------------------
                1998                                         $871
                1999                                          553
                2000                                          364
                2001                                          109
                2002                                           29

Total rent expense for the years ended December 31, 1995, 1996 and 1997 was approximately, $1,725,000, $1,555,000, and $1,258,000 respectively.

Litigation
----------
The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims which were outstanding as of December 31, 1997 should have a material adverse impact on its financial condition or results of operations.

                       REPTRON ELECTRONICS, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                   December 31, 1995, 1996 and 1997


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


NOTE J - EMPLOYEE BENEFITS

Incentive Stock Option Plan
---------------------------
The Company's Incentive Stock Option Plan (the "ISO Plan") was adopted in November, 1993 to provide for the grant to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code. The ISO Plan is intended to provide incentives to directors, officers, and other key employees and to enhance the Company's ability to attract and retain qualified employees. A total of 1,500,000 shares of Common Stock has been reserved for issuance under the ISO Plan. Stock options are granted for the purchase of Common Stock at a price not less than the fair market on the date of grant.

The following table summarizes the activity in Common Stock subject to options for the three years ended December 31, 1997:



       Weighted
                                                   Range
Weighted   Average
                                                    of
Average    Remaining
                                                 Exercise
Exercise Contractual
                                    Shares        Price
Price      Life
                                   -------    --------------    ------
--   -----------

      (In Years)

Outstanding at January 1, 1995     211,300    $ 5.00 -  9.13        $
5.31      9.0

    Granted                         10,000    $14.25 - 15.07
$14.66
    Exercised                       (5,250)   $ 5.00 -  9.13        $
8.93
    Forfeited                      (24,250)           $ 5.00        $
5.00
                                   -------
Outstanding at December 31, 1995   191,800    $ 5.00 - 15.07        $
5.74      8.0

    Granted                         33,000    $12.75 - 17.00
$14.30
    Exercised                      (17,000)   $ 5.00 -  9.13        $
5.18
    Forfeited                       (2,750)   $ 5.00 -  9.13        $
8.38
                                   -------
Outstanding at December 31, 1996   194,050    $ 5.00 - 17.00        $
6.72      7.3

    Granted                        579,500    $12.00 - 18.00
$12.69
    Exercised                      (22,850)   $ 5.00 - 14.75        $
6.35
    Forfeited                      (20,250)   $ 5.00 - 14.75
$12.34
                                   -------
Outstanding at December 31, 1997   730,450    $ 5.00 - 18.00
$11.31      8.6





                            REPTRON ELECTRONICS, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                        December 31, 1995, 1996 and 1997


NOTE J - EMPLOYEE BENEFITS - Continued

The following table summarizes information about Common Stock options outstanding at
December 31, 1997:

                       Options Outstanding                        Options Exercisable
-----------------------------------------------------------     -----------------------
                                    Weighted       Weighted                    Weighted
                       Number        Average        Average        Number       Average
   Range of         Outstanding     Remaining      Exercise      Exercisable   Exercise
Exercise Prices     at 12/31/97  Contractual Life    Price       at 12/31/97    Price
---------------     -----------  ----------------  ---------     -----------   --------
                                    (In Years)
$ 5.00                 134,200         5.9           $ 5.00       134,200       $ 5.00
$ 9.13 - 12.00         504,000         9.3           $11.96         5,000       $ 9.13
$14.375 - 16.00         31,250         8.1           $14.90         9,000       $14.87
$17.00 - 18.00          61,000         9.0           $17.98           250       $17.00
                       -------                                    -------
$ 5.00 - 18.00         730,450         8.6           $11.31       148,450       $ 5.73
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

The Company has adopted only the disclosure provisions of SFAS No. 123, as it relates to employee awards. APB No. 25 is applied in accounting for the Company's plans. Accordingly, no compensation expense is recognized related to the stock based compensation plans. The pro forma net earnings and net earnings per common share, if the Company had elected to account for its plans consistent with the methodology prescribed by SFAS No. 123, are as follows:

                                            1995       1996      1997
                                           ------     ------    ------
                                      (in thousands except per share data)
                                      -----------------------------------
Net earnings:
As reported                                 $6,486    $7,653    $6,140
Pro forma (unaudited)                       $6,481    $7,604    $5,230

Net earnings per common share - basic:
As reported                                 $ 1.07    $ 1.26    $ 1.01
Pro forma (unaudited)                       $ 1.07    $ 1.26    $ 0.87

Net earnings per common share - diluted:
As reported                                 $ 1.05    $ 1.24    $ 0.98
Pro forma (unaudited)                       $ 1.05    $ 1.23    $ 0.84

The fair value of each option grant is estimated on the date of grant using the Binomial options pricing model with the following weighted average assumptions used for grants in 1995, 1996 and 1997, respectively, no dividend yields for all years; expected volatility of 39.9%, 43.6% and 40.5%; risk free interest rates of 5.87%, 5.87% and 6.69%; and expected lives of 3.0, 3.0 and 3.7 years.

                         REPTRON ELECTRONICS, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                        December 31, 1995, 1996 and 1997

Profit Sharing Plan
-------------------
The Company previously maintained a discretionary Profit Sharing Plan (the "Profit Sharing Plan"), for the benefit of its employees. The amount, if any, of the Company's previous contribution to the Profit Sharing Plan for any year was determined by the Board of Directors in its sole discretion, subject to certain limitations imposed by the Internal Revenue Code. In 1992, the Administrator of the Profit Sharing Plan approved termination of the Profit Sharing Plan and a favorable determination has been issued by the Internal Revenue Service. The Profit Sharing Plan began distributions to its participants during 1996 and is expected to distribute the participant's remaining shares by December 31, 1998. The Profit Sharing Plan currently holds 660,405 shares of the Company's Common Stock as of December 31, 1997..

401(k) Plan
-----------
In 1993, the Company established a deferred compensation plan (the "Plan") under section 401(a) of the Code. Substantially all of the officers and employees of the Company are eligible to participate in the Plan. Employees are eligible to participate in the Plan after six months of service and after attaining age 21. At its discretion, the Company may make matching contributions to the Plan. Employees are always vested in their contributions and are fully vested in the employer contributions after five years of service. The Company contributed approximately $54,000, $82,000, and $101,000 to the Plan in 1995, 1996 and 1997, respectively.


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


                         REPTRON ELECTRONICS, INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                    December 31, 1995, 1996 and 1997


NOTE K - ACQUISITIONS - Continued

                                     Year Ended December 31, 1995
                                     ----------------------------
                                  (in thousands, except share data)

Net Sales                                        $254,398
Gross Profit                                       44,525
Operating Income                                   12,896
Net Earnings                                        5,790
Net Earnings per Common Share                    $    .94


NOTE L - RELATED PARTY TRANSACTIONS

The Company has a non-interest bearing loan receivable from the profit sharing plan totaling approximately $194,000, $279,000 and $194,000 as of December 31, 1995, 1996 and 1997, respectively.

A director of the Company serves as its general counsel and received $235,000, $185,000 and $205,000 for services rendered during 1995, 1996 and 1997, respectively.

The Company leases an aircraft from a company controlled by the CEO of the Company. Rent paid for the use of the aircraft totaled approximately $74,000, $240,000 and $200,000 in 1995, 1996 and 1997, respectively. The
Company believes that the rent paid for the aircraft is comparable to the rent that would be paid to an unrelated party. The Company is responsible for all costs associated with the operation of the aircraft, including: fuel, maintenance, storage and crew salaries and expenses. To the extent that the CEO uses the aircraft for personal purposes, he is required to reimburse the Company for the cost associated with such personal use. The CEO reimbursed the Company $1,000,000, reflected in the Company's 1997 third quarter, for personal use of the aircraft and for travel and entertainment expenses for the present and past years.

The Company leases one of its Reptron Distribution sales offices (located in Detroit, Michigan) from the CEO of the Company. This facility served as the Company's headquarters before the relocation to Tampa in 1986. The building includes office and warehouse space and totals approximately 10,000 square feet. Rent expenses on this facility totaled $68,000 in 1995, 1996 and 1997, which management believes to be comparable to the rent that would be paid to an unrelated party. The lease expires in November 1998.



NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 1997, the carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term maturities of these items.

The fair market value of the Company's convertible subordinated 6.75% notes is $90,850,000, based on the average of the bid and ask prices of the notes on December 31, 1997. The carrying amounts of all other current and long-term portions of notes payable, and long-term obligations approximate fair market value since the interest rates on most of these instruments change with market interest rates.


                        REPTRON ELECTRONICS, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                     December 31, 1995, 1996 and 1997

NOTE N - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per common share:

                                              1995          1996          1997
                                           ----------     ---------     ---------
Numerator:
     Net earnings (in thousands)             $  6,486      $  7,653      $  6,140
                                            =========     =========     =========
Denominator:
     For basic earnings per share -
         Weighted average shares            6,046,159     6,058,889     6,077,084
     Effect of dilutive securities:
        Employee stock options                116,935       120,569       169,956
                                            ---------     ---------     ---------
     For diluted earnings per share         6,163,094     6,179,458     6,247,040
                                            =========     =========     =========

Net earnings per common share - basic        $   1.07      $   1.26      $   1.01
                                            =========     =========     =========
Net earnings per common share - diluted      $   1.05      $   1.24       $   .98
                                            =========     =========     =========

Options to purchase 591,750 shares of common stock were not included for a portion of the fourth quarter, 1997 computation of diluted earnings per share due to the options' exercise price exceed the average market price of the common stock and, therefore, the effect would be anti-dilutive.

The convertible notes (See Note F) were not included in the computation of diluted earnings per share for 1997 due to the conversion price of $28.50 exceeding the average market price of the common stock and, therefore, the effect would be anti-dilutive.

NOTE O - FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

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


The following table shows net sales, operating income, identifiable assets, depreciation and amortization expense and capital expenditures as of and for the years ended 1995, 1996 and 1997.

                                        Year Ended December 31,
                                  ----------------------------------
                                    1995         1996         1997
                                  --------     --------     --------
                                            (in thousands)
Net Sales
  Unaffiliated customers
    Distribution                  $140,146     $168,279     $187,267
    Contract Manufacturing          83,198      100,658      116,644
                                   -------      -------      -------
                                   223,344      268,937      303,911
  Intersegment sales                14,494       13,328        9,187
                                   -------      -------      -------
                                  $237,838     $282,265     $313,098
                                   =======      =======      =======

Operating Income
  Distribution                    $  5,516     $  7,035     $  6,053
  Contract Manufacturing             8,061        9,791        9,948
                                   -------      -------      -------
                                  $ 13,577     $ 16,826     $ 16,001
                                   =======      =======      =======
Identifiable Assets
  Distribution                    $ 72,263     $ 76,324     $ 94,864
  Contract Manufacturing            49,600       44,010       51,180
                                   -------      -------      -------
                                   121,863      120,334      146,044
  Corporate                         11,877       18,298       76,470
                                   -------      -------      -------
                                  $133,740     $138,632     $222,514
                                   =======      =======      =======

Depreciation and Amortization
  Distribution                    $    502     $    674     $    899
  Contract Manufacturing             1,736        2,444        4,004
                                   -------      -------      -------
                                     2,238        3,118        4,903
  Corporate                            224          520          754
                                   -------      -------      -------
                                  $  2,462     $  3,638     $  5,657
                                   =======      =======      =======

Capital Expenditures (includes equipment
  under capitalized leases)
    Distribution                  $  1,142     $  1,516     $  1,392
    Contract Manufacturing           6,957        5,033        6,314
                                   -------      -------      -------
                                     8,099        6,549        7,706
    Corporate                        2,188        6,149        1,115
                                   -------      -------      -------
                                  $ 10,287     $ 12,698     $  8,821
                                   =======      =======      =======

                       REPTRON ELECTRONICS, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                    December 31, 1995, 1996 and 1997


NOTE P - SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the quarterly periods of 1996 and 1997,(see Note L), (in thousands except per share data):


                                                      Three Months Ended
                           -----------------------------------------------------------
      1996                   March 31        June 30       September 30    December 31
      ----                 ------------    ------------    ------------    -----------
Net sales                      $66,551         $66,092         $65,953       $70,341
Gross profit                    11,982          13,199          12,594        14,074
Operating income                 3,936           4,183           4,200         4,507
Net earnings                     1,519           1,905           2,017         2,212
Net earnings per common share
  - basic                      $   .25         $   .31         $   .33       $   .36
Net earnings per common share
  - diluted                    $   .25         $   .31         $   .33       $   .36

      1997
      ----

Net sales                      $76,251         $79,102         $74,278       $74,280
Gross profit                    14,072          14,602          13,002        12,481
Operating income                 4,822           5,216           3,844         2,119
Net earnings                     2,156           2,382           1,439           163
Net earnings per common share
  - basic                      $   .36         $   .39         $   .24       $   .03
Net earnings per common share
  - diluted                    $   .35         $   .38         $   .23       $   .03



NOTE Q - SUBSEQUENT EVENT (UNAUDITED)

On February 24, 1998 the Company announced it had signed a letter of intent to acquire Hibbing Electronics Corp. of Hibbing, Minnesota by way of a merger with Hibbing's parent company. Hibbing Electronics' 1997 revenues were approximately $77 million. The transaction is subject to completion of due diligence, regulatory approval and negotiation of a definitive purchase agreement. Certain employees of Hibbing Electronics Corporation's Minnesota manufacturing facility are covered under a collective bargaining agreement with the International Brotherhood of Electrical Workers.




     Report Of Independent Certified Public Accountants On Schedule





Board of Directors
Reptron Electronics, Inc.


In connection with our audit of the consolidated financial statements of Reptron Electronics, Inc., referred to in our report dated February 24, 1998, which is included in this Annual Report on SEC Form 10-K for the year ended December 31, 1997, we have also audited Schedule II for each of the three years in the period then ended. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.





GRANT THORNTON LLP

Tampa, Florida
February 24, 1998











                                                                 SCHEDULE II

                             REPTRON ELECTRONICS, INC.

                          Valuation and Qualifying Accounts
    For the Years Ended December 31, 1995, December 31, 1996 and December 31, 1997


Column A                                 Column B    Column C    Column D    Column E
--------                                 --------    --------    --------    --------
                                        Balance at  Charged to   Accounts     Balance
                                        Beginning   Costs and   Written Off,  at End
Description                              of Year     Expenses       Net       of Year
-----------                             ----------  ----------  ------------  -------
Allowance for Doubtful Accounts
Year Ended December 31, 1995             $180,400    $149,775    $(150,466)  $179,709
Year Ended December 31, 1996             $179,709    $193,000    $( 23,000)  $349,709
Year Ended December 31, 1997             $349,709    $272,848    $(272,733)  $349,824







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

    (b) No reports on Form 8-K have been filed during the period ended December 31, 1996, by the Company.

    (c)     List of Exhibits:


Exhibit No.     Description
-----------     -----------

   3.1          Articles of Incorporation*

   3.2          Bylaws*

  10.1 Distributor Contract, between Micro Printer of Seiko Instruments U.S.A., Inc. and the Company, dated February 4, 1998.

  10.2 Distributor Contract, between the Electronic Components Division of Seiko Instruments U.S.A., Inc. and the Company, dated February 11, 1998.

  10.3 Distributor Contract, between Lambda Electronics, Inc., and the Company, dated November 10, 1997.

  10.4 Letter of intent for purchase of Hibbing Electronics, dated February 23, 1998.

  10.5 Amendment Agreement No. 9, dated January 15, 1998 to the Amended and Restated Revolving Credit and Reimbursement Agreement, dated June 29, 1995.

  23.1          Consent of Grant Thornton LLP

  27.1          Financial Data Schedule
------------------
          *Filed with the Company's Registration Statement on Form S-1, dated February 8, 1994, Registration No. 33-75040 and incorporated herein by reference.

           (d) Financial Schedule: the financial statement schedule filed as part of this report is listed separately in the Index to Financial Statements and Schedule beginning on page F-1 of this report.

                                22

                               SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of Tampa, State of Florida, on March 27,1998.


                               REPTRON ELECTRONICS, INC.



                               By:/s/ Michael L. Musto
                                  ---------------------------------
                                  Michael L. Musto, President
                                  Chief Executive Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURES                        TITLE                   DATE
     ----------                        -----                   ----


/s/ Michael L. Musto
---------------------------
Michael L. Musto           President, Chief Executive
                           Officer, and Director
                           (Principal Executive Officer)March 27, 1998

/s/ Paul J. Plante
----------------------------
Paul J. Plante             Chief Operating Officer and
                           Director                     March 27, 1998

/s/ Michael Branca
----------------------------
Michael Branca              Chief Financial Officer
                            (Principal Financial and
                             Accounting Officer)        March 27, 1998

/s/ Leigh A. Adams
----------------------------
Leigh A. Adams             Secretary and Director       March 27, 1998

/s/ William L. Elson
-----------------------------
William L. Elson            Director                    March 27, 1998

/s/ Barry M. Alpert
-----------------------------
Barry M. Alpert             Director                    March 27, 1998





                                     23

    Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Reports to the Shareholders and proxy materials will be furnished to the shareholders subsequent to the filing of this annual report on Form 10-K.
 The registrant will furnish copies of such materials to the Commission when they are sent to the shareholders.












                                      24












                               EXHIBIT 10.1













                   STOCKING DISTRIBUTOR AGREEMENT

This Agreement, made and entered into as of the 4 day of Feb ,1998, between REPTRON ELECTRONICS, INC., a (check one) corporation X, partnership , proprietorship , having its principal place of business located at 14401 McCormick Drive, Tampa, FL ("Distributor") and the Micro Printer Division of SEIKO INSTRUMENTS USA, INC., a California corporation having its principal place of business located at 2990 West Lomita Boulevard, Torrance, California ("SIU").

                             WITNESSETH:
                             -----------

WHEREAS, SIU has been and is currently engaged in the manufacture and sale of the products described below and wishes to secure distribution of such products; and

WHEREAS, Distributor wishes to act as a distributor of SIU's and SIU is willing to so appoint Distributor, subject to the terms and conditions of this Agreement:

NOW, THEREFORE, in consideration of the mutual covenants, conditions, promises and agreements thereinafter set forth, and for other good and valuable considerations, the parties hereto agree as follows:

1. APPOINTMENT

SIU hereby appoints Distributor as a non-exclusive distributor of the products (as defined below). Distributor hereby accepts such appointment. Distributor acknowledges that SIU may also distribute Products through other channels and that there may be one or more other distributors or sales representatives selling the SIU products or other products.

2. PRODUCTS

The products which are the subject of this Agreement (the "Products") are SIU's standard products and are listed on the current Seiko Instruments Micro Printer Division Distributor Price List (hereinafter referred to as the "List"), a copy of which is attached hereto as Exhibit A. Addition and deletion of Products from the List shall be subject to the terms of
Section 6(b) below. Distributor's purchase of products from any source other than SIU or a duly authorized distributor of SIU shall be grounds for immediate termination

3. DUTIES OF DISTRIBUTOR

Distributor agrees to exert its best efforts to promote the sale of Products in the Territory. Without limiting the generality of the foregoing, Distributor agrees to undertake the duties set forth below:

   a. Product Promotion Duties

      Distributor shall diligently seek to locate and contact potential customers in the Territory, diligently follow up on sale leads provided by SIU, and provide a reasonable level of after sale support to its customers. Distributor shall maintain a sales office and sales staff sufficient to enable Distributor to adequately promote the sale of Products in the Territory. Distributor shall formulate comprehensive advertising and sales plans, actively advertise the products in accordance with SIU's cooperative advertising program and furnish SIU with copies of Distributor's catalogs and other materials promoting the Products. Distributor shall use its best efforts in promoting the sale of products including generating technical and engineering requirements from customers in order to cause said customer to design or configure its products to facilitate the use of SIU devices.

   b. Inventory Duties

      Distributor shall maintain a minimum inventory of Product sufficient to provide demonstrations and to fill the immediate and projected needs of its customers. Without limiting the generality of the foregoing, Distributor agrees to maintain inventory levels on all "A Item" part numbers as identified in Exhibit B.

   c. Reporting Duties

      Distributor shall report to SIU as to developments concerning promotion and sale of Products in the Territory. Such reporting shall conform to SIU reporting policies which SIU may issue from time to time and shall be sufficient to provide SIU with adequate feedback as to Distributor's activities pursuant to this Agreement, the status of customers and potential customers, important changes in marketing potential in each territory, and so forth.

      (i) Resale Report

          Without limiting the generality of the foregoing, Distributor agrees to issue to SIU, by the 10th of each month as long as this Agreement is in effect, a resale report on diskette or via electronic transfer containing all fields, in the same sequence as described in the 1994 NEDA publication 'RECOMMENDED STANDARDS FOR POINT-OF-SALE REPORTS'. The fields are comma delimited.

      (ii) Inventory Report

           A listing of all SIU products, by part number, shipped to distributor and held in inventory as of the end of the preceding month shall be provided to SIU by the 10th of each month as long as this Agreement is in effect. The report must be provided on diskette or via electronic transfer containing all fields, in the same sequence as described in Exhibit C.

      (iii) Debit Report

            A summary of all debit authorizations and or discrepancies shall be provided to SIU by the 10th of each month as long as this Agreement is in effect.

      (iv) Sales Forecast

           Distributor shall provide non-binding quarterly sales forecasts for a twelve (12) month period, with the first forecast to be provided concurrently with the execution of this agreement. The report shall provide detail of forecasted sales for each authorized location where Distributor conducts sales of the Products.

   d. Performance Reviews

In order to facilitate the sale and shipment of Products by SIU to Distributor, SIU, or its representative, will conduct formal quarterly performance reviews. The purpose of the performance review is to identify and correct below standard performance. Distributor and SIU are expected to formulate specific action plans designed to bring performance up to an agreed goal, implement these plans and meet on a regular basis to monitor these objectives.

   e. Scope of Authority

      (i) Distributor shall conduct all of its business in its own name and in such manner as it may see fit, paying all of its own expenses and costs, including, but not limited to the cost of its offices, sales persons and other employees. Distributor shall indemnify and hold SIU harmless from any claims, losses, damages or liabilities arising out of its operations and the activities of its sales persons and employees.

      (ii) Nothing in this Agreement shall be interpreted to constitute Distributor as the legal representative, partner, employee, agent or joint venture with SIU, nor shall either party have any authority to bind the other in any respect, except as specifically set forth herein. Distributor shall have no right or authority to assume or create, in writing or otherwise, any obligation of any kind in the name or on behalf of SIU.

4.  PURCHASE ORDERS, OFFERS AND ACCEPTANCES

    a. Submission of Purchase Orders

Distributor shall submit to SIU written purchase orders for Products which Distributor desires to purchase from SIU. Each such purchase order shall be submitted by Distributor to SIU no later than sixty (60) days prior to the desired date of shipment of the Products which are the subject matter thereof. The minimum value of each purchase order is $500.00 and each line item to be equal to, or multiples of, standard package quantities as described in Exhibit D. All purchase orders are subject to and subordinate to the terms and conditions of this Agreement.

    b. Acceptance of Purchase Orders

       SIU may accept or reject any purchase order submitted pursuant to this Agreement. Accepted orders will be acknowledged in writing. Unless otherwise agreed in writing, SIU shall not in any event be bound by the terms and conditions of Distributor's purchase order or other documents submitted to SIU by distributor.

    c. Rescheduling and Cancellation

       Distributor may, upon at least thirty (30) days prior written notice, reschedule or cancel the Acknowledged Order for "A Item" Products as identified in Exhibit B without cost, penalty or additional charge to Distributor; provided, however, that Distributor may not reschedule any order for delivery after the termination or expiration of the Agreement unless agreed to by SIU.

5.  PRICES AND PAYMENT

    a. Prices and Other Charges

       The purchase price for each of the Products to be sold by SIU to Distributor pursuant to this Agreement is set forth on the List. SIU shall make its best effort to notify Distributor in advance of price changes. All sales of Products to Distributor shall be at SIU's price in effect at the time of purchase order acceptance by SIU. Unless otherwise indicated by SIU, all prices shall be F.O.B. SIU's warehouse. All freight, insurance, handling and forwarding agents fees, taxes, storage and all other charges applicable to Products from the time they are placed in the possession of a carrier at SIU's warehouse shall be borne by Distributor.

       b. Payment of Purchase Price

          Upon shipment of Products to Distributor, SIU shall prepare and send an invoice to Distributor. Payment shall be made within thirty (30) days from the date of issuance of said invoice. No other terms of payment shall be acceptable unless agreed upon in writing signed by SIU prior to acceptance of Distributor's purchase order. Distributor shall not take any credit or offset against accounts owing SIU without SIU's prior written authorization. SIU may at any time, change the amount or duration of credit to be allowed distributor, including requiring cash in advance of shipment if distributor has failed to pay previous invoices when due or if distributors' credit worthiness in SIU's judgment makes such action necessary.

       c. Price Protection

          In the event of a reduction in the price charged by SIU with respect to one or more Products, Distributor will be eligible for a credit equal to the difference between the price previously paid by Distributor for the Product(s) in question less the reduced price subsequently charged by SIU for the same Product(s), on a per unit basis such credit to be available only with respect to Products not yet resold by Distributor. To obtain such credit, Distributor must deliver to SIU, no later than thirty (30) days after the date of notice of the pertinent price reduction issued by SIU pursuant to the Section 5(a) hereof, a price protection claim form indicating which Products have been decreased in price since SIU's previous price list. Each Distributor location should complete this form and have its remaining inventory verified by a representative of SIU.

6.  SHIPMENT, SUBSTITUTION OF PRODUCTS

    a. Shipment and Title

       SIU will arrange for shipment of Products to the address for Distributor first set forth above, or to such other addresses as Distributor may advise SIU in writing on Distributor a purchase orders. All costs of shipment of Products from SIU's warehouse shall be for the account of, and borne by, Distributor. Title to and risk of loss of Products shall pass to Distributor when such Products are placed on board a carrier at SIU's warehouse.

    b. Addition, Deletion Substitution and Modification of Product

       The parties hereto agree that SIU may, at its sole discretion, add, delete or modify a Product on the List at any time and without warning to Distributor.

7.  WARRANTY

    SIU warrants the Products according to the terms set forth as follows:

    a. Warranty

       SIU warrants that each Product sold pursuant to this Agreement will, for a period of fifteen (15) months from the date of manufacture, be free from defects in material and workmanship and conform to SIU's published specifications for the Product, in each case, under normal use, conditions and service. SIU agrees to repair or replace at its option, without charge, any defective Product which is returned to SIU according to the terms set forth below for confirming inspection for warranty defect within the applicable warranty period.

    b. Disclaimer of Warranties

       THERE ARE NO WARRANTIES WHICH EXTEND BEYOND THE FACE OF THIS AGREEMENT. SIU DISCLAIMS ALL OTHER REPRESENTATIONS AND WARRANTIES, EXPRESSED OR IMPLIED, REGARDING THE PRODUCTS, INCLUDING, BUT NOT LIMITED TO, ANY IMPLIED WARRANTIES OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE. SIU DOES NOT MAKE ANY OTHER WARRANTY WHATSOEVER TO DISTRIBUTOR, ANY CUSTOMER OF DISTRIBUTOR, OR ANY OTHER PARTY, INCLUDING WITHOUT LIMITATION ANY WARRANTY OF MERCHANTABILITY OR OF FITNESS FOR ANY PARTICULAR USE OR PURPOSE

    c. Limitation of Warranties

       DISTRIBUTOR'S EXCLUSIVE REMEDY FOR ANY DEFECTIVE PRODUCT IS LIMITED TO REPAIR OR REPLACEMENT OF SUCH DEFECTIVE PRODUCT.

    d. Limitation of Liability

       EVEN IF SIU CANNOT OR DOES NOT REPAIR OR REPLACE ANY DEFECTIVE PRODUCT AND DISTRIBUTOR'S EXCLUSIVE REMEDY FAILS OF ITS ESSENTIAL PURPOSE, SIU'S ENTIRE LIABILITY SHALL IN NO EVENT EXCEED THE PURCHASE PRICE FOR ANY DEFECTIVE PRODUCT. SIU SHALL HAVE NO LIABILITY FOR GENERAL, CONSEQUENTIAL, INCIDENTAL, SPECIAL, OR PUNITIVE DAMAGES ARISING FROM ANY DEFECTIVE PRODUCT NOR SHALL SIU BE RESPONSIBLE FOR ANY LOSS OF REVENUE, BUSINESS, OR OTHER FINANCIAL LOSS ARISING OUT OF OR IN CONNECTION WITH THE SALE, INSTALLATION, USE, PERFORMANCE, OR FAILURE OF THE PRODUCTS.

    e. Procedure for Warranty Return

       To obtain the benefit of this warranty, Distributor must return the defective Product in question to SIU at SIU's address first set forth above, freight prepaid, no later than sixty (60) days from the date RMA is issued to Distributor for such Product. At the time of shipment of the defective Product, Distributor must deliver to SIU a written report identifying with specificity the defect(s) in the Product.

8.  ADVERTISING AND TRADEMARKS

    a. Trademark License

       A separate trademark license agreement, once executed between Seiko Instruments Inc., SIU's Japanese parent company, and Distributor, will allow Distributor to use Seiko Instruments Inc.'s trademarks solely in connection with the marketing, distribution and support of the Products within the Territory.

    b. Advertising

       Unless otherwise specifically agreed in writing by SIU, Distributor shall adhere to SIU's standard programs and policies of advertising, as the same may from time to time be announced. SIU and Distributor may develop an advertising program specifically intended to suit the needs and operations of Distributor. SIU shall furnish Distributor, at no expense to Distributor, catalogues, literature, and any other material necessary for the proper promotion and sale of Products in the Territory. Any literature which is not used, or other equipment belonging to SIU, shall be returned to SIU at its request. All advertising material utilized by Distributor in connection with its marketing and sale of Products, including without limitation material bearing the trademarks or trade name of SIU, shall be subject to approval of SIU. Upon reasonable request, Distributor will provide SIU with Distributor copies of advertising materials utilized b, Distributor in connection with the Products. Upon expiration or termination of this Agreement, Distributor will immediately turn over to SIU all promotional and other material identifying Distributor as an authorized distributor of SIU and will cease to refer to itself as a distributor of SIU and will refrain from using any name or mark that in SIU's sole opinion is confusingly similar to SIU's names and marks.

    c. Advertising Allowances

       SIU offers the Distributor reimbursement for its expenses incurred in connection with its advertising and promotional efforts to sell the Products pursuant to the terms of a cooperative advertising program. SIU reserves the right to suspend, modify, or terminate such cooperative advertising programs in its sole discretion upon prior written notice to Distributor. SIU will make available to qualifying distributor an advertising allowance equal to one percent (1%) of net sales dollars invoiced to Distributor during the twelve (12) month period beginning April 1 and ending March 31 of the following year. Funds not used in the twelve (12) month accrual period will not be carried over to the next the twelve (12) month period. Amounts shall be available only for reimbursement of costs incurred in engaging in promotional activities as defined below. In no event shall SIU be liable for payment of any sum directly to any promotional vendor or other person.

       (i) Promotional Activity Approval

           Any activity for which payment will be sought must be approved in advance and in writing by SIU. A request for approval should be submitted sufficiently in advance of any deadline to permit SIU to properly process such request, and in no event less than thirty (30) days prior to the proposed date of the activity covered by the request. All requests must include a specific outline of the proposed activity or activities and all other relevant information such as objective, sales goal, promotion period, estimated cost, number of copies to be printed, etc.

         (ii) Eligible Promotional Activity

              Funds from the promotional account shall be made available to Distributor when engaging in any or all of the following promotional activities.

          (iii) Distributor Published Catalogs or Mailers

                Distributor shall receive an amount equal to fifty percent (50%) of the cost, for each full page or fraction thereof devoted to Products, actually incurred in the production and printing of such items. In order to qualify for promotional credit, each such catalog or mailer must identify the Products and prominently display the SIU brand name and/or logo. No allowances will be made for freight, storage or publicity costs.

           (iv) Distributor Space Advertising

                Distributor shall receive an amount equal to fifty percent (50%) of the production or publication space costs of the portion of such advertising devoted to Products. SIU must approve the copy, layout and publication medium of the advertisement in advance. Such advertisement may include goods other than Products but may not include goods which compete with Products.

            (v) Distributor Specialty Advertising

                Distributor shall receive an amount equal to fifty percent (50%) of the cost of imprinted, business-related specialty advertising items (example: pens, calendars note pads, etc.). In order to qualify for tile promotional credit, each specialty item must be prominently imprinted with the SIU brand name and/or logo. No allowances will be made for freight, storage or mailing costs.

            (vi) Distributor Promotional Activities

                 Distributor shall receive an amount equal to fifty percent (50%) of the cost of an awarded item used to promote Products to employees of the Distributor.

    d. Proprietary Trademarks

       Distributor acknowledges that SIU is the owner or licensee of all trademarks, trade names, service marks, corporate names, logos, designs or similar marks or names used in connection the Products, including without limitation the trademark "SEIKO INSTRUMENTS." Further, Distributor acknowledges that the trademark "SEIKO" is the registered trademark of Seiko Corporation and may not be used by Distributor in any way. Neither Distributor nor Distributor's agents, employees, or sales persons shall acquire or claim any right, title or interest to such proprietary rights of SIU by reason of Distributor's appointment hereunder or through any use permitted here under.

9.  PRODUCT RETURNS

    SIU and Distributor anticipate that from time to time adjustments to Distributor's inventory by return of Products to SIU may be in order. No product will be accepted for return unless a Return Material Authorization (RMA) has been issued. The following procedures will govern returns of Products:

    a. Eligibility

       Distributor may return Products which have been deleted by SIU from the List which Distributor believes are overstocked in its inventory. Returns of Products deleted from the List must be made by Distributor no later than thirty (30) days after the effective date of deletion in each case. Returns of Products which Distributor believes are overstocked in its inventory may be made at any time, subject to the remaining provisions of this Section 9.

    b. Procedures

       Returns of Products must be accompanied by an RMA number identifying the Products in question, by part or model number and by quantity being returned, together with the date of purchase, purchase order number and payment price applicable thereto. Returns of Product must be shipped by Distributor, freight prepaid, in original packing and in satisfactory condition, to SIU at its address first set forth above. Return of Product shall be subject to inspection by SIU. Upon completion of inspection and acceptance of return by SIU, and subject to the remaining provisions of this Section 9, credit will be issued to Distributor for the purchase price previously paid by Distributor for the returned Products.

    c. Limitations

       Returns of Products pursuant to this Agreement are subject to the following limitations:

       (i) During the first one (1) year period after the date first set forth above, Distributor may return one hundred percent (100%) of Distributor's first order for each Product purchased by Distributor from SIU. A restocking order equal to the dollar value of the return must be placed with SIU when the return is made.

       (ii) During each succeeding six (6) month period after the date first set forth above, Distributor may return five percent (5%) of the value, based on purchase price(s) paid by Distributor to SIU, of Products purchased by Distributor from SIU during such period. A restocking order equal to the dollar value of the return must be placed with SIU when the return is made.

       (iii) Returns of Products, which SIU deems at its sole discretion, must be scrapped or reworked, or for which shipping charges have not been prepaid, shall be deducted from the credit granted by SIU as set forth above.

       (iv) No return may be made of Products which have been held in Distributor's inventory for more than fifteen ( 15) months.

10.  INDEMNIFICATION

     a. By Distributor

        Distributor will indemnify, defend and otherwise hold SIU harmless from all costs, losses, damages or liabilities arising from any claim, suit, or other legal or equitable proceeding brought or asserted against SIU, to the extent that any claim is based upon alteration of the Products by Distributor or a third party under Distributor's direction, which alteration is alleged to have caused the action or proceeding.

     b. By SIU

        SIU will at its optXion and at its expense, defend or settle, any claim, suit proceeding or other action brought against Distributor or its customers, for infringement of any United States patent, copyright, trademark or other intellectual property right related to the Products or their use, subject to the limitations set forth below. SIU will have sole control of any such action or settlement negotiations and SIU will pay any final judgment entered against Distributor or its customers based on such infringement. SIU will not be liable for any costs or expenses incurred without its prior written authorization. SIU at its sole option will be relieved of the foregoing obligations unless Distributor or its customers notifies SIU promptly in writing of such action and gives SIU full information and assistance to settle and/or defend such action. If it is adjudicatively determined that a Product infringes or if the sale or use of a Product is, as a result, enjoined, then SIU will, at its option and expense, either (i.) procure for Distributor the right to sell or use the Products; or (ii.) replace the Products with other suitable Products; or (iii.) suitably modify the Products to be non-infringing; or (iv.) if none of the foregoing are commercially reasonable, as determined by SIU, accept return of the affected Products and refund Distributor's aggregate payments for such Products, less a reasonable sum for use and/or damage, if any.

11.  TERM

     This Agreement shall take effect as of the date first set forth above and shall remain in effect indefinitely thereafter, provided, however, that this Agreement may be terminated by either party for any reason or no reason whatsoever, by giving the other party thirty (30) days written notice of its intent to terminate this Agreement. To reflect Distributor's acknowledgment of this termination right, Distributor verifies this by placing the initials of its authorized agent here:
           --------

12.  TERMINATION

     a. Either party may immediately terminate this Agreement by written notice to the other party if the other party becomes insolvent, commits any act of bankruptcy, makes an assignment for the benefit of creditors, merges or sells or transfer substantially all of its assets, or if any petition is filed by or against the other party under any Federal or state bankruptcy or corporate reorganization act or if a receiver for said party is appointed or applied for. Such rights of termination are based upon each party's recognition of an reliance upon the particular skills, knowledge and experience of the other party hereto and/or its management, and the credit worthiness of such other party, in entering into this Agreement.

     b. In the event of breach of this Agreement by either party, the other party may terminate this Agreement by fifteen (15) days' written notice to the party in breach, unless such breach is cured during such fifteen (15) day period.

     c. The parties recognize that termination or expiration of this Agreement in accordance with its terms or its failure to be renewed or extended may result in loss or damage to either party, but hereby expressly agree that neither party shall be liable to the other party by reason of any loss or damage resulting from such termination or expiration of this Agreement by the other or the failure of the Agreement to be renewed or extended (including, without limitation, any loss of prospective profits, or any damage occasioned by loss of good will) or by reason of any expenditures, investments, leases or commitments made in anticipation of the continuance of this Agreement. The foregoing, however, shall not in any way relieve either party from liability to the other for damages arising out of any breach of this Agreement.

     d. Said termination shall not affect any obligation of the parties which has accrued prior to the date of termination, including Distributor's obligation to pay for any products ordered, shipped, accepted or confirmed prior to termination. Any orders and or shipments which remain open at the time of termination shall be canceled and closed within ninety (90) days from the date of termination.

     e. Products Remaining Upon Termination by SIU. Upon termination of this Agreement by SIU, SIU or its designee shall purchase from Distributor any or all unsold Products designated by Distributor from its inventory and which Distributor is not obligated to sell to any other person, firm or corporation. The price of any such Product to SIU or its designee shall be the price at which they were purchased by Distributor from SIU or the latest published price, whichever is lower.

     f. Products Remaining Upon Termination by Distributor. Upon termination of this Agreement by the Distributor, SIU or its designee may elect, in SIU's sole discretion, to purchase from Distributor any or all Products which are owned by Distributor and which Distributor is not obligated to sell to any other person, firm or corporation. The price of any such Products to SIU shall be the price at which they were purchased by Distributor from SIU or the latest published price, whichever is lower, less a ten percent (10%) restocking charge, which amount shall be deducted from any amounts paid by SIU to Distributor for such Products.

     g. In any event SIU shall only purchase product which is in its opinion is undamaged and in good condition. Product shall have been shipped to distributor within fifteen (15) months prior to termination date and appear on the inventory report as of the date of termination. Product must be identified by SIU as returnable as of the date of shipment and remain returnable as of the date of termination. Products wl1icll do not meet this criteria are not returnable . Distributor shall obtain a Returned Material Authorization Number and ship the returnable inventory to SIU's warehouse, freight prepaid, within thirty (30) days of the date of termination.

     h. Accelerated Payments. Upon termination of this Agreement, the due date of all outstanding invoices will automatically be accelerated so that they become due and payable on the date of expiration or termination, even if longer terms had been provided previously.

     i. Payment After Termination. In the event that notice of termination of this Agreement is given, SIU will be entitled to reject all or part of any orders received from Distributor after notice, but prior to the effective date of termination. Notwithstanding any credit terms made available to Distributor prior to such notice, any Products shipped thereafter shall be paid for by certified or cashier's check prior to shipment.

13.  CONFIDENTIALITY

     Distributor recognizes and agrees that in the course of performing its duties and services for SIU, Distributor may acquire from SIU confidential information which gives SIU an advantage over its competitors who do not know or use it, including but not limited to techniques, designs, drawings, processes, inventions, developments, equipment, prototypes, sales and customer information, trade secrets and other confidential information concerning SIU's business, customers, pricing, design and engineering data, manufacturing processes and products and Distributor agrees, for itself, and on behalf of its agents, -employees, sales persons, representatives, officers, and directors to preserve the confidentiality of all such information so received or otherwise obtained by Distributor, that all such information shall remain the sole property of SIU, and further agrees that during the term of this Agreement and in the future, Distributor shall not disrupt, damage, impair, or interfere with the business of SIU, whether by way of interfering with or raiding its employees, disrupting its relationships with customers or potential customers, agents, Distributors or vendors or otherwise. The terms of this section shall survive termination or expiration of this Agreement.

14.  MISCELLANEOUS

     a. This Agreement contains the entire understanding of the parties and supersedes any other oral or written agreements between them. No change or modification of this Agreement will be binding unless in writing and signed by both parties hereto. The terms contained in this Agreement shall apply to all purchase orders here under, regardless of any provisions in the purchase orders or other business forms of the parties.

     b. Notices to be given under this Agreement must be in writing and will be deemed given only when mailed, by certified or registered mail, or delivered by an overnight mail/delivery service such as Federal Express, DHL or UPS Red Service, addressed to the party to be notified at its address set forth at the beginning of this Agreement, wherein a signed receipt is obtained by the carrier.

     c. Any controversy or claim arising oust of or relating to this Agreement, or the breach thereof, shall be settled by arbitration in Los Angeles, California in accordance with the Commercial Arbitration Rules of the American Arbitration Association, and judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction thereof. This Agreement shall be construed in accordance with the laws of California, except the arbitration clause which shall be enforced pursuant to the Federal Arbitration Act.

     d. In the event it is necessary to enforce any of the terms and conditions of this Agreement through arbitration, the prevailing party shall be entitled to all costs and expenses incurred, including reasonable attorneys' fees, in addition to any other relief to which it may be entitled.

     e. The relationship created between SIU and Distributor is intended to be personal in nature, and, consequently, this Agreement shall not be assignable, or transferable in any manner whatsoever by Distributor without tile written consent of SIU.

     f. If any term, provision, covenant or condition of this Agreement is held to be invalid, void or unenforceable by a court of competent jurisdiction, tile remainder of the provisions of this Agreement shall remain in full force and effect and shall in no way be affected, impaired or invalidated.

     g. The failure or refusal by either party to enforce any provision of this Agreement or to require performance of any provision shall not be construed as a waiver of such provision or to affect the validity of this Agreement or any part hereof, or the right of such party thereafter to enforce each and every provision of this Agreement according to its terms.

     h. SIU shall not be liable for any delay or failure to deliver any Products in case delay or failure is caused by labor disputes, strikes, war, riots, insurrection, civil commotion, fire, flood, accident, storm, earthquake or any act of God, failure of supplies, or other causes beyond SIU's control.

IN WITNESS WHEREOF, tile parties hereto have caused this Agreement to be executed by their respective duly authorized officers as of the date first set forth above.

SEIKO INSTRUMENTS U.S.A., INC.               REPTRON ELECTRONICS, INC.
("SIU")                                          ("Distributor")

By:                                          By: /s/ Jack Killoren
   -------------------------                    ----------------------
Name:                                        Name: Jack Killoren
     -----------------------                      --------------------
Title:                                       Title: VP - Marketing
      ----------------------                       -------------------

                                 EXHIBIT 10.2















STOCKING DISTRIBUTOR AGREEMENT

This Agreement, made and entered into as of the 11th day of February 1998, between Reptron Electronics, Inc., a (check one) corporation x,
partnership   , proprietorship   , having its principal place of business
located at 14401 McCormick Drive, Tampa, Florida 33626-3046 ("Distributor") and the Electronic Components Division of SEIKO INSTRUMENTS USA, INC., a California corporation having its principal place of business located at 2990 West Lomita Boulevard, Torrance, California ("SIU").

WITNESSETH:

WHEREAS, SIU has been and is currently engaged in the manufacture and sale of the products described below and wishes to secure distribution of such products, and

WHEREAS, Distributor wishes to act as a distributor of SIU's products in a specific geographic area as set forth below and SIU is willing to so appoint Distributor, subject to the terms and conditions of this
Agreement:

NOW, THEREFORE, in consideration of the mutual covenants, conditions, promises and agreements thereinafter set forth, and for other good and valuable considerations, the parties hereto agree as follows:

1. APPOINTMENT

SIU hereby appoints Distributor as a non-exclusive distributor of the products (as defined below) for the territory identified in Exhibit A attached hereto (the "Territory") and no other areas and Distributor hereby accepts such appointment. SIU may add, delete, amend or change the Territory upon thirty (30) days prior written notice to Distributor. Distributor acknowledges that SIU may also distribute Products in the Territory through other channels and that there may be one or more other distributors or sales representatives selling the SIU products or other products in the Territory.

2. PRODUCTS

The products which are the subject of this Agreement (the "Products") are SIU's standard products and are listed on the current Seiko Instruments Electronic Components Division Distributor Price List (hereinafter referred to as the "List"), a copy of which is attached hereto as Exhibit
B. Addition and deletion of Products from the List shall be subject to the terms of Section 6(b) below. Distributor's purchase of products from any source other than SIU or a duly authorized distributor shall be grounds for immediate termination.

3. DUTIES OF DISTRIBUTOR

Distributor agrees to exert its best efforts to promote the sale of Products in the Territory. Without limiting the generality of the foregoing, Distributor agrees to undertake the duties set forth below:

a. Product Promotion Duties

Distributor shall diligently seek to locate and contact potential customers in the Territory, diligently follow up on sale leads provided by SIU, and provide a reasonable level of after sale support to its customers. Distributor shall maintain a sales office and sales staff sufficient to enable Distributor to adequately promote the sale of Products in the Territory. Distributor shall formulate comprehensive advertising and sales plans, actively advertise the products in accordance with SIU's cooperative advertising program and furnish SIU with copies of Distributor's catalogs and other materials promoting the Products. Distributor shall use its best efforts in promoting the sale of products including generating technical and engineering requirements from customers in order to cause said customer to design or configure its products to facilitate the use of SIU devices. Promotional activity expenditures shall be a minimum of, but not limited to one percent (1 %) of net sales.

b. Inventory Duties

Distributor shall maintain a minimum inventory of Product sufficient to provide demonstrations and to fill the immediate and projected needs of its customers. Without limiting the generality of the foregoing, Distributor agrees to maintain inventory levels to the extent that the value of product on hand shall represent no less than 20% of net sales volume.

c. Reporting Duties

Distributor shall report to SIU as to developments concerning promotion and sale of Products in the Territory. Such reporting shall conform to SIU reporting policies which SIU may issue from time to time and shall be sufficient to provide SIU with adequate feedback as to Distributor's activities pursuant to this Agreement, the status of customers and potential customers, important changes in marketing potential in the Territory, and so forth.

(i.) Resale Report: Without limiting the generality of the foregoing, Distributor agrees to issue to SIU, by the 1 5th of each month as long as this Agreement is in effect, a written report as to sales of Products by part number sold during the preceding month, indicating customers by name, city, state, zip code and quantities sold thereto, cost of goods sold, sales price to customer, invoice or credit number, bid control number (if applicable), shipment date and invoice date if different from ship date. Resale reports must specify transaction type to delineate stock shipments, drop shipments, chargeable or no charge sample, billing adjustment, customer return or sales to another authorized distributor. Distributor has thirty (30) days to reconcile report discrepancies with SIU. After thirty (30) days without reconciliation, SIU reserves the right to finalize any data discrepancies per our records, which shall be binding in all respects per the terms of this agreement.

 (ii.) Inventory Report: A listing of all SIU products, by part number, shipped to distributor and held in inventory as of the end of the preceding month shall be provided to SIU by the 1 5th of each month as long as this Agreement is in effect. Upon seven (7) days notice, SIU may stop shipments to distributor to facilitate verification of inventory levels. Distributor shall allow SIU employees or its authorized agents to, at any time, examine inventory conditions and/or conduct an audit where ever said inventory is located. The purpose of the audit will be to determine actual quantities of products on hand. All expenses for such activities shall be the sole responsibility of SIU or its authorized agent.

(iii.) Debit Report: A summary of all debit authorizations and or discrepancies shall be provided to SIU by the 1 5th of each month as long as this Agreement is in effect.

(iv.) Sales Forecast: Distributor shall provide non-binding quarterly sales forecasts for a twelve month period, with the first forecast to be provided concurrently with the execution of this agreement. Forecast shall provide detail of sales for each authorized location where Distributor conducts sales of the Products. Distributor shall continue to provide its twelve (12) month forecast every ninety (90) days from the date of the first forecast.

d. Scope of Authority

(i.) Distributor shall conduct all of its business in its own name and in such manner as it may see fit, paying all of its own expenses and costs, including, but not limited to the cost of its offices, sales persons and other employees. Distributor shall indemnify and hold SIU harmless from any claims, losses, damages or liabilities arising out of its operations and the activities of its sales persons and employees.

(ii.) Nothing in this Agreement shall be interpreted to constitute Distributor as the legal representative, partner, employee, agent or joint venturer of SIU, nor shall either party have any authority to bind the other in any respect, except as specifically set forth herein. Distributor shall have no right or authority to assume or create, in writing or otherwise, any obligation of any kind in the name or on behalf of SIU.

4. PURCHASE ORDERS, OFFERS AND ACCEPTANCES

a. Submission of Purchase Orders

Distributor shall submit to SIU written purchase orders for Products which Distributor desires to purchase from SIU. Each such purchase order shall be submitted by Distributor to SIU no later than sixty (60) days prior to the desired date of shipment of the Products which are the subject matter thereof. The minimum value of each purchase order is $1,000.00 and the minimum line item for each Product is $250.00. All purchase orders are subject to and subordinate to the terms and conditions of this Agreement.

b. Acceptance of Purchase Orders

SIU may accept or reject any purchase order submitted pursuant to this Agreement. Accepted orders will be acknowledged in writing. Unless otherwise agreed in writing, SIU shall not in any event be bound by the terms and conditions of Distributor's purchase order or other document submitted to SIU by distributor.

Performance Reviews

In order to facilitate the sale and shipment of Products by SIU to Distributor, SIU will conduct formal semi-annual performance reviews. Reviews will be conducted on or about January 30 and July 30 of each year. The purpose of the performance review is to identify and correct below standard performance. Distributor and SIU are expected to formulate specific action plans designed to bring performance up to an agreed goal, implement these plans and meet on a regular basis to monitor these objectives.

5. PRICES AND PAYMENT

a. Prices and Other Charges

The purchase price for each of the Products to be sold by SIU to Distributor pursuant to this Agreement is set forth on the List. SIU shall make its best effort to notify distributor in advance of price changes. All sales of products to Distributor shall be at SIU's price in effect at the time of purchase order acceptance by SIU. Unless otherwise indicated by SIU, all prices shall be F.O.B. SIU's warehouse. All freight, insurance, handling and forwarding agents fees, taxes, storage and all other charges applicable to Products from the time they are placed in the possession of a carrier at SIU's warehouse shall be borne by Distributor.

b. Payment of Purchase Price

Upon shipment of Products to Distributor, SIU shall prepare and send an invoice to Distributor. Payment shall be made within thirty (30) days from the date of issuance of said invoice. No other terms of payment shall be acceptable unless agreed upon in a writing signed by SIU prior to acceptance of Distributor's purchase order. Distributor shall not take any credit or offset against accounts owing SIU without SIU's prior written authorization. SIU may at any time, change the amount or duration of credit to be allowed Distributor, including requiring cash in advance of shipment if Distributor has failed to pay previous invoices when due or if Distributor's credit worthiness in SIU's judgment makes such action necessary.

c. Price Protection

In the event of a reduction in the price charged by SIU with respect to one or more Products, Distributor will be eligible for a credit equal to the difference between the price previously paid by Distributor for the Product(s) in question less the reduced price subsequently charged by SIU for the same Product(s), on a per unit basis. Such credit to be available only with respect to Products not yet resold by Distributor. To obtain such credit, Distributor must deliver to SIU, no later than thirty (30) days after the date of notice of the pertinent price reduction issued by SIU pursuant to the Section 5(a) hereof, a price protection claim form indicating which Products have been decreased in price since SIU's previous price list. Each Distributor location should complete this form and have its remaining inventory verified by a representative of SIU.

6. SHIPMENT, SUBSTITUTION OF PRODUCTS

a. Shipment and Title

SIU will arrange for shipment of Products to the address for Distributor first set forth above, or to such other addresses as Distributor may advise SIU in writing on Distributor's purchase orders. All costs of shipment of Products from SIU's warehouse shall be for the account of, and borne by, Distributor. Title to and risk of loss of Products shall pass to Distributor when such Products are placed on board a carrier at SIU's warehouse.

b. Addition, Deletion, Substitution and Modification of Products

The parties hereto agree that SIU may, at its sole discretion, add, delete or modify a Product on the List at any time and without warning to Distributor.

7. WARRANTY

SIU warrants the Products according to the terms set forth as follows:

a. Warranty

SIU warrants that each Product sold pursuant to this Agreement against defects in materials and workmanship and conforms to SIU's published specifications for the Product, in each case, under normal use, conditions and service for the lesser of twelve (12) months from the date of shipment from Distributor's inventory of the Product or fifteen (15) months from the date of shipment to Distributor by SIU. SIU agrees to repair or replace at its option, without charge, any defective Product which is returned to SIU according to the terms set forth below for confirming inspection for warranty defect within the applicable warranty period.

b. Disclaimer of Warranties

THERE ARE NO WARRANTIES WHICH EXTEND BEYOND THE FACE OF THIS AGREEMENT. SIU DISCLAIMS ALL OTHER REPRESENTATIONS AND WARRANTIES, EXPRESSED OR IMPLIED, REGARDING THE PRODUCTS, INCLUDING, BUT NOT LIMITED TO, ANY IMPLIED WARRANTIES OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE. SIU DOES NOT MAKE ANY OTHER WARRANTY WHATSOEVER TO DISTRIBUTOR, ANY CUSTOMER OF DISTRIBUTOR, OR ANY OTHER PARTY, INCLUDING WITHOUT LIMITATION ANY WARRANTY OF MERCHANTABILITY OR OF FITNESS FOR ANY PARTICULAR USE OR PURPOSE.

c.

Limitation of Warranties

DISTRIBUTOR'S EXCLUSIVE REMEDY FOR ANY DEFECTIVE PRODUCT IS LIMITED TO REPAIR OR REPLACEMENT OF SUCH DEFECTIVE PRODUCT.

d. Limitation of Liability

EVEN IF SIU CANNOT OR DOES NOT REPAIR OR REPLACE ANY DEFECTIVE PRODUCT AND DISTRIBUTOR'S EXCLUSIVE REMEDY FAILS OF ITS ESSENTIAL PURPOSE, SIU'S ENTIRE LIABILITY SHALL IN NO EVENT EXCEED THE PURCHASE PRICE FOR ANY DEFECTIVE PRODUCT. SIU SHALL HAVE NO LIABILITY FOR GENERAL, CONSEQUENTIAL, INCIDENTAL, SPECIAL, OR PUNITIVE DAMAGES ARISING FROM ANY DEFECTIVE PRODUCT NOR SHALL SIU BE RESPONSIBLE FOR ANY LOSS OF REVENUE, BUSINESS, OR OTHER FINANCIAL LOSS ARISING OUT OF OR IN CONNECTION WITH THE SALE, INSTALLATION, USE, PERFORMANCE, OR FAILURE OF THE PRODUCTS.

e. Allocation of Risk

DISTRIBUTOR ACKNOWLEDGES THAT THE PRICING OF THE PRODUCTS AND THE OTHER TERMS OF THIS AGREEMENT HAVE BEEN SET BASED ON THE FOREGOING SECTIONS OF THIS AGREEMENT AND THAT THIS AGREEMENT PROVIDES FOR AN AGREED ALLOCATION OF THE RISK FOR DEFECTIVE PRODUCTS. DISTRIBUTOR FURTHER ACKNOWLEDGES THAT THE PRICING AND TERMS OF THIS AGREEMENT WOULD HAVE BEEN DIFFERENT HAD THERE BEEN A DIFFERENT ALLOCATION OF RISK.

f. Procedure for Warranty Return

To obtain the benefit of this warranty, Distributor must return the defective Product in question to SIU at SIU's address first set forth above, freight prepaid, in accordance with the procedure specified in SIU document INTRMA2.DOC.

8. ADVERTISING AND TRADEMARKS

a. Trademark License

A separate trademark license agreement, once executed between Seiko Instruments Inc., SIU's Japanese parent company, and Distributor, will allow Distributor to use Seiko Instruments Inc.'s trademarks solely in connection with the marketing, distribution and support of the Products within the Territory.

b. Advertising

Unless otherwise specifically agreed in writing by SIU, Distributor shall adhere to SIU's standard programs and policies of advertising, as the same may from time to time be announced. SIU and Distributor may develop an advertising program specifically intended to suit the needs and operations of Distributor. SIU shall furnish Distributor, at no expense to

Distributor, catalogues, literature, and any other printed material necessary for the proper promotion and sale of Products in the Territory. Any literature which is not used, or other equipment belonging to SIU, shall be returned to SIU at its request. All advertising material utilized by Distributor in connection with its marketing and sale of Products, including without limitation material bearing the trademarks or trade name of SIU, shall be subject to approval of SIU. Upon reasonable request, Distributor will provide SIU with Distributor copies of advertising materials utilized by Distributor in connection with the Products. Upon expiration or termination of this Agreement, Distributor will immediately turn over to SIU all promotional and other material identifying Distributor as an authorized distributor of SIU and will cease to refer to itself as a distributor of SIU and will refrain from using any name or mark that in SIU's sole opinion is confusingly similar to SIU's names and marks.

c. Advertising Allowances

SIU offers the Distributor reimbursement for its expenses incurred in connection with its advertising and promotional efforts to sell the Products pursuant to the terms of a cooperative advertising program. SIU reserves the right to suspend, modify, or terminate such cooperative advertising programs in its sole discretion upon prior written notice to Distributor. A promotions account will be established for each Distributor. SIU will allocate amounts to the Distributor's account monthly on the first day of each month that the program is in effect. Funds equal to one percent (1 %) of net sales dollars invoiced to Distributor the prior month shall be allocated. Allocations shall be accrued on an annual basis as per the effective date of this agreement. Funds not used in the twelve (12) month accrual period will not be carried over to the next 12 month period. Amounts allocated to promotional accounts shall be available only for reimbursement of costs incurred in engaging in promotional activities as defined below. In no event shall SIU be liable for payment of any sum directly to any promotional vendor or other person. No Distributor shall have any promotional account or funds allocated thereto. No such account, nor any funds allocated thereto, is assignable by Distributor.

c.1  Promotional Activity Approval

Any activity for which payment will be sought from the promotional account must be approved in advance and in writing by SIU. A request for approval should be submitted sufficiently in advance of any deadline to permit SIU to properly process such request, and in no event less than thirty (30) days prior to the proposed date of the activity covered by the request. All requests must include a specific outline of the proposed activity or activities and all other relevant information such as objective, sales goal, promotion period, estimated cost, number of copies to be printed, etc.

c.2  Eligible Promotional Activities

Funds from the promotional account shall be made available to Distributor when engaging in any or all of the following promotional activities.

(i) Distributor Published Catalogs or Mailers.

Distributor shall receive an amount equal to fifty percent (50%) of the cost, for each full page or fraction thereof devoted to Products, actually incurred in the production and printing of such items. In order to qualify for promotional credit, each such catalog or mailer must identify the Products and prominently display the SIU brand name and/or logo. No allowances will be made for freight, storage or publicity costs.

(ii) Distributor Space Advertising

Distributor shall receive an amount equal to fifty percent (50%) of the production or publication space costs of the portion of such advertising devoted to Products. SIU must approve the copy, layout and publication medium of the advertisement in advance. Such advertisement may include goods other than products but may not include goods which compete with products.

(iii) Distributor Specialty Advertising

Distributor shall receive an amount equal to fifty percent (50%) of the cost of imprinted, business-related specialty advertising items (example: pens, calendars note pads, etc.). In order to qualify for the promotional credit, each specialty item must be prominently imprinted with the SIU brand name and/or logo. No allowances will be made for freight, storage or mailing costs.

d. Proprietary Trademarks

Distributor acknowledges that SIU is the owner or licensee of all trademarks, trade names, service marks, corporate names, logos, designs or similar marks or names used in connection the Products, including without limitation the trademark "SEIKO INSTRUMENTS." Further Distributor acknowledges that the trademark "SEIKO" is the registered trademark of

Seiko Corporation and may not be used by Distributor in any way. Neither Distributor nor Distributor's agents, employees, or sales persons shall acquire or claim any right, title or interest to such proprietary rights of SIU by reason of Distributor's appointment hereunder or through any use permitted here under.

9. PRODUCT RETURNS

SIU and Distributor anticipate that from time to time adjustments to Distributor's inventory by return of Products to SIU may be in order. No product will be accepted for return unless a Return Material Authorization
(RMA) has been issued. The following procedures will govern returns of
Products:

a. Eligibility

Distributor may return Products which have been deleted by SIU from the List which Distributor believes are overstocked in its inventory. Returns of Products deleted from the List must be made by Distributor no later than thirty (30) days after the effective date of deletion in each case. Returns of Products which Distributor believes are overstocked in its inventory may be made at any time, subject to the remaining provisions of this Section 9.

b. Procedures

Returns of Products must be accompanied by an RMA number identifying the Products in question, by part or model number and by quantity being returned, together with the date of purchase, purchase order number and payment price applicable thereto. Returns of Product must be shipped by Distributor, freight prepaid, in original packing and in satisfactory condition, to SIU at its address first set forth above. Return of Product shall be subject to inspection by SIU. Upon completion of inspection and acceptance of return by SIU, and subject to the remaining provisions of this Section 9, credit will be issued to Distributor for the purchase price previously paid by Distributor for the returned Products.

c.  Limitations

Returns of Products pursuant to this Agreement are subject to the following limitations:

(i.) During the first one (1) year period after the date first set forth above, Distributor may return one hundred percent (100%) of Distributor's first order for each Product purchased by Distributor from SIU. A restocking order equal to the dollar value of the return must be placed with SIU when the return is made.

(ii.) During each succeeding one (1) year period after the date first set forth above, Distributor may return five percent (5%) of the value, based on purchase price(s) paid by Distributor to SIU, of Products purchased by Distributor and maintained in inventory for at least three (3) months, from SIU during such period. A restocking order equal to the dollar value of the return must be placed with SIU when the return is made.

(iii.) Returns of Products which SIU deems at its sole discretion, must be scrapped or reworked, or for which shipping charges have not been prepaid, shall be deducted from the credit granted by SIU as set forth above.

(iv.) No return may be made of Products which have been held in Distributor's inventory for more than fifteen (15) months.

(v.) Non-Standard Products and /or Special products are not eligible for return.

10. INDEMNIFICATION

a. By Distributor

Distributor will indemnify, defend and otherwise hold SIU harmless from all costs, losses, damages or liabilities arising from any claim, suit, or other legal or equitable proceeding brought or asserted against SIU, to the extent that any claim is based upon alteration of the Products by Distributor or a third party under Distributor's direction, which alteration is alleged to have caused the action or proceeding.

b. By SIU

SIU will at its option and at its expense, defend or settle, any claim, suit proceeding or other action brought against Distributor or its customers, for infringement of any United States patent, copyright, trademark or other intellectual property right related to the Products or their use, subject to the limitations set forth below. SIU will have sole control of any such action or settlement negotiations and SIU will pay any final judgment entered against Distributor or its customers based on such infringement. SIU will not be liable for any costs or expenses incurred without its prior written authorization. SIU at its sole option will be relieved of the foregoing obligations unless Distributor or its customers notifies SIU promptly in writing of such action and gives SIU full information and assistance to settle and/or defend such action. If it is adjudicatively determined that a Product infringes or if the sale or use of a Product is, as a result, enjoined, then SIU will, at its option and expense, either (i.) procure for Distributor the right to sell or use the Products; or (ii.) replace the Products with other suitable Products; or (iii.) suitably modify the Products to be non-infringing; or (iv.) if none of the foregoing are commercially reasonable, as determined by SIU, accept return of the affected Products and refund Distributor's aggregate payments for such Products, less a reasonable sum for use and/or damage, if any.

11. TERM

This Agreement shall take effect as of the date first set forth above and shall remain in effect indefinitely thereafter, provided, however, that this Agreement may be terminated by either party, for any reason or no reason whatsoever, by giving the other party thirty (30) days written notice of its intent to terminate this Agreement. To reflect Distributor's acknowledgment of this termination right, Distributor verifies this by placing the initials of its authorized agent here:/s/KWS

12. TERMINATION

a. Either party may immediately terminate this Agreement by written notice to the other party if the other party becomes insolvent, commits any act of bankruptcy, makes an assignment for the benefit of creditors, merges or sells or transfer substantially all of its assets, or if any petition is filed by or against the other party under any Federal or state bankruptcy or corporate reorganization act or if a receiver for said party is appointed or applied for. Such rights of termination are based upon each party's recognition of an reliance upon the particular skills, knowledge and experience of the other party hereto and/or its management, and the credit worthiness of such other party, in entering into this Agreement.

b. In the event of breach of this Agreement by either party, the other party may terminate this Agreement by fifteen (15) days' written notice to the party in breach, unless such breach is cured during such fifteen (15) day period.

c. SIU shall have the right to terminate this agreement for cause with respect to any of Distributor's sales or marketing locations, while not terminating the agreement in its entirety.

d. The parties recognize that termination or expiration of this Agreement in accordance with its terms or its failure to be renewed or extended may result in loss or damage to either party, but hereby expressly agree that neither party shall be liable to the other party by reason of any loss or damage resulting from such termination or expiration of this Agreement by the other or the failure of the Agreement to be renewed or extended (including, without limitation, any loss of prospective profits, or any damage occasioned by loss of good will) or by reason of any expenditures, investments, leases or commitments made in anticipation of the continuance of this Agreement. The foregoing, however, shall not in any way relieve either party from liability to the other for damages arising out of any breach of this Agreement.

e. Said termination shall not affect any obligation of the parties which has accrued prior to the date of termination, including Distributor's obligation to pay for any products ordered, shipped, accepted or confirmed prior to termination. Any orders and or shipments which remain open at the time of termination shall be canceled and closed within ninety (90) days from the date of termination.

f. Products Remaining Upon Termination by SIU. Upon termination of this Agreement by SIU, SIU will repurchase all or any portion of unsold Product remaining in Distributor's inventory that is in its original factory packaging and after inspection by SIU is considered good and saleable product. SIU will not repurchase product in broken reels, or quantities below minimum purchase order requirements. The price to be paid for the repurchase of said inventory shall be at Distributor's cost or the latest published price, whichever is lower.

g. Products Remaining Upon Termination by Distributor. Upon termination of this Agreement by the Distributor, SIU or its designee may elect, in SIU's sole discretion, to purchase from Distributor any or all Products which are owned by Distributor. The price to be paid for the repurchase of said inventory shall be Distributor's cost or the latest published price, whichever is lower. An additional restocking charge of fifteen percent (15%) shall be deducted from the purchase price.

h. In any event SIU shall only purchase product which is in its opinion is undamaged and in good condition. Product shall have been shipped to Distributor within one (1) year prior to termination date and appear on the inventory report as of the date of termination. Product must be identified by SIU as returnable as of the date of shipment and remain returnable as of the date of termination. Products which do not meet this criteria are not returnable. Distributor shall obtain a Returned Material Authorization Number and ship the returnable inventory to SIU's warehouse, freight prepaid, within thirty (30) days of the date of termination.

CONFIDENTIALITY

Distributor recognizes and agrees that in the course of performing its duties and services for SIU, Distributor may acquire from SIU confidential information which gives SIU an advantage over its competitors who do not know or use it, including but not limited to techniques, designs, drawings, processes, inventions, developments, equipment, prototypes, sales and customer information, trade secrets and other confidential information concerning SIU's business, customers, pricing, design and engineering data, manufacturing processes and products and Distributor agrees, for itself, and on behalf of its agents, employees, sales persons, representatives, officers, and directors to preserve the confidentiality of all such information so received or otherwise obtained by Distributor, that all such information shall remain the sole property of SIU, and further agrees that during the term of this Agreement and in the future, Distributor shall not disrupt, damage, impair, or interfere with the business of SIU, whether by way of interfering with or raiding its employees, disrupting its relationships with customers or potential customers, agents, Distributors or vendors or otherwise. The terms of this section shall survive termination or expiration of this Agreement.

14. MISCELLANEOUS

a. This Agreement contains the entire understanding of the parties and supersedes any other oral or written agreements between them. No change or modification of this Agreement will be binding unless in writing and signed by both parties hereto. The terms contained in this Agreement shall apply to all purchase orders here under, regardless of any provisions in the purchase orders or other business forms of the parties, subject to otherwise agreed upon modifications acknowledged by both parties in writing.

b. Notices to be given under this Agreement must be in writing and will be deemed given only when mailed, by certified or registered mail, or delivered by an overnight mail/delivery service such as Federal Express, DHL or UPS Red Service, addressed to the party to be notified at its address set forth at the beginning of this Agreement, wherein a signed receipt is obtained by the carrier.

c. Any controversy or claim arising out of or relating to this Agreement, or the breach thereof, shall be settled by arbitration in Los Angeles, California in accordance with the Commercial Arbitration Rules of the American Arbitration Association, and judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction thereof. This Agreement shall be construed in accordance with the laws of California, except the arbitration clause which shall be enforced pursuant to the Federal Arbitration Act.

d. In the event it is necessary to enforce any of the terms and conditions of this Agreement through arbitration, the prevailing party shall be entitled to all costs and expenses incurred, including reasonable attorneys' fees, in addition to any other relief to which it may be entitled.

e. The relationship created between SIU and Distributor is intended to be personal m nature, and, consequently, this Agreement shall not be assignable, or transferable in any manner whatsoever by Distributor without the written consent of SIU.

f. If any term, provision, covenant or condition of this Agreement is held to be invalid, void or unenforceable by a court of competent jurisdiction, the remainder of the provisions of this Agreement shall remain in full force and effect and shall in no way be affected, impaired or invalidated.

g. The failure or refusal by either party to enforce any provision of this Agreement or to require performance of any provision shall not be construed as a waiver of such provision or to affect the validity of this Agreement or any part hereof, or the right of such party thereafter to enforce each and every provision of this Agreement according to its terms.

h. SIU shall not be liable for any delay or failure to deliver any Products in case delay or failure is caused by labor disputes, strikes, war, riots, insurrection, civil commotion, fire, flood, accident, storm, earthquake or any act of God, failure of supplies, or other causes beyond SIU's control.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective duly authorized of ricers as of the date first set forth above.


SIEIKO INSTRUMENTS U.S.A., INC.                  Reptron Electronics, Inc.
("SIU")                                           ("DISTRIBUTOR")

By:/s/ Tom Touji                                By: /s/ Keith W. Steenland
      ------------------------                     -----------------------
Name: Tom Touji                                 Name: Keith W. Steenland
Title: Vice President                           Title: Vice President -
                                                Marketing Semiconductors

EXHIBIT A

Exhibit A to Stocking Distributor Agreement dated February 11 , l998 between the Electronic Components Division of SEIKO INSTRUMENTS USA, INC., ("SIU") and Reptron Electronics, Inc. ("Distributor").

Territory

The territory covered by the Agreement consists of the following:

NORTH AMERICA

Distributor's authorized locations are:

ALL LOCATIONS ARE AUTHORIZED

Revision # Original                       Dated: February ll, l 998

SEIKO INSTRUMENTS USA, INC.                Reptron Electronics, Inc.
("SIU")                                          "DISTRIBUTOR"
By: /s/ Tom Touji                       By: ./s/ Keith W. Steenland
Name: Tom Touji                         Name: Keith W. Steenland
Title:Vice President                    Title: Vice President -
                                         Marketing Semicondutors
















                               EXHIBIT 10.3




















INDUSTRIAL COMPONENT PRODUCTS
DISTRIBUTORSHIP AGREEMENT

Agreement entered into, by and between Lambda Electronics Inc., a New York corporation having its principal place of business at 515 Broad Hollow Road, Melville, NY 11747 ("Supplier"), and Reptron Electronics, Inc., a Florida corporation having its principal place of business at 14401 McCormick Drive, Tampa, FL 33626-3046 ("Distributor").

IT IS AGREED:

Appointment. Supplier appoints Distributor on a nonexclusive basis to serve during the term of this Agreement as an authorized distributor of the Products within the Territory, and Distributor accepts such appointment. Supplier shall be free to distribute the products within the Territory either directly or through other distributors or dealers.

1.1 Definition of "Products". The then "Products" shall mean all products offered for sale by Supplier generally, as set forth and at the prices described in Supplier's then current Published Price List. Products may be added to the Price List or deleted therefrom by Supplier upon sixty (60) days prior written notice to Distributor. Additional Products may be added to this Agreement, including Products specified in Supplier's catalog but previously excluded from the Price List, at any time.

1.2 Definition of "Territory". The term "Territory" shall mean the geographic areas comprising the continental United States.

2. Responsibilities of Distributor. Distributor shall use its best efforts and shall devote such management, manpower, and time as may be necessary to conduct a mutually agreed to program to sell and to promote the sale, lease or other distribution, Or the Products within the Territory. Distributor shall not be prevented in any way four soling within the Territory similar products or merchandise of other suppliers or manufacturers. Without limiting the generality of the foregoing:

2.1 Inventory. Distributor shall maintain a representative inventory of Products in reasonably sufficient quantities to provide adequate and timely delivery to Distributor's customers.
Minimum stocking requirements are set forth on Exhibit A.

2.2 Sales, Marketing and Promotion. Distributor shall maintain a competent sales force to market the Products and shall advertise or otherwise promote the sale, lease or other distribution of the Products (including the establishment of promotional campaigns, advertising in trade journals and the like) within the Territory.

2.3 Training Programs. Distributor and its employees shall participate, when and to the extent appropriate, in such training programs as may be offered by Supplier

2.4 Reports. Distributor shall send to Supplier, within thirty
(30) days after the end of each calendar month, a written or electronic Point of Sale Report indicating the quantities of all Products sold by Product type, including model number, and customer name, address and zip code and such other information pertaining to Distributor's resales under this Agreement as Supplier may reasonably request.

2.5 Audit and Inspection. Not more than twice annually, upon reasonable prior written notice, Distributor shall permit Supplier, at Supplier's sole cost and expense, to (i) audit those records of Distributor which pertain to purchases of Products under this Agreement for the previous twelve (12) months, and (ii) perform an inventory of all Products purchased hereunder by Distributor at each location; provided, however, that such audit and inventory are carried out at reasonable rimes and in a manner that will not disrupt or otherwise materially adversely impact the conduct of Distrbutor's business.

3. Responsibilities of Supplier. Supplier shall cooperate with and assist Distributor in performing its duties under this Agreement and in promoting the sale and distribution of the Products. Without limiting the generality of the foregoing:

3.1 Training. Supplier shall provide Distributor's sales organization with Product sales training, support and assistance.

3.2 Literature. Supplier shall furnish Distributor with a reasonable supply of current product information including price lists, sales literature, specification sheets and catalogs.

3.3 Advertising, Promotion and Referrals. Supplier shall mention Distributor in its product advertising as an authorized distributor of the Supplier's products. Supplier shall refer to its distributors, including Distributor, leads, orders, customers and potential customers involving quantities of the Products customarily handled by distributors.

3.4 Cooperative Advertising. To assist Distributor in advertising and promoting the Products, Supplier shall accrue into a special advertising fund Two percent (2 %) of net inventory purchases invoiced to Distributor each month.

3.5 Military Products. In the case of sales to United States government agencies, at Distributor's request, Supplier shall provide Distributor with such documentation as may be necessary for compliance with applicable governmental regulations, requirements and specifications, including, without limitation, certificates of conformance and traceability and any supporting paperwork. Supplier shall ship, mark and pack all Military Products in accordance with the relevant government specifications.

4.  Orders; Delivery; Rescheduling; Cancellation.

4.1 Orders. Distributor may place written, telefaxed or electronically transmitted purchase orders for delivery in accordance with applicable lead times. Such purchase orders shall describe the Products ordered, the quantities requested, delivery dates requested, prices and shipping instructions, where appropriate. Supplier shall acknowledge receipt of each order in writing, by telefax, telex, or electronic transmission at the earliest practicable date, but in any event within ten (10) business days following receipt thereof. In its acknowledgment, Supplier shall confirm Distributor's requested delivery date as the shipment date or specify an alternative shipment date.

4.2 Method of Shipping All shipments from Supplier's F.O.B. point shall be made in accordance with Distributor's then current shipping instructions. In the absence of specific instructions from Distributor, the shipping and packaging method shall be at the discretion of Supplier.

4.3 Rescheduling and Cancellation. Distributor may, upon notice to Supplier equal to or greater than applicable lead times, reschedule or cancel acknowledged orders without cost, penalty or additional charge to Distributor: provided, however, that Distributor may not reschedule any order for delivery after the termination or expiration of this Agreement unless agreed to by Supplier.

4.4 Acceptance. Distributor shall be deemed to have accepted Products upon delivery to Distributor, unless Distributor notifies Supplier within thirty (30) days after delivery that the Products are rejected because they are defective or do not conform to the Supplier's applicable warranty, the terms of this Agreement, Distributor's order, or are otherwise non-conforming.

5. Prices. The prices for Products purchased under this Agreement shall be as set forth in Supplier's Price List in effect as of the date of this Agreement. Prices are subject to change upon at least sixty (60) days prior written notice from Supplier to Distributor.

5.1 Price Increases. Prior to the effective date of a price increase, Distributor may order Products for delivery at the prior (i.e., lower) price. All Products shipped under orders placed by Distributor prior to the effective Date of any price increase shall be shipped and invoiced at the price in effect at the time of order placement.

5.2 Price Decreases. If Supplier decreases the price of any Product, Distributor shall be entitled to a credit equal to the difference between the price paid for the Product by Distributor (less any credits previous granted with respect to such Product) and the decreased price. This credit shall apply to all such Products currently in Distributor's stock, or in transit on the effective date of the decrease. To claim such credit, Distributor shall submit to Supplier, within sixty (60) days following the effective date of such price decrease, a report of the Products subject to the price adjustment, including such documentation as may be required to process the claim. All Products shipped after the effective date shall be invoiced at the price in effect at the time of shipment.

5.3  F.O.B. All prices are F.O.B. Supplier's facility.

5.4 Sales Taxes, Export and Other Charges. Pricing does not include sales or use taxes or if Products are to be delivered by Supplier to points outside the continental United States, the cost of export packing, export duties, licenses, and fees. These items shall appear as separate items on Supplier's invoices.

5.5 Risk of Loss. Distributor shall assume all risk of loss and pay all costs of insurance for the Products upon Supplier's delivery thereof to a common carrier.

6. Terms of Payment. Supplier shall invoice Distributor upon shipment of each order. Such invoices shall be due and payable by Distributor within thirty (30) days following Distributor's receipt of the invoice.

7. Return of Product/Semi-annual Rotation. No later than 30 days following the end of each six-month period of this Agreement, Distributor may return to Supplier, for credit against subsequent orders, a quantity of Products whose value shall not exceed Ten percent (10%) of the net sales dollars invoiced to Distributor during such six-month period. "Net Sales dollars" shall mean the price paid by Distributor, less all returns and other credits. The foregoing return privilege shall be subject to the following:

7.1 Products must be returned in their original packaging unused, free of damage and in merchantable condition;

7.2 Prior to returning any Products, Distributor must obtain a Return Authorization from Supplier, which shall be given to Distributor within thirty (30) days of request by Distributor; and

7.3 All Products resumed under this Paragraph 7.1 shall be shipped F.O.B. Distributor's facility, freight, insurance and shipping charges prepaid.

8.Product Changes.

8.1 Discontinuance and Obsolescence. Supplier shall provide Distributor with at least 90 days notice of its intent to discontinue the manufacture of any Product. Within thirty (30) days following receipt of such notice, Distributor may notify Supplier in writing of its intention to return any discontinued products remaining in its inventory and shall receive a credit against subsequent purchase for such returned Products equal to the Net Price paid by Distributor, provided that said Products are returned within thirty (30) days of the date of Distributor's notice of intent to return. Distributor shall pay all freight and shipping charges in connection with any such returns.

8.2 Modification of Products. Supplier shall give Distributor at least ninety (90) days prior written notice of all engineering modifications that will affect form, fit, or function of any Product in Distributor's inventory. Supplier will replace any affected Product remaining unsold with upgraded Products within one hundred twenty (120) days of the official public announcement of such modification or Supplier shall pay all freight and shipping charges in connection with any such returns or replacements. Distributor shall have the right to purchase any amount remaining of discontinued and obsolete Products, provided, however, that such purchase may not be returned for any reason, other than for repairs.

8.3 Return Material Authorization. A Return Material Authorization shall b issued by Supplier within thirty (30) days of any request for the same by Distributor when required in connection with any return request under this Agreement.

9. Standard Warranty. The Products shall be covered by Suppliers standard warranty terms and provisions as set forth in its product catalog. Supplier shall extend such warranty to Distributor's customer.

10. Special Purchases. Supplier and Distributor may at any time during the term of this Agreement amend this Agreement to provide for the special purchase of other Products, including non-standard Products and Products in greater quantities than those set forth in Supplier's then current Published Price List.

11. Compliance with U.S. Export Laws. Distributor hereby warrants and represents that it is familiar with the export control requirements of the United States Departments of Commerce and State, and acknowledges that certain Lambda products, including documentation and other technical data, may require an export license issued by either Department. In the event that Distributor is to export any Products, or becomes aware that any purchaser intends to export any Product, Distributor shall make such further inquiry and shall take such actions as may be necessary to avoid violation of export control regulations, including obtaining an export license in those instances where such a license is required.

Distributor shall notify Lambda immediately upon discovery that any Lambda product, whether or not sold by Distributor, has been diverted from its original destination, exported, re-exported to a country other than the original country of export, or relocated, sold or otherwise disposed of within the original country of export or has been used for purposes other than as disclosed on the Customer Background Certification or other documentation in violation of U. S. Export Regulations. In addition, Distributor shall notify Supplier immediately upon receipt of any Boycott-related request that applies to Supplier or its products.

12. Term and Termination.

12.1 Term. The initial term of this Agreement is for three (3) years commencing on November 10, 1997. This Agreement, thereafter, shall automatically renew and extend annually for a one (1) year term unless either Party has given the other at least sixty (60) days prior to the end of the term written notice of its intention not to renew the Agreement.

12.2 Termination for Convenience. Either Supplier or Distributor may at any time terminate this Agreement without cause and for its convenience by giving ninety (90) days prior written notice to the other. Both parties acknowledge that neither party shall in any way be liable to the other for any loss, expense, or damage (including special, consequential, or incidental damages) by reason of any termination of this Agreement without cause.

12.3 Events of Default. Any of the following shall constitute a default uncle, this Agreement:

12.3.1 The assignment by Distributor of this Agreement or, any of its rights hereunder without the prior written consent of the non-assigning party (the word "assign" to include, without limiting the generality thereof, a merger, sale of any substantial portion of assets or business or any similar transaction). For purposes of this section, arrangements with sub-distributors shall not constitute "assignment".

12.3.2 The failure of either party to perform or observe any of its obligations hereunder, including substantial failure to meet mutually agreed performance goals set forth on Exhibit A or minimum stocking levels set forth on Exhibit B for three consecutive quarters, which failure remains uncured thirty days following receipt of written notice thereof); or; or if the breach is of such a nature that it could not reasonably be immediately cured, the failure to immediately commence to cure the breach and, thereafter, proceed with due diligence to cure it. For purposes of this subparagraph, "substantial failure to meet mutually agreed performance goals" shall mean net sales of less than 66% of the stated goal for such quarter. Failure to either meet performance goals or to maintain minimum stocking levels shall be deemed to ire uncurable.

12.3.3 The assignment by Distributor or Supplier of its business for the benefit of creditors, or the filing of a petition by or against Distributor under the U.S. Bankruptcy Code or any similar statute which is not discharged or stayed within thirty (30) days, or the appointment of a receiver or similar officer to take charge of Distributor's property, or any other act indicative of bankruptcy or insolvency.

12.4 Remedies Upon Default. in the event of any default set forth in Subsection 12.3 above, Supplier may terminate this Agreement for cause by written notice and recover damages for breach. Distributor shall bear Supplier's costs and expenses, including reasonable attorney's fees incurred in any judicial action to enforce such performance or recover such damage, or avail itself of any other lawful remedy available under law or equity. The rights and remedies under this Subsection are intended to be cumulative and not exclusive.

12.5 Return of Inventory.

12.5.1 In the event Supplier terminates this Agreement without cause or elects not to renew it, or Distributor terminates this Agreement upon Supplier's default, Supplier shall repurchase from Distributor all unsold Products designated by Distributor from its inventory at the price paid therefor by Distributor, less any prior credits granted by Supplier on such Products. Supplier shall pay all freight and shipping charges in connection with such repurchases. Distributor shall pay a 5% Restocking fee in connection with return of Product upon Distributor's breach or voluntary termination or non-renewal.

12.5.2 Notwithstanding the foregoing, Supplier shall be required to accept only those Products which are in their original unopened packaging or, where not in such packaging, are undamaged and in saleable or merchantable condition after testing and inspection by Supplier.

12.6 Outstanding Order. In the event of any termination for any reason other then for breach by Distributor, Supplier shall, if requested to do so by Distributor, honor any open Distributor purchase order then outstanding.

12.7 Release. No termination of this Agreement shall affect any obligation of either party to pay amounts due to the other hereunder and all such payments shall be made when due.

13. Indemnification. Supplier shall defend, indemnify and hold Distributor harmless from all cost, loss, damage, liability, or expenses of whatsoever nature, including attorney's fees, based on an allegation that the Products or their distribution or use infringe any patent, copyright, trademark, or trade secret, if Distributor promptly notifies Supplier of any such proceeding or claim after it becomes known to Distributor and Distributor provides all the assistance and cooperation to Supplier that is reasonably requested. Supplier shall not be liable to Distributor, its affiliates or its customers under any provision of this Section to the extent that any claim is based upon (i) a use for which the Product or part was not intended, or (ii) altered or modified Products, or their combination with any other product, which alteration, modification, or combination has given rise to the claim of the infringement. Supplier shall have no liability whatsoever for indirect, incidental or consequential damages of any nature including without limitation for lost profits or wages.

14. Trademarks: Trade Names., Distributor is hereby granted a non-exclusive right to use Supplier's trademarks, trade names, logos and other marks and names for the purposes of identifying itself to the public as an authorized distributor of the Products and for advertising and otherwise promoting the resale, lease or servicing of any Products purchased under this Agreement, and for no other purpose whatsoever. Supplier's trademarks, service marks and other intellectual property shall remain the sole and exclusive property of Supplier, and Distributor acquires no rights therein beyond those specifically granted herein.

15. Confidential Information. In the course of performing this Agreement, Supplier and Distributor may each receive proprietary information, trade secrets or other know-how belonging to the other (including, but not limited to, knowledge of manufacturing or technical processes, financial and systems data, customer information and resale reports) ("Confidential Information'). Each party shall maintain in confidence all Confidential Information except and to the extent that disclosure of any Confidential Information, is required by any law or governmental regulation or the decree of a court having competent jurisdiction, and shall use
Confidential Information solely for the purpose of fulfilling its obligations under this agreement. Confidential Information shall not include information in the public domain, entering into the public domain through no fault of, the party obligated to maintain such confidentiality hereunder or received from a third party not known by recipient to be under an obligation of confidentiality. This Section 15 shall survive termination or expiration of this Agreement for a period of two (2) years.

16.  General.

16.01 Entire Agreement. This Agreement constitutes the entire agreement between the parties with respect to the matters covered herein and supersedes all prior communications or understandings between Distributor and Supplier with respect thereto.

16.02 Amendment. This Agreement may not be changed, modified or amended unless such change, modification, or amendment is in writing and executed by the party against which the enforcement of such change, modification or amendment is sought.

16.03 Governing Law. This Agreement is made in, governed by, and shall be construed solely in accordance with, the internal laws of the State of New York.

16.04 Arbitration. Any dispute arising out of this Agreement which cannot be resolved through cordial negotiations will be submitted for arbitration by a recognized dispute resolution provider. (If the parties cannot agree on the provider, the matter shall be referred to the American Arbitration Association.) The matter shall be determined by a three person dispute resolution panel composed on one representative of each party and a third person selected by the two representatives thus selected. The dispute resolution panel will act by majority vote and its decisions will be binding on both parties, including its award of legal fees, if any. The decision of the panel may be enforced by any court of competent jurisdiction.

16.05 Assignment. party shall have the right to assign this Agreement or any rights hereunder without the prior written consent of the other. For purposes, hereof, the term "assign" shall include, without limitation, a transfer by merger, sale of assets or business, or other transfer of control by operation of law or otherwise.

16.06 Authority. Both parties represent and warrant that they are party to no other outstanding agreements or obligations which would prohibit their entering into this Agreement.

16.07 Paragraph Headings. Paragraph headings and numbers have been inserted for reference only.

16.08 Waiver. Waiver by either party of compliance with any provision of this Agreement or of any breach shall not constitute a waiver of any other term or condition or breach of this Agreement, or of any subsequent failure to comply or any subsequent breach of the same or any other provision.

16.09 Notices. Notices and other communications by either party under this Agreement shall be deemed given when delivered by confined fax, by courier or by hand or when deposited in the United States mail as certified mail, postage prepaid, addressed to the distribution director of the other party at its then principal place of business as follows:

If to Supplier:

Lambda Electronics Inc.
515 Broad Hollow Road
Melville, NY 11747
Attention: Theodore R. Greene, Distribution Manager

If to Distributor:

Reptron Electronics, Inc.
14401 McCormick Drive
Tampa, FL 33626-3046
Attention: Paul J. Plante, Chief Operating Officer

16.10 Invalidity of Provisions. In the event that any term or provision of this Agreement shall be deemed by a court of competent jurisdiction to be overly broad in scope, duration or area of applicability, the court shall have the power and hereby is authorized and directed to modify such term or provision so that such term or provision is no longer overly broad subject to the foregoing, in the event any provision of this Agreement shall be held to be invalid or unenforceable for any reason, such invalidity or unenforceability shall attach only to such provision and shall not affect or render invalid or unenforceable any other provision of this Agreement.

16.11 Force Majeure. Nonperformance under this Agreement shall be excused, and neither party shall be liable for any loss, damage, penalty or expense, to the extent that such performance is rendered impossible or delayed by fire, flood, act of God or the public enemy, act of the Government, labor difficulties, riot, inability to obtain materials or any other cause where the failure to perform or delay is beyond the reasonable control of the non-performing party and without the negligence of such party.

16.12 Relationship of Parties. The relationship between the parties hereto shall be that of independent contractors, each being in full control of its own business. Under no circumstances shall either party have the right or authority, expressed or implied, to act or make any commitment on behalf of or bind the other or represent the other as its agent in an way. Nothing contained in this Agreement shall be construed as creating a joint venture or partnership between Supplier and Distributor.

AGREED TO THIS

10th day of November, 1997

Supplier:                                  Distributor:
Lambda Electronics, Inc.                   Reptron Electronics, Inc.

By: /s/ Theodore R. Gueve                  By: Paul J. Plante
Title:  Dist Mgr                           Chief Operating Officer

1/8/98                                      1/6/98


EXHIBIT A

Sales Goals

The following dollar amount (represented in US dollars) is the volume target agreed to for the year April 1, 1998 - March 31, 1999:

In thousand dollars

       1Q    2Q    3Q    4Q

       1000   1250  1250  1500

Exhibit B

Inventory levels

DISTRIBUTOR shall purchase an initial inventory of Products not less than $350,000, and thereafter shall maintain minimum inventory levels in amounts sufficient to meet sales goals.

                                      11


















                             EXHIBIT 10.4

















Reptron Electronics, Inc.
-----------------------------------------------------------------------
---
14401 McCormick Drive  Tampa, FL 33526 (813) 854-2351

February 23, 1998

OECO Corporation
c/o Kirk Lundblade
J.C. Bradford & Co.
330 Commerce Street
Nashville, Tennessee 37201

Re: Potential Acquisition of the Stock of OECO Corporation (The
"Company")

Gentlemen:

   We first wish to thank you for having provided us an opportunity to visit your facility and to discuss the potential acquisition of your Company. Based upon our preliminary review of the information you have provided and subject to satisfactory completion of our due diligence review, by this letter:

   1. Reptron Electronics Inc. expresses its interest in entering into an Agreement and Plan of Merger with the Company, whereby a wholly-owned subsidiary of Reptron will be merged with and into the Company and the current shareholders of the Company will receive cash for their shares.

   2. (a) The merger shall be in conformity with the terms and conditions of the Agreement and Plan of Merger ("Agreement") anticipated to be subsequently negotiated between the parties. Except for Paragraphs 3, 4, 5 and 6 hereof, this letter is not contractual in nature, notwithstanding the signature of each party hereto, and reflects only the intention to proceed toward the negotiation of an Agreement. Notwithstanding anything in this letter to the contrary, and further notwithstanding the limited specificity of the elements that may be encompassed in an Agreement, if negotiated, if the parties do not negotiate, execute and deliver an Agreement by the earlier of: (i) April 30, 1998, or (ii) Reptron's prior written notice to the Company that it will no longer proceed in this regard, this expression of interest shall thereafter cease, and, except as set forth in Paragraphs 3, 4, 5 and 6, neither Reptron nor the Company shall have any obligation or claims against the other by way of damages or specific performance, including, but not limited to any claims for the failure of the parties to successfully negotiate the Agreement for whatever reason. If such an Agreement is executed and delivered, its terms shall control the respective rights and obligations of the parties and the conditions and procedures of closing.

OECO Corporation
February 23, 1998
Page 2

   (b)   The Agreement may, among other matters, contain the following:

      (i) The purchase price of approximately $26,000,000 (which excludes the assumption and payment of certain transaction expenses) in exchange for delivery of all stock would be paid in cash at closing.

      (ii) Representations and warranties of the Company and its shareholders and other covenants and escrows customary in transactions of this type and acceptable to tint; parties.

      (iii) Conditions precedent to Reptron's obligation to close the transaction, may include, but not be limited to, the following:

         (1) Reptron's satisfaction of the results of its due diligence review which shall be completed by April 30, 1998. In the event the Agreement is executed, the due diligence period may be extended as therein agreed by the parties. Such due diligence examination shall include examination of all tangible and intangible assets and liabilities and review of all books and records, contracts and agreements and other relevant documents.

         (2) Execution by Ms. Fena of an acceptable employment agreement (including a covenant not to compete and a nonsolicitation provision).

         (3) Absence of any material adverse change in the business or financial condition of The Company or its subsidiary, Hibbing Electronics Corporation ("Hibbing").

         (4) No litigation shall have been commenced or threatened, the effect of which could restrain or prevent the carrying out of the transaction contemplated in the Agreement, or in which an unfavorable result could have a material adverse effect on the contract manufacturing business of Hibbing.

         (5) Compliance by the Company and Hibbing with all applicable federal and local law.

         (6) Consents by all governmental agencies and/or approval and/or consents by third parties which are necessary or required in order for Reptron to acquire the Company and conduct the business as currently conducted by Hibbing.

OECO Corporation
February 23, 1998
Page 3

         (7) Approval as required by the Boards of Directors and Shareholders of each of Reptron and the Company and the shareholders of the Company.

   (c) The closing of the transaction would not be contingent upon Reptron securing financing commitments.

   3. The Company and Hibbing shall provide access to their books, records, documents and other matters as are deemed required to be examined by Reptron so that it may conduct its due diligence examination as described above. Reptron shall not, for a period of 2 years following the cessation of the due diligence examination, disclose the information obtained during that process or, if negotiations proceed toward an Agreement, further information obtained during these negotiations. Reptron may, however, disclose such information to those of ricers, employees, directors, attorneys, accountants or financial advisors of Reptron who need to know such information for purposes of assisting Reptron in connection with this potential transaction, or as may be required by law upon advice of counsel. Reptron shall require all of said foregoing persons to whom such information is disclosed not to disclose any such information to others in violation of this restriction. This restriction shall not apply to any information which:

   (a) At the time of the disclosure or thereafter is generally available to or known by the public other than as a result of an improper disclosure directly or indirectly by Reptron.

   (b) Was available to Reptron from a source other than the Company, Hibbing or its officers, employees, agents or attorneys, provided that such source is or was not bound by a confidentiality agreement or obligation with the Company or Hibbing, to which such covenants are known to have existed by Reptron.

   (c) Has been developed by Reptron without violation of the above restriction.

If the Agreement is not executed on or before April 30, 1998, Reptron shall, upon the request of the Company or Hibbing, return any and all records and/or copies thereof which had been provided by the Company or Hibbing during this process. In addition, information disclosed to Reptron by the Company or Hibbing in connection with the due diligence process described above or during negotiations if they commence, other than information received or made available to Reptron under subparagraphs (a), (b) or (c) above, may be used by Reptron only for the sole purpose of determining whether to enter into negotiations of a definitive agreement.

   4. But for press or other releases, or communication including discussions with the Company's and Hibbing's customers, vendors and employees, all of which being mutually acceptable to each of Reptron and the Company, and requisite filings with federal or state agencies, delivery of this letter and the continuing negotiations contemplated herein are to be held in the strictest of confidence, disclosure of which being limited to only those employees and

OECO Corporation
February 23, 1998
Page 4

representatives of each of the Company, Hibbing, and Reptron who need to know the existence of those discussions and this process or as otherwise required by laws. Each of Reptron and the Company will direct those individuals to maintain the confidentiality of these discussions and that process. However, it is acknowledged that Reptron will make a public announcement of this letter on or about February 23, 1998. ,

   5. Until May 1, 1998, or as otherwise may be provided in an Agreement, the Company shall not directly or indirectly, through any director, officer, agent, financial advisor or otherwise, solicit, consider, entertain, initiate, or encourage submissions of, proposals, offers or letters of intent or interest from any person or entity related to: (i) the acquisition or purchase of all or any portion of the assets of the Company or Hibbing or their respective stock or, (ii) the issue of stock by the Company or Hibbing except pursuant to contract rights existing on the date hereof; provided, however, nothing in this letter shall prevent the Board of Directors of the Company from considering, negotiating, approving or recommending to the shareholders of the Company (after consulting with its financial advisors, and determining after consultation with counsel that the Board of Directors is required to do so in order to discharge properly its fiduciary duties) an unsolicited superior proposal. A "superior proposal" shall mean an unsolicited bona fide acquisition proposal made by a third party on terms that a majority of the members of the Company's Board of Directors determines in their good faith reasonable judgment (based on the advice of an independent financial advisor) would in terms of price be materially more favorable to the Company's shareholders than the transaction contemplated by this letter and for which any required financing is committed or which, in the good faith reasonable judgment of a majority of such members (after consultation with an independent financial advisor), is reasonably capable of being financed by such third party. The Company or Hibbing, as the case may be, shall forward to Reptron a copy of any written unsolicited superior proposal, or a written summary of any oral superior proposal, within 24 hours of such a proposal being submitted to the Company or Hibbing.

   6. If the Company accepts a superior proposal in writing, within five business days of such acceptance, it shall pay to Reptron by wire transfer the sum of $1,000,000 as a termination fee.

OECO Corporation
February 23, 1998
Page 5

Your counter-signature to this letter will acknowledge that the due diligence period for Reptron's examination of your records will have commenced, and your agreement to the covenants contained in Paragraphs 3, 4, 5 and 6. We would expect that your counter-signature will be received via facsimile no later than 5:00 p.m. Eastern Standard Time, Monday, February 23, 1998.

                                             Reptron Electronics, Inc.



                                             /s/ Paul J. Plante
                                             -------------------------
                                             By: Paul J. Plante
                                             Its: Chief Operating
Officer

                                             OECO Corporation


                                             /s/ John F. Lillicrop
                                             --------------------------
--
                                             By: John F. Lillicrop
                                             Its: President and Chief
                                                  Executive Officer














                              EXHIBIT 10.5


















AMENDMENT AGREEMENT NO. 9
TO THE AMENDED AND RESTATED
REVOLVING CREDIT AND REIMBURSEMENT AGREEMENT

THIS AMENDMENT AGREEMENT NO. 9 TO THE AMENDED AND RESTATED REVOLVING CREDIT AND REIMBURSEMENT AGREEMENT (the "Amendment Agreement") is made and entered into as of this 15th day of January, 1998 among REPTRON ELECTRONICS, INC., a Florida corporation having its principal place of business in Tampa, Florida (the "Borrower"), NATIONSBANK, NATIONAL ASSOCIATION (successor by merger of NationsBank, National Association (South)), a national banking association in its capacity as agent (the "Agent") for each of the lenders (the "Lenders") now or hereafter party to the Credit Agreement (defined below), and each of the undersigned Lenders. Unless the context otherwise requires, all terms used herein without definition shall have the respective definitions provided therefor in the Credit Agreement.

WITNESSETH:

WHEREAS, the Borrower, the Agent and the Lenders have entered into that certain Amended and Restated Revolving Credit and Reimbursement Agreement dated June 29, 1995 whereby the Lenders have made available to the Borrower (i) a $55,000,000 revolving credit facility, which includes a letter of credit facility of up to $500,000 and (ii) a $9,942,917 (as reduced from time to time in accordance with the terms thereof) direct pay letter of credit facility (together with the exhibits and schedules attached thereto, as the same has been amended by Amendment Agreement No.1 dated as of December 15, 1995, Amendment Agreement No. 2 dated as of March 15,1996, Amendment Agreement No. 3 dated as of September 24, 1996, Amendment Agreement No.4 dated as of January 31,1997, Amendment Agreement No.5 and Waiver dated as of April 28, 1997, Amendment AgreementNo.6 dated April 30,1997, Amendment Agreement No. 7 dated June 30, 1997 and Amendment Agreement No. 8 dated August 25, 1997 (hereinafter referred to as the "Credit Agreement"); and

WHEREAS, the Borrower, the Agent and Lenders have agreed to further amend the Credit Agreement in the manner set forth herein;

NOW, THEREFORE, in consideration of the premises and conditions herein set forth, it is hereby agreed as follows:

1. Credit Agreement Amendment. Subject to the conditions hereof, clause (2) of Section 11.9 is hereby amended in its entirety so that as amended it shall read as follows:

"(2) make an aggregate amount of Restricted Purchases not exceeding 1,000,000 shares of capital stock for an aggregate purchase price not in excess of $12,500,000".


2. Consent Each of Reptron Electronics of PA, Inc., Lake Michigan
Investment, Inc. and Lake Huron Investment Corp., guarantors of the Obligations, hereby consent to the amendments to the Agreement contained in this Amendment Agreement.

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

4. Conditions Precedent The effectiveness of this Amendment Agreement is subject to the receipt by the Agent of six (6) counterparts of this Amendment Agreement duly executed by all signatories hereto.

5. Entire Agreement This Amendment Agreement sets forth the entire understanding and agreement of the parties hereto in relation to the subject matter hereof and supersedes any prior negotiations and agreements among the parties relative to such subject matter. No promise, condition, representation or warranty, express or implied, not herein set forth shall bind any party hereto, and no one of them has relied on any such promise, condition, representation or warranty. Each of the parties hereto acknowledges that, except as in this Amendment Agreement otherwise expressly stated, no representations, warranties or commitments, express or implied, have been made by any party to the other. None of the terms or conditions of this Amendment Agreement may be changed, modified, waived or canceled orally or otherwise, except by writing, signed by all the parties hereto, specifying such change, modification, waiver or cancellation of such terms or conditions, or of any preceding or succeeding breach thereof.

                   2

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

8. GOVERNING LAW. THIS AMENDMENT AGREEMENT SHALL IN ALL RESPECTS BE GOVERNED BY THE LAW OF THE STATE OF FLORIDA, WITHOUT REGARD TO ANY OTHERWISEAPPLICABLEPRINCIPLES OF CONFLICT OF LAWS. THE BORROWERHEREBY
(i) SUBMITS TO THE JURISDICTIONAND VENUE OF THE STATE AND FEDERAL COURTS OF FLORIDA FOR THE PURPOSES OF RESOLVING DISPUTES HEREUNDER OR UNDER ANY OF THE OTHER LOAN DOCUMENTS TO WHICH IT IS A PARTY OR FOR PURPOSES OF COLLECTION AND (ii) WAIVES TRIAL BY JURY IN CONNECTION WITH ANY SUCH LITIGATION.

9. Enforceabilility. Should any one or more of the provisions of this Amendment Agreement be determined to be illegal or unenforceable as to one or more of the parties hereto, all other provisions nevertheless shall remain effective and binding on the parties hereto.

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

[remainder of this page left blank intentionally]

                                      3

IN WITNESS WHEREOF, the parties hereto have cused this Amendment
Agreement to be duly executed by their duly authorized officers, all as of the day and year first above written.

BORROWER:

REPTRON ELECTRONICS, INC.

By: /s/ Paul J. Plante
Name: Paul J. Plante
Title: COO

GUARANTORS:

REPTRON ELECTRONICS OF PA, INC.

By: /s/ Paul J. Plante
Name: Paul J. Plante
Title: COO

LAKE MICHIGAN INVESTMENT, INC.

By: /s/ Greg J. Gross
Name: Greg J. Gross
Title: President

LAKE HURON INVESTMENT CORP.

By: /s/ Greg J. Gross
Name: Greg J. Gross
Title: President

NATIONSBANK, NATIONAL ASSOCIATION,
As Agent and a Lender

By: /s/ Timothy M. O'Connor
Name: Timothy M. O'Connor
Title: Vice President

PNC BANK, KENTUCKY, INC.

By: /s/ Ralph M. Bowman
Name: Ralph M. Bowman
Title: Vice President

THE SUMITOMO BANK, LIMITED

By: /s/ Allen L. Harvell, Jr.
Name: Allen L. Harvell, Jr.
Title: Vice President & Mgr.

By: /s/ M. Phillip Freeman
Name: M. Phillip Freeman
Title: Vice President

BARNETT BANK, N.A.

By: Timothy M. O'Connor
Name: Timothy M. O'Connor
Title: Vice President

















                                  EXHIBIT 23.1


















             CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have issued our reports dated February 24, 1998, accompanying the consolidated financial statements and schedule of Reptron Electronics, Inc., that are included in the Company's form 10-K for the year ended December 31, 1997. We hereby consent to the incorporation by reference of said reports in the Registration Statement of Reptron Electronics, Inc., on Form S-8 (File No. 33-87854, effective December 22, 1997).

GRANT THORNTON LLP

Tampa, Florida
February 26, 1997