Form 10-Q
period 1998-03-31
REPTRON ELECTRONICS INC
filed 1998-05-13
CIK 918765

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C.   20549
                                 FORM 10-Q

       (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31,1998

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

                                       Yes    X        No
                                          --------        -------
6,089,619 shares of common stock issued and outstanding as of May 8, 1998.
---------                                                     -------------







                           REPTRON ELECTRONICS, INC.


                                    INDEX




                                                                      Page
PART I.  FINANCIAL INFORMATION                                       Number

         Item 1.  Financial Statements

                  Consolidated Statements of Operations --
                  Three months ended March 31, 1998 and
                  March 31, 1997                                        3

                  Consolidated Balance Sheets --
                  March 31, 1998 and December 31, 1997                  4

                  Consolidated Statement of
                  Shareholders' Equity -- Three months ended
                  March 31, 1998 and year ended December 31, 1997       5

                  Consolidated Statements of Cash Flows --
                  Three months ended March 31, 1998 and March
                  31, 1997                                              6

                  Notes to Consolidated Financial
                  Statements -- March 31, 1998                          7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         9


PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                     12


Signatures                                                             13


 PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements

                          REPTRON ELECTRONICS, INC.
                     CONSOLIDATED STATEMENTS OF EARNINGS
              (In thousands, except share and per share data)


                                                     Three months ended
                                                           March 31,
                                                     ------------------
                                                     1998           1997
                                                    -------        -------
Net sales                                           $70,836        $76,251
Cost of goods sold                                   59,363         62,179
                                                     ------         ------
    Gross profit                                     11,473         14,072

Selling, general and administrative expenses         10,734          9,250
                                                     ------         ------
    Operating income                                    739          4,822

Interest expense                                      1,862          1,228
                                                     ------         ------
    Earnings before income taxes                     (1,123)         3,594

Income tax provision (benefit)                         (622)         1,438
                                                     ------         ------
    NET EARNINGS (LOSS)                             $  (501)       $ 2,156
                                                     ======         ======
    Net earnings (loss) per common share - basic    $ (0.08)       $  0.36
                                                     ======         ======
Weighted average common shares outstanding - basic6,088,477      6,070,659
                                                  =========      =========

    Net earnings (loss) per common share - basic    $ (0.08)       $  0.35
                                                     ======         ======
Weighted average common stock equivalent are
    anti-diluted                                  6,088,477      6,212,234
                                                  =========      =========










  The accompanying notes are an integral part of these financial statements

                                     3

                       REPTRON ELECTRONICS, INC.
                      CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share data)

                                   ASSETS
                                                   March 31,   December 31,
                                                     1998          1997
                                                    -------     -----------
CURRENT ASSETS
  Cash and cash equivalents                         $ 55,780    $ 55,135
  Accounts receivable - trade, less allowances
    for doubtful accounts of $350                     39,975      45,033
  Inventories                                         68,718      68,732
  Prepaid expenses and other assets                    2,456       3,907
  Deferred tax benefit                                   110         110
                                                     -------     -------
      Total current assets                           167,039     172,917

PROPERTY, PLANT & EQUIPMENT - AT COST, NET            35,493      35,404
EXCESS OF COST OVER NET ASSETS ACQUIRED, NET           4,211       4,272
OTHER ASSETS                                           9,411       9,921
                                                     -------     -------
TOTAL ASSETS                                        $216,154    $222,514
                                                     =======     =======

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                          $ 22,891    $ 24,782
  Current portion of long-term obligations             3,702       3,708
  Accrued expenses                                     2,603       5,574
  Deferred Revenue                                     1,274       1,280
                                                     -------     -------
      Total current liabilities                       30,470      35,344

LONG-TERM OBLIGATIONS, less current portion          128,989     129,985

DEFERRED INCOME TAXES                                  2,210       2,210

SHAREHOLDERS' EQUITY
  Preferred Stock - authorized 15,000,000 shares
   of $.10 par value; no shares issued                     -           -
  Common Stock - authorized 50,000,000 shares
   of $.01 par value; issued and outstanding,
   6,089,619 and 6,088,369 shares, respectively           61          61
  Additional paid-in capital                          21,389      21,378
  Retained earnings                                   33,035      33,536
                                                     -------     -------
TOTAL SHAREHOLDERS' EQUITY                            54,485      54,975
                                                     -------     -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $216,154    $222,514
                                                     =======     =======

 The accompanying notes are an integral part of these financial statements

                                        4

                          REPTRON ELECTRONICS, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (In thousands, except share data)

                                                                    Total
                         Common Stock      Additional               Share-
                       Shares      Par      Paid-In     Retained   holders'
                     Outstanding  Value     Capital     Earnings    Equity
                     -----------  -----    ----------   --------   --------
Balance at
December 31, 1996    6,065,519     $61       $21,233      $27,396    $48,690

Exercise of stock
options                 22,850       -           145            -        145
Net Earnings                 -       -             -        6,140      6,140
                     ---------      --        ------       ------     ------
Balance at
December 31, 1997    6,088,369      61        21,378       33,536     54,975

Exercise of stock
options (Unaudited)      1,250       -            11            -         11
Net Loss
  (Unaudited)                -       -             -         (501)      (501)
                     ---------      --        ------       ------     ------
Balance at
  March 31, 1998
  (Unaudited)        6,089,619     $61       $21,389      $33,035    $54,485
                     =========      ==        ======       ======     ======



















   The accompanying notes are an integral part of these financial statements

                                      5

                           REPTRON ELECTRONICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                         Three months ended
                                                              March 31,
                                                           1998      1997
                                                         -------    -------
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
  Net earnings (loss)                                   $  (501)   $ 2,156
  Adjustments to reconcile net earnings (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                         2,208      1,031
    Gain on sale of assets                                    -         (2)
    Deferred income taxes                                     -         50
    Change in assets and liabilities:
       Accounts receivable - trade                        5,058     (7,553)
       Inventories                                           14     (6,804)
       Prepaid expenses and other assets                  1,450     (1,951)
       Other assets                                        (511)      (788)
       Accounts payable - trade                          (1,891)     4,020
       Accrued expenses                                  (2,971)      (478)
       Deferred revenue                                      (6)         -
       Income taxes payable                                   -       (246)
                                                         ------     ------
         Net cash provided by (used in)
          operating activities                            2,850    (10,565)
                                                         ------     ------
Cash flows from investing activities:
  Purchases of property, plant and equipment             (1,210)    (3,173)
  Proceeds from sale of property, plant and equipment         -          2
                                                         ------     ------
         Net cash used in investing activities           (1,210)    (3,171)
                                                         ------     ------
Cash flows from financing activities:
  Proceeds from exercise of stock options                    11         27
  Net proceeds from note payable to bank                      -     14,306
  Payments on long term obligations                      (1,006)    (1,026)
                                                         ------     ------
         Net cash provided by financing activities         (995)    13,307
                                                         ------     ------
         Net decrease in cash and cash equivalents          645       (429)
Cash and cash equivalents at beginning of period         55,135        479
                                                         ------     ------
Cash and cash equivalents at end of period              $55,780    $    50
                                                         ======     ======
Supplemental cash flow information:
  Interest paid                                         $ 3,615    $ 1,125
                                                         ======     ======
  Income taxes paid                                     $     -    $ 2,425
                                                         ======     ======

Non-cash investing and financing activities:
 No capital leases were entered into during the three months ended March 31, 1998. The Company incurred approximately $372 of obligations under capital leases for the acquisition of equipment during the period ended March 31, 1997.

  The accompanying notes are an integral part of these financial statements

                                      6
                           REPTRON ELECTRONICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1998
                                (Unaudited)

NOTE A -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. The consolidated financial statements as of March 31, 1998 and for the three months ended March 31, 1998 and March 31, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results that may be expected for the year ending December 31, 1998. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the 1997 Form 10-K.

NOTE B --  INVENTORIES

Inventories consist of the following (in thousands):

                                           March 31,           December 31,
                                             1998                  1997
                                           --------            ------------
   Reptron Distribution:
      Inventories                           $44,246               $42,126

   K-Byte Manufacturing:
      Work in process                        10,108                10,945
      Raw Materials                          14,370                15,661
                                             ------                ------
                                            $68,718               $68,732
                                             ======                ======

NOTE C - NOTES PAYABLE

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



                                    7
                       REPTRON ELECTRONICS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                              MARCH 31, 1998
                               (Unaudited)

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

The following table shows net sales and gross profit by industry segments for the three months ended March 31, 1998 and March 31, 1997:

                                             Three months ended
                                                  March 31,
                                               (in thousands)
                                             ------------------
                                             1998          1997
                                           -------       -------
Net Sales
  Distribution                             $40,321       $47,368
  Contract Manufacturing                    30,515        28,883
                                            ------        ------
                                           $70,836       $76,251
                                            ======        ======

Gross Profit
  Distribution                             $ 7,798       $ 8,732
  Contract Manufacturing                     3,675         5,340
                                            ------        ------
                                           $11,473       $14,072
                                            ======        ======


                                     8
                         REPTRON ELECTRONICS, INC

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               This document contains certain forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended. Factors that could cause actual results to differ materially include the following: business conditions and growth in the Company's industry and in the general economy; competitive factors; risks due to shifts in market demand; the ability of the Company to complete acquisitions; and the risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission as well as assumptions regarding the foregoing. The words "believe", "estimate", "expect", "intend", "anticipate", and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a resuslt of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.

RESULTS OF OPERATIONS
---------------------

     Net Sales: Total first quarter net sales decreased $5.5 million, or 7.1%, from $76.3 million in the first quarter of 1997 to $70.8 million in the first quarter of 1998.

     Reptron Distribution's 1998 first quarter net sales were $40.3 million as compared to $47.4 million for the first quarter of 1997. In the first quarter of 1998, the electronic component market has experienced a marked softness due to component oversupply and declining average selling prices, and Reptron Distribution's sales were impacted by this market condition. Sales of semiconductors, passive components and electromechanical components accounted for 58.9%, 31.2% and 9.9%, respectively, of Reptron Distribution's 1998 first quarter net sales, and 75.0%, 19.4% and 5.6%, respectively of the divisions' 1997 first quarter net sales. Reptron Distribution's sales generated from the top four vendors accounted for approximately $12.8 million, or 31.8% of Reptron Distribution's 1998 first quarter net sales, as compared with approximately $18.4 million or 38.9% of Reptron Distribution's 1997 first quarter net sales.

     K-Byte Manufacturing net sales increased $1.6 million, or 5.7%, from $28.9 million in the first quarter of 1997 to $30.5 million in the first quarter of 1998. K-Byte Manufacturing transacted business with approximately 39 customers with the largest three customers representing approximately 16.0%, 13.1% and 7.5%, respectively, of first quarter 1998 division net sales (6.9%, 5.6% and 3.2% respectively, of total Company first quarter net sales). Sales from the Tampa, Florida manufacturing facility accounted for approximately 54.7% of K-Byte Manufacturing net sales. The Gaylord, Michigan manufacturing facility generated approximately 43.2% of K-Byte Manufacturing net sales with the remaining net sales originating from the Saline, Michigan location.

     Gross Profit: Total first quarter gross profit decreased $2.6 million, or 18.5%, from $14.1 million in the first quarter of 1997 to $11.5 million in the first quarter of 1998. The gross profit percentage of the Company decreased from 18.5% in the first quarter of 1997 to 16.2% in the first quarter of 1998.

     Reptron Distribution's gross profit decreased $934,000, or 10.7%, from $8.7 million in the first quarter of 1997 to $7.8 million in the first quarter of 1998. The gross margin for the first quarter of 1998 increased from 18.4% in 1997 to 19.3%. This increase in gross margin is primarily attributed to the shift in product mix described above and increased value added selling.

     K-Byte Manufacturing's gross profit decreased $1.6 million, or 31.2%, from $5.3 million in 1997 to $3.7 million 1998. The gross margin decreased from 18.5% in 1997 to 12.0% in 1998. In order to meet the demands of integrating in new customers in 1997, the Company added significant production staff which resulted in production inefficiencies and a decline in margins. The margins for the first quarter of 1998 are negatively impacted as a result.

     Selling, General, and Administrative Expense: Selling, general, and administrative expenses increased $1.4 million, or 16.0%, from $9.3 million in the first quarter of 1997 to $10.7 million in the first quarter of 1998.
The increase in expense is primarily reflective of investments in senior management, field application engineers, and the newly established Dallas branch sales office. These expenses, as a percentage of net sales, decreased from 12.1% in the first quarter of 1997 to 15.2% in the first quarter of 1998.

                                   9
     Interest Expense: Net interest expense increased $634,000, or 51.6%, from $1.2 million in the first quarter of 1997 to $1.9 million in the first quarter of 1998. The increase is primarily attributable to the increase in long term debt as a result of the issuance of $115.0 million of subordinated convertible notes, offset by interest income of $430,000 on municipal investments during the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

	The Company primarily finances its operations through subordinated notes, bank credit lines, capital equipment leases, and short-term financing through supplier credit lines. In August 1997, the Company completed a $115.0 million subordinated convertible debt offering. The proceeds were used to pay down indebtedness under the Company's Revolving Credit Facility.

	Pursuant to the Company's Amended and Restated Revolving Credit Facility (the "Credit Facility"), four lenders have made available to the Company a $15 million revolving credit facility through June 30, 1999. The lenders may advance funds to the Company pursuant to two types of loans, each of which bears a separate rate of interest. As long as the Company is not in default under the Credit Facility, and upon notice to the lender, the Company may convert advances from one type of loan to the other. Borrowings under the Credit Facility are collateralized by all of the Company's inventory and accounts receivable. The Credit Facility contains certain financial covenants including, requiring the Company to maintain a minimum tangible net worth, maintain various financial ratios and limit the amount of capital expenditures. In addition, the Credit Facility requires the financial institutions' approval of dividends in excess of the lesser of $1,000,000 or 25% of net earnings, thereby restricting the distribution of the retained earnings of the Company. The Company was in compliance with all financial covenants as of March 31, 1998. No amounts were outstanding under the Revolving Credit Facility as of March 31, 1998.

	The Company has entered into various capital lease transactions with several leasing companies to finance capital expenditures, primarily in K-Byte Manufacturing. These leases had an aggregate balance outstanding of $7.1 million as of March 31, 1998. The leases bear interest at rates ranging from 7.4% to 11.1% and expire at various dates through July, 2002.

	The Company's operating activities provided cash of approximately $2.9 million in the first quarter of 1998. This increase in liquidity resulted primarily in a $5.1 million decrease in accounts receivable, and a $1.4 million decrease in other assets and prepaid expenses. These items were partially offset by a net loss of $501,000, a $1.9 million decrease in accounts payable, a $3.0 million decrease in accrued expenses. Reptron Distribution and K-Byte Manufacturing annualized inventory turns for the first quarter of 1998 were approximately 3.7 times and 3.8 times, respectively. The Company's accounts receivable collections averaged 51 days as of March 31, 1998.

	Capital expenditures totaled approximately $1.2 million in the first quarter of 1998. These capital expenditures were primarily for the acquisition of manufacturing equipment.

	On December 18, 1997, the Company announced that its Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's Common Stock on the open market. The Company has not yet commenced this stock repurchase.

	On February 24, 1998, the Company announced it had signed a letter of intent to acquire Hibbing Electronics Corporation, of Hibbing, Minnesota, by way of a merger with Hibbing's parent company. The Company believes available cash reserves and credit facilities will be sufficient to fund this transaction.

	The Company believes that cash generated from operations, available cash reserves, and credit facilities will be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. The Company's future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities and possible acquisitions. In particular, if cash flow from operations and available credit facilities are not sufficient, the Company will be required to seek additional financing. While there can be no assurance that such financing would be available in amounts and on terms acceptable to the Company, the Company believes that such financing likely would be available on acceptable terms.









                                    10
                            REPTRON ELECTRONICS, INC.


PART II.  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K

             a.  Exhibits

                 None

             b.  Reports on Form 8-K

                 No reports on Form 8-K were filed during the three months ended March 31, 1998.








































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


Dated:
      -------------------------------
                                         REPTRON ELECTRONICS, INC.
                                         -------------------------
                                         (Registrant)



                                         By:/s/ Michael Branca
                                            -------------------------------
                                            Michael Branca, Chief Financial
                                            Officer (Principal Financial
                                            and Accounting Officer)


































                                      12