Form 10-Q
period 1998-06-30
REPTRON ELECTRONICS INC
filed 1998-08-17
CIK 918765

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C.   20549
                                 FORM 10-Q

       (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30,1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    --------------

Commission File Number 0 - 23426
                       ---------
                         REPTRON ELECTRONICS, INC.
-----------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

         Florida                                 38-2081116
--------------------------------     -----------------------------------
State or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or organization

       14401 McCormick Drive
       Tampa, Florida                                        33626
----------------------------------------                   ----------
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

                                       Yes    X        No
                                           -------        -------
6,092,119 shares of common stock issued and outstanding as of August 12, 1998
---------                                                     ---------------



                           REPTRON ELECTRONICS, INC.


                                    INDEX




                                                                      Page
PART I.  FINANCIAL INFORMATION                                       Number

         Item 1.  Financial Statements

                  Consolidated Statements of Operations --
                  Three months ended June 30, 1998 and
                  June 30, 1997 and Six months ended
                  June 30, 1998 and June 30, 1997                      3

                  Consolidated Balance Sheets --
                  June 30, 1998 and December 31, 1997                  4

                  Consolidated Statement of
                  Shareholders' Equity -- Six months ended
                  June 30, 1998 and year ended December 31, 1997       5

                  Consolidated Statements of Cash Flows --
                  Six months ended June 30, 1998 and June
                  31, 1997                                             6

                  Notes to Consolidated Financial
                  Statements -- June 30, 1998                          7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations       10


PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of the Security
                    Holders                                           13

         Item 6.  Exhibits and Reports on Form 8-K                    13


Signatures                                                            14








PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements

                          REPTRON ELECTRONICS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except share and per share data)


                                                     Three months ended          Six months ended
                                                           June 30,                  June 30,
                                                        (Unaudited)                (Unaudited)
                                                     1998         1997            1998         1997
                                                  ---------    ---------       ---------    ---------
Net sales                                        $   73,636   $   79,102      $  144,471   $  155,353
Cost of goods sold                                   62,854       64,500         122,218      126,679
                                                  ---------    ---------       ---------    ---------
    Gross profit                                     10,782       14,602          22,253       28,674

Selling, general and administrative expenses         11,290        9,386          22,023       18,635
                                                  ---------    ---------       ---------    ---------
    Operating income (loss)                            (508)       5,216             230       10,039

Interest expense                                      1,835        1,246           3,697        2,474
                                                  ---------    ---------       ---------    ---------
    Earnings (loss) before income taxes              (2,343)       3,970          (3,467)       7,565

Income tax provision (benefit)                         (878)       1,588          (1,500)       3,026
                                                  ---------    ---------       ---------    ---------
    Net earnings (loss)                          $   (1,465)  $    2,382      $   (1,967)  $    4,539
                                                  =========    =========       =========    =========
    Net earnings (loss) per common share - basic $    (0.24)  $     0.39      $    (0.32)  $     0.75
                                                  =========    =========       =========    =========
Weighted average common shares
  outstanding - basic                             6,090,560    6,073,447       6,089,518    6,072,053
                                                  =========    =========       =========    =========
    Net earnings (loss) per common share
      - diluted                                  $    (0.24)  $     0.38      $    (0.32)  $     0.73
                                                  =========    =========       =========    =========
Weighted average common stock equivalent shares
  outstanding - diluted                           6,090,560    6,263,109       6,089,518    6,237,672
                                                  =========    =========       =========    =========




















  The accompanying notes are an integral part of these financial statements

                                     3

                       REPTRON ELECTRONICS, INC.
                      CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share data)

                                   ASSETS
                                                  (Unaudited)
                                                    June 30,   December 31,
                                                      1998         1997
                                                   ---------   ------------
CURRENT ASSETS
  Cash and cash equivalents                         $ 14,075    $ 55,135
  Accounts receivable - trade, less allowances
    for doubtful accounts of $1,108 and $350,
    respectively                                      49,265      45,033
  Inventories                                         77,826      68,732
  Prepaid expenses and other assets                    6,633       3,907
  Deferred tax benefit                                   599         110
                                                     -------     -------
      Total current assets                           148,398     172,917

PROPERTY, PLANT & EQUIPMENT - AT COST, NET            40,468      35,404
EXCESS OF COST OVER NET ASSETS ACQUIRED, NET          24,095       4,272
OTHER ASSETS                                           8,656       9,921
                                                     -------     -------
                                                    $221,617    $222,514
                                                     =======     =======

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                            23,675      24,782
  Current portion of long-term obligations             4,981       3,708
  Accrued expenses                                     6,957       5,574
  Deferred revenue                                         -       1,280
  Income taxes payable                                     -           -
                                                     -------     -------
      Total current liabilities                       35,613      35,344

LONG-TERM OBLIGATIONS, less current portion          130,667     129,985
DEFERRED INCOME TAXES                                  2,305       2,210
SHAREHOLDERS' EQUITY
  Preferred Stock - authorized 15,000,000 shares
   of $.10 par value; no shares issued                     -           -
  Common Stock - authorized 50,000,000 shares
   of $.01 par value; issued and outstanding,
   6,092,119 and 6,088,369 shares, respectively           61          61
  Additional paid-in capital                          21,402      21,378
  Retained earnings                                   31,569      33,536
                                                     -------     -------
                                                      53,032      54,975
                                                     -------     -------
                                                    $221,617    $222,514
                                                     =======     =======

 The accompanying notes are an integral part of these financial statements
                                        4

                          REPTRON ELECTRONICS, INC.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    (In thousands, except share data)

                              Common Stock                                 Total
                           -----------------       Capital                 Share-
                             Shares      Par     In excess of   Retained  holders'
                           Outstanding  Value     Par Value     Earnings   Equity
                           -----------  -----    ------------   --------  --------
Balance at
December 31, 1996          6,065,519     $61       $21,233      $27,396    $48,690
Exercise of stock
options                       22,850       -           145            -        145
Net earnings                       -       -             -        6,140      6,140
                           ---------      --        ------       ------     ------
Balance at
December 31, 1997          6,088,369      61        21,378       33,536     54,975

Exercise of stock
options (unaudited)            3,750       -            24            -         24
Net Earnings (unaudited)           -       -             -       (1,967)    (1,967)
                           ---------      --        ------       ------     ------
Balance at
June 30, 1998 (unaudited)  6,092,119     $61       $21,402      $31,569    $53,032
                           =========      ==        ======       ======     ======




























   The accompanying notes are an integral part of this financial statement

                           REPTRON ELECTRONICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                          Six months ended
                                                               June 30,
                                                             (Unaudited)
                                                         ------------------
                                                           1998      1997
                                                          -------   -------
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
  Net earnings (loss)                                   $ (1,967)   $ 4,539
  Adjustments to reconcile net earnings (loss)
   to net cash provided by (used in) operating
   activities:
    Depreciation and amortization                          4,636      2,148
    Gain on sale of assets                                     -        (23)
    Deferred income taxes                                     38         67
    Change in assets and liabilities:
       Accounts receivable - trade                         6,556     (9,163)
       Inventories                                         4,247     (6,718)
       Prepaid expenses and other current assets            (858)    (1,009)
       Other assets                                         (408)    (2,396)
       Accounts payable - trade                          (10,840)     9,100
       Accrued expenses                                      894        197
       Deferred revenue                                   (1,280)         -
       Income taxes payable                                    -        228
                                                         -------     ------
         Net cash provided by (used in) operating
          activities                                       1,018     (3,030)
                                                         -------     ------
Cash flows from investing activities:
  Net cash paid for acquisitions                         (30,335)         -
  Purchases of property, plant and equipment              (2,363)    (6,286)
  Proceeds from the sale of property                         243          -
                                                         -------     ------
         Net cash used in investing activities           (32,455)    (6,286)
                                                         -------     ------
Cash flows from financing activities:
  Proceeds from exercise of stock options                     24         74
  Net proceeds from (payments on) note payable to bank         -     10,350
  Payments on long term obligations                       (9,647)    (1,558)
                                                         -------     ------
         Net cash provided by (used in) financing
          activities                                      (9,623)     8,866
                                                         -------     ------
         Net decrease in cash and cash equivalents       (41,060)      (450)
Cash and cash equivalents at beginning of period          55,135        479
                                                         -------     ------
Cash and cash equivalents at end of period              $ 14,075    $    29
                                                         =======     ======
Supplemental cash flow information:
  Interest paid                                          $ 3,429    $ 2,430
                                                          ======     ======
  Income taxes paid                                      $    61    $ 2,731
                                                          ======     ======

Non-cash investing and financing activities:
No capital leases were entered into during the six month periods ended June 30, 1997 and June 30, 1998.

  The accompanying notes are an integral part of these financial statements

                          REPTRON ELECTRONICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1998
                               (Unaudited)

NOTE A -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. The consolidated financial statements as of June 30, 1998 and for the three and six months ended June 30, 1998 and June 30, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of results that may be expected for the year ending December 31, 1998. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the 1997 Form 10-K.


NOTE B --  INVENTORIES

Inventories consist of the following (in thousands):

                                            June 30,           December 31,
                                              1998                 1997
                                            --------           ------------
   Reptron Distribution:
      Inventories                           $40,211              $42,126

   K-Byte Manufacturing:
      Work in process                        10,633               10,945
      Raw materials                          26,982               15,661
                                             ------               ------
                                            $77,826              $68,732
                                             ======               ======

                      REPTRON ELECTRONICS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           JUNE 30, 1998
                            (Unaudited)

NOTE C --  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company has two industry segments:  Distribution and Contract
Manufacturing. Distribution purchases a wide variety of electronic components, including semiconductors, passive products and electromechanical components, for distribution to manufacturers and wholesalers primarily throughout United States. Contract Manufacturing manufactures electronic products according to customer design, for customers in various industries, including telecommunications, banking, and healthcare services.


The following table shows net sales and gross profit by industry segments:

                                Three months ended             Six months ended
                                     June 30,                      June 30,
                                  (in thousands)                (in thousands)
                                ------------------             ----------------
                                  1998        1997             1998      1997
                                -------      -------          -------   -------
Net Sales
  Distribution                   $40,978     $49,251         $ 81,298  $ 96,619
  Contract Manufacturing          32,658      29,851           63,173    58,734
                                  ------      ------          -------   -------
                                 $73,636     $79,102         $144,471  $155,353
                                  ======      ======          =======    ======

Gross Profit
  Distribution                   $ 7,669     $ 9,447         $ 15,466  $ 18,179
  Contract Manufacturing           3,113       5,155            6,787    10,495
                                  ------      ------          -------   -------
                                 $10,782     $14,602         $ 22,253  $ 28,674
                                  ======      ======          =======   =======



NOTE D -- BUSINESS ACQUISITIONS

On May 29, 1998, Reptron Electronics, Inc. ("Reptron") acquired all of the assets and liabilities of Hibbing Electronics Corporation and its subsidiary, ("Hibbing") by way of the purchase of all of the issued and outstanding common stock of OECO Corporation, the parent of Hibbing. The transaction was valued at approximately $40.7 million, consisting of the sum of a cash payment of $29.7 million and debt of approximately $11.0 million. Of the $29.7 million, approximately $7.4 million was deposited in an escrow account as security for collection of designated accounts receivable, liquidation of identified inventory and breach of representations and warranties. In addition, Reptron assumed certain building and equipment lease obligations. Reptron paid down approximately $6.7 million of the Hibbing debt at closing, which consisted of notes payable to bank of $5.8 million and long-term debt of $900,000.

                     REPTRON ELECTRONICS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           JUNE 30, 1998
                            (Unaudited)


NOTE D - BUSINESS ACQUISITION (CONTINUED)

The following unaudited pro forma summary combines the results of operations of the Company with the operations of Hibbing Electronics Corporation as if the acquisition had occurred at the beginning of the respective periods. This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and Hibbing Electronics Corporation operated as a single entity during such periods.

                               Three months ended     Six months ended
                                    June 30,              June 30,
                                1998       1997        1998      1997

Net sales                     $ 85,813   $ 95,255    $177,166  $188,590
                               =======    =======     =======   =======
Gross Profit                  $ 11,557   $ 16,214    $ 25,693  $ 32,422
                               =======    =======     =======   =======
Operating income (loss)       $   (818)  $  5,431    $    849  $ 10,980
                               =======    =======     =======   =======
Net earnings (loss)           $ (1,692)  $  2,447    $ (1,630) $  4,960
                               =======    =======     =======   =======
Net earnings (loss) per
  share - basic               $  (0.28)  $   0.40    $  (0.27) $   0.82
                               =======    =======     =======   =======
Net earnings (loss)
  per share - diluted         $  (0.28)  $   0.39    $  (0.27) $   0.80
                               =======    =======     =======   =======


NOTE E -- YEAR 2000 ISSUES

The Company utilizes a number of computer programs across its entire operation. The Company is currently working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company has not completed its assessment, however, management believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company.

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


RESULTS OF OPERATIONS

   Net Sales.
   ----------
   Total second quarter net sales decreased $5.5 million, or 6.9%, from $79.1 million in the second quarter of 1997 to $73.6 million in the second quarter of 1998. Total net sales for the first half of 1998 decreased $10.9 million, or 7.0% from $155.4 million in the first half of 1997 to $144.5 million in the first half of 1998.

   Reptron Distribution second quarter net sales decreased $8.3 million, or 16.8%, from $49.3 million in the second quarter of 1997 to $41.0 million in the second quarter of 1998. Net sales generated from sales offices in the central and southern regions of the United States accounted for a decrease of $9.8 million which was offset by an increase in net sales of $717,000 from sales offices in the western region of the United States and an increase in net sales of $785,000 from the new sales office location (which was not operating during the second quarter of 1997). The largest customer represented approximately 12.0% of Reptron Distribution second quarter, 1998 net sales (6.6% of total Company net sales) and the largest sales office accounted for approximately 17.1% of Reptron Distribution net sales. Sales of semiconductors accounted for 67.5% of second quarter Reptron Distribution net sales, with the remaining sales generated from passive components (22.3%) and electromechanical products (10.2%).

   Reptron Distribution net sales decreased $15.3 million, or 15.9%, from $96.6 million in the first half of 1997 to $81.3 million in the first half of 1998. Net sales generated from sales offices in the central and southern regions of the United States accounted for a decrease of $17.9 million, primarily due to reductions in component pricing as a result of industry wide excess supply, which was offset by increases in net sales of $1.8 million from a sales office which was not operating during the first half of 1997 and $1.4 million from the memory module division. The largest Reptron Distribution customer in the first half of 1998 represented approximately 10.2% of total Reptron Distribution net sales (6.0% of total Company net sales) and the largest sales office accounted for 15.0% of total Reptron Distribution net sales. Sales of semiconductors accounted for 68.0% of first half Reptron Distribution net sales, with the remaining sales generated from passive components (22.3%) and electromechanical products (9.7%).


   K-Byte Manufacturing net sales increased $2.8 million, or 9.4%, from $29.9 million in the second quarter of 1997 to $32.7 million in the second quarter of 1998. Net sales from two Hibbing Electronics Corporation manufacturing locations, acquired May 29, 1998, accounted for an increase of approximately $6.2 million, which was partially offset by a decrease in net sales of approximately $3.4 million from the previously established K-Byte customer base. The largest K-Byte Manufacturing customer accounted for approximately 8.4% of second quarter division net sales (3.7% of total Company net sales). Sales from the Tampa, Florida; Gaylord, Michigan and Hibbing, Minnesota manufacturing facilities accounted for approximately 46.0%, 32.2%, and 17.7%, respectively, of K-Byte Manufacturing second quarter net sales. The remaining sales originated from the Saline, Michigan and Gaithersburg, Maryland locations.


                                     10
   K-Byte Manufacturing net sales increased $4.5 million, or 7.6%, from $58.7 million in the first half of 1997 to $63.2 million in the first half of 1998. Net sales from two Hibbing Electronics Corporation manufacturing locations, acquired May 29, 1998, accounted for an increase of approximately $6.2 million, which was partially offset by a decrease in net sales of approximately $1.7 million from the previously established K-Byte customer base. The largest three K-Byte customers accounted for approximately 12.1%, 9.9% and 7.7%, respectively, of total division net sales (5.3%, 4.3% and 3.4%, respectively, of total Company net sales). Sales from the Tampa, Florida; Gaylord, Michigan; and Hibbing, Minnesota manufacturing facilities accounted for approximately 50.2%, 37.5% and 9.1%, respectively, of total K-Byte Manufacturing sales in the first half of 1998. The remaining sales were generated from the Saline, Michigan and Gaithersburg, Maryland locations.

   Gross Profit.
   -------------
   Total second quarter gross profit decreased $3.8 million, or 26.2%, from $14.6 million in the second quarter of 1997 to $10.8 million in the second quarter of 1998. The gross margin of the Company decreased from 18.5% in the second quarter of 1997 to 14.6% in the second quarter of 1998. Total gross profit decreased $6.4 million, or 22.4%, from $28.7 million in the first half of 1997 to $22.3 million in the first half of 1998. The gross margin decreased from 18.5% in the first half of 1997 to 15.4% in the first half of 1998.

   Reptron Distribution second quarter gross profit decreased $1.7 million, or 18.8%, from $9.4 million in the second quarter of 1997 to $7.7 million in the second quarter of 1998. The gross margin decreased from 19.2% in the second quarter of 1997 to 18.7% in the second quarter of 1998. This decrease in gross margin is primarily as a result of industry wide pressures on component pricing, due to excessive supply. Reptron Distribution's gross margin remained relatively flat at 19.0% in the first half of 1998 as compared to 18.8% in the first half of 1997.

   K-Byte Manufacturing gross profit decreased $2.1 million, or 39.6%, from $5.2 million in the second quarter of 1997 to $3.1 million in the second quarter of 1998 and its gross margin decreased from 17.3% in the second quarter of 1997 to 9.5% in the second quarter of 1998. This decrease is reflective of absorption of fixed manufacturing overhead and increased depreciation and amortization expenses at current sales levels. K-Byte Manufacturing gross margin decreased from 17.9% in the first half of 1997 to 10.7% in the first half of 1998 for similar reasons.

   Selling, General, and Administrative Expenses.
   ----------------------------------------------
   Selling, general, and administrative expenses increased $1.9 million, or 20.3%, from $9.4 million in the second quarter of 1997 to $11.3 million in the second quarter of 1998. This increase is attributed to the addition of senior management, the operating expenses of the new sales office in Texas, the placement of field engineers at various sales locations and the Hibbing operating expenses incurred since the acquisition.. These expenses, as a percentage of net sales, increased from 11.9% in the second quarter of 1997 to 15.3% in the second quarter of 1998 due to the increases described above coupled with reduced sales levels. First half selling, general and administrative expenses as a percentage of net sales increased from 12.0% in the first half of 1997 to 15.2% in the first half of 1998, for similar reasons.

   Interest Expense.
   -----------------
   Interest expense increased $600,000, or 47.3%, from $1.2 million in the second quarter of 1997 to $1.8 million in the second quarter of 1998 primarily as a result of higher levels of debt associated with the convertible debt which was issued in August, 1997. First half interest expense increased $1.2 million, or 49.4%, from $2.5 million in the first half of 1997 to $3.7 million in the first half of 1998, for similar reasons.


LIQUIDITY AND CAPITAL RESOURCES

   The Company primarily finances its operations through operating cash flows, subordinated notes, bank credit lines, capital equipment leases, and short-term financing through supplier credit lines.

   Operating activities for the second quarter of 1998 used cash of approximately $1.8 million. This decrease in liquidity resulted primarily from a net loss of $1.5 million, a decrease in accounts payable of $8.9 million, an increase in prepaid expenses and other current assets of $2.3 million and a decrease in deferred revenue of $1.3 million. These items were offset by a decrease in accounts receivable of $1.5 million, a decrease in inventories of $4.2 million and an increase in accrued expenses of $3.9 million.




                                  11
   Operating activities for the first half of 1998 generated cash of approximately $1.0 million. This increase resulted primarily from a decrease in accounts receivable of $6.6 million, a decrease in inventories of $4.2 million, and an increase in accrued expenses of $900,000. These items were offset by a net loss of $2.0 million, a decrease in accounts payable of $10.8 million, a decrease in deferred revenue of $1.3 million and increases in prepaid expenses and other current assets and other assets of $1.3 million.

   On May 29, 1998, the Company acquired Hibbing Electronics Corporation for a cash payment of approximately $29.7 million. In conjunction with the closing of this transaction, the Company paid down Hibbing debt of approximately $6.7 million. The cash reserves of the Company were used to fund the purchase transaction and the debt paydown.

   Capital expenditures totaled approximately $2.3 million in the first half of 1998. These capital expenditures were primarily for the acquisition of systems software and manufacturing equipment and building improvements. The cash reserves of the Company were used to fund these purchases.

   The Company has a $15.0 million credit facility available through June, 1999. As of June 30, 1998, there were no amounts outstanding under this facility.

   The Company believes that cash generated from operations, available cash reserves and available credit facilities will be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. Additionally, the Company's future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities, and possible acquisitions. While there can be no assurance that such financing will be available in amounts and on terms acceptable to the Company, the Company believes that such financing would likely be available on acceptable terms.






























                                        12
                            REPTRON ELECTRONICS, INC.


PART II.  OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of the Security Holders

             The annual Meeting of the Shareholders of the Company was held on May 21, 1998. Mr. William L. Elson was elected director of the Company for three year term with 4,789,357 shares voting in favor, zero shares against and 125,664 shares abstaining. Mr. John J. Mitcham was elected director of the Company for a three year term with 4,889,357 voting in favor, zero shares against and 25,664 shares abstaining.

    Item 6.  Exhibits and Reports on Form 8-K

             a.  Exhibits

                 10.1 Employment Agreement between Reptron Electronics, Inc. and Michael L. Musto.

             b.  Reports on Form 8-K

                 Form 8-K was filed on June 12, 1998 with respect to the acquisition of Hibbing Electronics Corporation. On August 10, 1998, Form 8-K/A was filed with the required financial statements and pro forma financial information relative to this acquisition.

































                                      13




SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    August 14, 1998
      ---------------------
                                          REPTRON ELECTRONICS, INC.
                                          -------------------------
                                          (Registrant)



                                          By: /s/ Michael Branca
                                             ------------------------
                                             Michael Branca Chief Financial
                                             Officer (Principal Financial
                                             and Accounting Officer)






































                                         14



































                              EXHIBIT 10.1













































                            EMPLOYMENT AGREEMENT FOR
                                MICHAEL L. MUSTO

                                   EXECUTIVE
                              EMPLOYMENT AGREEMENT

     This Employment Agreement is made this     day of        1998 between
Reptron Electronics, Inc., a Florida corporation whose corporate office address is 14401 McCormick Drive, Tampa, FL 33626 (hereinafter "Company") and Michael L. Musto whose address is 2410 Huntington Blvd., Safety Harbor, FL 34695 (hereinafter "Executive").

WHEREAS:

     A. The Executive is currently in the employ of the Company on an at will basis, in a position of significant responsibility, and

     B. The Company and the Executive are desirous of entering into a formal employment relationship by way of this employment agreement, maintaining the at will nature of the relationship, and addressing the preservation of Intangible Business Assets of the Company (defined below).

NOW, THEREFORE, in consideration of the mutual covenants hereinafter contained, the Company and the Executive agree as follows:

     1. This Agreement shall continue until terminated as herein provided. This Agreement supersedes all prior employment agreements or arrangements existing as between the Company and the Executive.

     2. The Company engages the Executive and the Executive accepts the engagement to provide the services hereinafter described for the period and upon the terms and conditions hereinafter described.

     3. At the execution hereof, the Executive shall be employed as President, Chief Executive Officer and Chairman of the Board. The Executive shall perform the duties associated with such positions and shall commit such of his time and effort required in completing and fulfilling those duties and responsibilities commensurate with and like in amount to the time committed by the Executive in fulfilling the same as of the execution hereof.

     4. During the term of this Agreement, the Executive shall be compensated as follows:

     (a) The Company shall pay to the Executive an annual base salary of $400,000, payable in bi-weekly installments. In the event of the death of the Executive, the base salary shall be paid to the end of the then bi-weekly installment period. In the event of the disability of the Executive, the base salary shall be payable through the date benefits under the disability policy of the Company become payable, but in no event for a period longer than 180 days following the onset of the illness or injury causing such disability.

     (b) The Executive shall receive an annual cash bonus payable by March 15 following the calendar year in which earned an amount equal to the sum calculated in Exhibit A.

     (c) If the Executive's employment is terminated as of a date other than the end of the Company's fiscal year end, the bonus amount shall be calculated to the end of the calendar quarter in which the termination occurs and annualized through the end of the then fiscal year of the Company, and paid to the Executive, or his written designated beneficiary or estate, as the case may be.

     (d) The Executive shall participate in and receive comparable benefits as are provided by the Company to its other personnel from time to time except as modified or amplified by this Agreement. Further, for the three year period after termination of this Agreement for any reason, the Company shall maintain health and hospitalization medical insurance for the Executive and his spouse at no additional charge providing benefits comparable to that maintained at the date of such termination.

     5.  For purposes hereof, Change of Control shall mean:

         (a) Any replacement of 50% or more of the directors of the Company which follows, and is directly or indirectly a result of, any one or more of the following:

                  (i) A cash tender offer or exchange offer for the Company's common stock;

                  (ii) A solicitation of proxies other than by the Company's management or board of directors;

                  (iii) Acquisition of beneficial ownership of shares having 50% or more of the total number of votes that may be cast for the election of directors of the Company by a third party or a "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, for the purpose of changing control of the Company; or

                  (iv) Any merger, business combination, sale of assets or other extraordinary corporate transaction undertaken for the purpose of changing control of the Company, or

         (b) The Board of Directors determines that any other proposed action presented to the Board or the Shareholders, if taken, would constitute a Change of Control.

     6. (a) This Agreement and the Executive's employment shall terminate upon any of the following:

                  (i) the voluntary termination of employment by the Executive,

                  (ii) the death, or partial or permanent disability of the Executive (partial or permanent disability being determined at such time when disability insurance coverage maintained by the Company for the Executive becomes payable),

                  (iii) discharge of the Executive by the Company for whatever reason.

                  (iv) the end of the fiscal year in which the Executive attains 70 years of age.

                  (v)  upon a Change of Control.

         (b) Upon any such termination, except as otherwise provided herein, all compensation and benefits shall thereafter likewise concurrently terminate.

     7. As additional consideration of the services to be performed by the Executive and the undertakings hereby assumed by the Executive, the Company shall make a "Severance Payment" as follows:

         (a) The amount of the Severance Payment shall equal 2.99 times the average annual base compensation as defined and determined under
Section 280G of the Internal Revenue Code of 1986, as amended.

         (b) The Severance Payment shall be payable in full thirty (30) days following a termination of this Agreement as provided in subparagraphs 6(iii) and (v) above.

         (c) If the Executive shall die after the termination of this Agreement, but prior to remittance of the Severance Payment, the same shall be payable to the estate of the Executive or to such designee as the Executive shall have directed in writing to the Company.

         (d) Receipt of the Severance Payment shall act as a full release by the Executive of all claims the Executive may have against the Company except for unpaid wages, benefits or sums to be paid to the Executive post-termination of this Agreement as herein provided.

     8. Executive acknowledges that during the course of his past employment with the Company, and as his employment continues, he has and will have direct access to and knowledge of the Company's trade secrets and other confidential and proprietary information and documents, including but not limited to the Company's customer list, customer requirements and information, price lists, all training materials, product information, operating procedures, marketing information, selling strategies, and supplier information (collectively "Confidential Information"). The Executive agrees that all Confidential Information shall remain the property of the Company, shall be kept in the strictest of confidence, used solely for the benefit of the Company and shall not be disclosed, either directly or indirectly, to any other person or entity except as is required in the furtherance of the Company's business and for its benefit. Executive further agrees that all such Confidential Information (and any copies thereof regardless of how maintained, including that which has been reduced to electronic memory) shall be returned to the Company upon termination of this Agreement for whatever reason. The terms of this paragraph are in addition to, and not in lieu of, any common law, statutory or other contractual obligations that Executive may have relating to the Company's Confidential Information. Further, the terms of this paragraph shall survive indefinitely the termination of this Agreement.

     9.  The Executive acknowledges that:

         (a) The Company has made significant investment in the development, maintenance and preservation of its trade secrets, its marketing methodology, its relationship with its various customers and vendors, both past, current and prospective; in its development and maintenance of its franchised distributorship rights, in the training and development of its executives and in the development, maintenance and preservation of its goodwill, including that which is associated with its name, its trade dress and its various trade marks, including but not limited to the mark "K-Byte" (collectively "Intangible Business Assets").

         (b) The Company has a legitimate business interest in maintaining and protecting the value of these Intangible Business Assets and in preventing the unauthorized use or misappropriation of any one of the same.

         (c) The use of any of these Intangible Business Assets other than in furtherance of the business interests of the Company would provide the unauthorized user with an unfair competitive advantage as against the Company and would be detrimental to the Company.

            Consequently, the Executive agrees that during the course of his employment and for a period of two years thereafter he shall not become employed by, or consult or be associated with in any capacity whatsoever (including, but not limited to, that as an owner, shareholder, agent or independent contractor) any business enterprise which manufactures, sells, markets or distributes any of the products manufactured, sold, marketed, or distributed by the Company, or which provides services comparable to that provided by the Company, in markets designated by the National Electronics Distributors Association in which the Company had a presence all as defined below; and during said two year period, and notwithstanding locale, the Executive shall not submit a quotation for, or offer to sell, any product or service competitive with the Company to any customer or prospective customer of the Company. A market shall be that geographic area designated as such by the National Electronics Distributors Association. The Company's presence in a market as so designated shall exist if the Company had sales of product or services to customers in such market in the cumulative amount of not less than $1,500,000 within the twelve (12) month period preceding the date of such termination of employment.

     10. The Company has made a significant investment in developing and training a competent work force. The Executive acknowledges that the scope of the abilities of, and compensation paid to, the Company's various employees is valuable and confidential information. Further, the Executive acknowledges that the Company's continued viability and success is in large part contingent upon maintaining a stable, trained and competent work force. During the course of his employment, and for a period of two years thereafter, regardless of the reason for termination thereof, the Executive will not directly or indirectly solicit, entice, encourage, or cause, any salaried employee of the Company to leave the employment of the Company. Further during said two year period, the Executive will not directly or indirectly hire, or cause another person or entity to hire any salaried employee of the Company.

     11. Executive acknowledges and agrees that the covenants set forth in Paragraphs 8, 9 and 10 are necessary and reasonable to protect the Company's Confidential Information, its Intangible Business Assets, its legitimate business interests and goodwill, and that the breadth, time and geographic scope of the limitations set forth therein are reasonable and necessary to protect the same. The Executive expressly acknowledges and agrees that the Company would not have an adequate remedy at law in the event of his breach, and or threatened breach of the covenants set forth in Paragraphs 8, 9 and 10 of this Agreement. Consequently, in addition to such other remedies as the Company may have, the Company, without posting any bond, shall be entitled to obtain, and Executive agrees not to oppose a request for, equitable relief in the form of specific performance, ex parte temporary or preliminary injunctive relief, other temporary or permanent injunctive relief, or other equitable remedy fashioned by a court of competent jurisdiction enjoining the Executive from any such threatened or actual breach.

     12. If during the term of this Agreement, the Company is a participant in a consolidation or merger, or the Company should sell substantially all of its assets, the Company agrees that as a condition of closing any such transaction, the surviving entity to such consolidation or merger, or the purchaser of such assets, shall in writing assume this Agreement and become obligated to perform all of the terms and provisions hereof applicable to the Company. Without limiting the generality of the foregoing, the covenants contained in Paragraphs 8, 9 and 10 may be enforced by the assignee or successor of the Company.

     13. If any of the consideration paid or made available to the Executive as herein provided, results in the imposition of an excise or similar extra tax under Section 4999 of the Internal Revenue Code of 1996, as amended, or such other provision of law of similar effect, the Company shall additionally pay to the Executive a gross sum such that after deduction of applicable federal income taxes, the net amount equals such excise or similar extra tax.

     14. Any notice to be given to the Company hereunder shall be deemed sufficient if addressed to the Company in writing and delivered or mailed by certified or registered mail to its offices at 14401 McCormick Drive, Tampa, Florida 33626, or such other address as the Company may hereafter designate. Any notice to be given to Executive hereunder shall be delivered or mailed by certified or registered mail to him at 2410 Hungtington Blvd., Safety Harbor, Florida 34695, or such other address as he may hereafter designate.

     15. This Agreement shall be binding upon and inure to the benefit of the successors and assigns of the Company, including without limitation the purchaser of substantially all of the operating assets of the Company. Unless clearly inapplicable, reference herein to the Company shall be deemed to include any such successor. Without limiting the generality of the foregoing, the covenants contained in Paragraphs 8, 9 and 10 may be enforced by the assignee or successor of the Company. In addition, this Agreement shall be binding upon and inure to the benefit of the Executive and his heirs, executors, legal representatives and assigns; provided, however, that the obligations of Executive hereunder may not be delegated without the prior written approval of the Board of Directors of the Company. The provisions of Paragraphs 7, 8, 9, 10, 11, 12 and 13 shall survive the termination of this Agreement.

     16. This Agreement may not be altered, modified or amended except by a written instrument signed by each of the parties hereto.

     17. This instrument including attachments and exhibits thereto and documents and agreements referred to therein embodies the whole agreement of the parties. All previous negotiations or agreements between the parties, either verbal or written with respect to the subject matter hereof not herein contained are hereby withdrawn and annulled. This contract shall supersede all previous communications, representations, or agreements, either verbal or written, between the parties hereto with respect to the subject matter hereof.

     18. The failure of either party at any time to require performance by the other party of any provision of this Agreement shall not be deemed a continuing waiver of that provision or a waiver of any other provision of this Agreement and shall in no way affect the full right to require such performance from the other party at any time thereafter.

     19. The invalidity or unenforceability of any Paragraph or Paragraphs, or subparagraphs of this Agreement, shall not affect the validity or enforceability of the remainder of this Agreement, or the remainder of any Paragraph or sub-paragraph. If as provided by law, a court of competent jurisdiction is unable to modify any such violative Paragraph or sub-paragraph to result in the same not being invalid or unenforceable, this Agreement shall then be construed in all respects as if any invalid or unenforceable Paragraph or subparagraph(s) were omitted.

     20.  The Executive represents to the Company as follows:

         (a) That the Executive has been advised by the Company to have this Agreement reviewed by an attorney representing the Executive, and the Executive has either had this Agreement reviewed by such attorney or has chosen not to have this Agreement reviewed because the Executive, after reading the entire Agreement, fully and completely understands each provision and has determined not to obtain the services of an attorney.

         (b) The Executive, either on his own or with the assistance and advice of his attorney, has in particular reviewed Paragraphs 8, 9, 10 and 11, understands and accepts the restrictions thereby imposed and agrees the same are reasonable in all respects and necessary for the protection of the property rights and the Intangible Business Assets of the Company.

          (c) That no force, threats of discharge, or other threats or duress have been used by the Company, directly, indirectly or by innuendo, in connection with the Executive's execution of this Agreement.

     21. This Agreement shall be governed by, construed and enforced in accordance with the laws of the State of Florida without regard to conflicts of laws. Further, the Executive agrees that any action relating to the terms of this Agreement shall be commenced and only commenced in a state or federal court sitting in Tampa, Florida.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the date opposite their signatures.

                                          REPTRON ELECTRONICS, INC.

Date:  June 5, 1998                       By: /s/ Barry M. Alpert
                                             ----------------------
                                          Name:  BARRY M. ALPERT
                                          Title: Chairman of the
                                          Compensation Committee


Date:                                     /s/ Michael L. Musto
                                          --------------------
                                          MICHAEL L. MUSTO



                                          REPTRON ELECTRONICS, INC.

Date:                                    By: /s/ Paul J. Plante
                                             -------------------
                                          PAUL J. PLANTE
                                          Chief Operating Officer




                           Michael L. Musto Bonus


      Provided net earnings of the Company for the year are not less than fifteen percent (15%) of Shareholder equity:

(1)                    (2)              (3)                     (4)
Earnings              Bonus in       Earnings                Bonus In
Growth                Cash As A       Growth              Number Of Stock
Rate                  % of Base        Rate                  Options As
                       Salary                          A % Of Base Salary


0-14.9%                0.00%             0-14.9%               0.00%

15-19.9%                15%              15-19.9%                10%

20-25.9%                20%              20-25.9%                15%

26-30.9%                25%              26-30.9%                20%

31-35.9%                30%              31-35%                  25%

36-40%                  35%              36-40%                  30%

>40%                    40%               >40%                   35%







	EXHIBIT A