Form 10-Q
period 1998-09-30
REPTRON ELECTRONICS INC
filed 1998-11-13
CIK 918765

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C.   20549
                                 FORM 10-Q

       (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30,1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                              ------------  -------------

Commission File Number 0 - 23426
                      ----------
                          REPTRON ELECTRONICS, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Florida                             38-2081116
--------------------------------     ------------------------------------
State or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or organization

       14401 McCormick Drive
       Tampa, Florida                                        33626
---------------------------------------                     --------
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

                                       Yes    X        No
                                          ---------       --------
6,147,119 shares of common stock issued and outstanding as of
November 9, 1998.
-----------------







                           REPTRON ELECTRONICS, INC.


                                    INDEX




                                                                      Page
PART I.  FINANCIAL INFORMATION                                       Number

         Item 1.  Financial Statements

                  Consolidated Statements of Earnings --
                  Three months ended September 30, 1998 and
                  September 30, 1997 and Nine months ended
                  September 30, 1998 and September 30, 1997              3

                  Consolidated Balance Sheets --
                  September 30, 1998 and December 31, 1997               4

                  Consolidated Statement of Shareholders'
                  Equity -- Year ended December 31, 1997
                  and Nine months ended September 30, 1998               5

                  Consolidated Statements of Cash Flows --
                  Nine months ended September 30, 1998 and September
                  30, 1997                                               6

                  Notes to Consolidated Financial
                  Statements -- September 30, 1998                       7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         11


PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                      14


SIGNATURES                                                              15


















 PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements

                                      REPTRON ELECTRONICS, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                          (In thousands, except share and per share data)


                                                     Three months ended          Nine months ended
                                                        September 30,               September 30,
                                                     1998           1997         1998          1997
                                                     ----           ----         ----          ----
Net sales                                           $77,527      $74,278        $221,998     $229,631
Cost of goods sold                                   66,254       61,276         188,471      187,956
                                                     ------       ------         -------      -------
    Gross profit                                     11,273       13,002          33,527       41,675

Selling, general and administrative expenses         12,099        9,158          34,125       27,793
                                                     ------       ------         -------      -------
    Operating income (loss)                            (826)       3,844            (598)      13,882

Interest expense, net                                 2,306        1,595           6,003        4,069
                                                     ------       ------         -------      -------
    Earnings (loss) before income taxes              (3,132)       2,249          (6,601)       9,813

Income tax provision (benefit)                       (1,176)         810          (2,676)       3,835
                                                     ------       ------         -------      -------
    Net earnings (loss)                             $(1,956)     $ 1,439        $ (3,925)    $  5,978
                                                     ======       ======         =======      =======
    Net earnings (loss) per common share - basic    $ (0.32)     $  0.24        $  (0.64)    $   0.98
                                                     ======       ======         =======      =======
Weighted average common shares outstanding
 - basic                                           6,145,936    6,081,094      6,108,324    6,075,066
                                                   =========    =========      =========    =========

    Net earnings (loss) per common share
      - diluted                                     $  (0.32)    $   0.23       $  (0.64)    $   0.95
                                                     =======      =======        =======      =======

Weighted average common stock equivalent
  shares outstanding - diluted                     6,145,936    6,326,783      6,108,324    6,267,376
                                                   =========    =========      =========    =========












     The accompanying notes are an integral part of these financial statements

                                        3

                            REPTRON ELECTRONICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                      ASSETS
                                               September 30,   December 31,
                                                    1998          1997
                                               -------------   ------------
CURRENT ASSETS
  Cash and cash equivalents                        $ 8,551       $  55,135
  Accounts receivable - trade, less allowances
    for doubtful accounts of $350                    49,523         45,033
  Inventories                                        76,167         68,732
  Prepaid expenses and other assets                   8,273          3,907
  Deferred tax benefit                                  132            110
                                                    -------        -------
      Total current assets                          142,646        172,917

PROPERTY, PLANT & EQUIPMENT - AT COST, NET           39,256         35,404
EXCESS OF COST OVER NET ASSETS ACQUIRED, NET         24,707          4,272
OTHER ASSETS                                          8,890          9,921
                                                    -------        -------
                                                   $215,499       $222,514
                                                    =======        =======

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                           21,497         24,782
  Current portion of long-term obligations            4,886          3,708
  Accrued expenses                                    5,913          5,574
  Deferred revenue                                        -          1,280
                                                    -------        -------
      Total current liabilities                      32,296         35,344

LONG-TERM OBLIGATIONS, less current portion         129,510        129,985
DEFERRED INCOME TAXES                                 2,345          2,210
SHAREHOLDERS' EQUITY
  Preferred Stock - authorized 15,000,000 shares
   of $.10 par value; no shares issued                    -              -
  Common Stock - authorized 50,000,000 shares
   of $.01 par value; issued and outstanding,
   6,147,119 and 6,088,369 shares, respectively          61             61
  Additional paid-in capital                         21,676         21,378
  Retained earnings                                  29,611         33,536
                                                    -------        -------
                                                     51,348         54,975
                                                    -------        -------
                                                   $215,499       $222,514
                                                    =======        =======


 The accompanying notes are an integral part of these financial statements
                                        4

                          REPTRON ELECTRONICS, INC.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    (In thousands, except share data)

                                                                     Total
                         Common Stock         Capital                Share-
                       Shares      Par     In excess of   Retained  holders'
                     Outstanding  Value     Par Value     Earnings   Equity
                     -----------  -----    ------------   --------  --------
Balance at
December 31, 1996    6,065,519     $61       $21,233      $27,396    $48,690

Exercise of stock
options                 22,850       -           145            -        145
Net Earnings                 -       -             -        6,140      6,140
                     ---------     ---        ------       ------     ------
Balance at
 December 31, 1997   6,088,369      61        21,378       33,536     54,975

Exercise of stock
options (Unaudited)     58,750       -           298            -        298
Net Earnings (Unaudited)     -       -             -       (3,925)    (3,925)
                     ---------      --        ------       ------     ------
Balance at September
30, 1998 (Unaudited) 6,147,119     $61       $21,676      $29,611    $51,348
                     =========      ==        ======       ======     ======



























   The accompanying notes are an integral part of this financial statement

                                         5

                           REPTRON ELECTRONICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                          Nine months ended
                                                             September 30,
                                                            1998      1997
                                                          -------    -------
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
  Net earnings (loss)                                    $ (3,925)    $ 5,978
  Adjustments to reconcile net earnings (loss)
  to net cash provided by (used in) operating activities:
    Depreciation and amortization                           7,526       3,509
    Deferred income taxes                                     113         351
    Gain on sale of assets                                   (218)        (23)
    Change in assets and liabilities:
       Accounts receivable - trade                          6,298      (5,862)
       Inventories                                          5,906      (9,935)
       Prepaid expenses and other assets                   (2,233)     (2,169)
       Other assets                                        (1,539)     (7,813)
       Accounts payable - trade                           (13,018)      5,870
       Accrued expenses                                      (150)        405
       Deferred revenue                                    (1,280)          -
       Income taxes Payable                                     -        (246)
                                                          -------     -------
         Net cash used in operating activities            (2,520)      (9,935)
                                                         -------      -------
Cash flows from investing activities:
  Net cash paid for acquisitions                         (31,006)          -
  Disposal of property, plant and equipment                  597          23
  Purchases of property, plant and equipment              (3,054)     (5,489)
                                                         -------      ------
         Net cash used in investing activities           (33,463)     (5,466)
                                                         -------     -------
Cash flows from financing activities:
  Proceeds from exercise of stock options                    298         103
  Net proceeds from (payments on) note payable to bank         -     (48,550)
  Proceeds from long-term obligations                          -     123,800
  Payments on long-term obligations                      (10,899)    (11,086)
                                                         -------     -------
         Net cash provided by (used in) financing
          activities                                     (10,601)     64,267
                                                         -------     -------
         Net increase (decrease) in cash and cash
          equivalents                                    (46,584)     48,866
Cash and cash equivalents at beginning of period          55,135         479
                                                          ------     -------
Cash and cash equivalents at end of period               $ 8,551    $ 49,345
                                                          ======     =======
Supplemental cash flow information:
  Interest paid                                          $ 4,681   $  3,311
                                                          ======     ======
  Income taxes paid                                      $   172   $  4,216
                                                          ======     ======

Non-cash investing and financing activities:
 During the nine month periods ended September 30, 1997 the Company incurred approximately $372 of obligations under capital leases for the acquisition of equipment. No capital leases were entered into during the nine month period ended September 30, 1998.

  The accompanying notes are an integral part of these financial statements

                                        6
                           REPTRON ELECTRONICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

NOTE A -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. The consolidated financial statements as of September 30, 1998 and for the three and nine months ended September 30, 1998 and September 30, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of results that may be expected for the year ending December 31, 1998. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the 1997 Form 10-K.

NOTE B --  INVENTORIES

Inventories consist of the following (in thousands):

                                       September 30,           December 31,
                                           1998                   1997
                                       -------------           ------------
   Reptron Distribution:
      Inventories                            $38,476               $42,126

   K-Byte Manufacturing:
      Work in process                         11,248                10,945
      Raw Materials                           26,443                15,661
                                              ------                ------
                                             $76,167               $68,732
                                              ======                ======

















                                        7
                               REPTRON ELECTRONICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 SEPTEMBER 30, 1998

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

The following table shows net sales and gross profit by industry segments:

                                Three months ended             Nine months
ended
                                  September 30,                  September 30,
                                  (in thousands)                (in thousands)
                                ------------------             ----------------
-
                                 1998        1997               1998      1997
                                 ----        ----               ----      ----
Net Sales
  Distribution                   $36,559     $45,801         $117,858  $142,420
  Contract Manufacturing          40,968      28,477          104,140    87,211
                                  ------      ------          -------   -------
                                 $77,527     $74,278         $221,998  $229,631
                                  ======      ======          =======   =======

Gross Profit
  Distribution                   $ 7,073     $ 8,756         $ 22,540  $ 26,934
  Contract Manufacturing           4,200       4,246           10,987    14,741
                                  ------      ------          -------   -------
                                 $11,273     $13,002         $ 33,527  $ 41,675
                                  ======      ======          =======   =======

NOTE D -- BUSINESS ACQUISITION

On May 29, 1998, Reptron Electronics, Inc. ("Reptron") acquired all of the assets and liabilities of Hibbing Electronics Corporation and its subsidiary, ("Hibbing") by way of the purchase of all of the issued and outstanding common stock of OECO Corporation, the parent of Hibbing. The transaction was valued at approximately $40.7 million, consisting of the sum of a cash payment of $29.7 million and debt of approximately $11.0 million. Of the $29.7 million, approximately $7.4 million was deposited in an escrow account as security for collection of designated accounts receivable, liquidation of identified inventory and breach of representations and warranties. As of September 30, 1998, approximately $502,000 has been disbursed from this escrow account. In addition, Reptron assumed certain building and equipment lease obligations. Reptron paid down approximately $6.7 million of the Hibbing debt at closing, which consisted of notes payable to bank of $5.8 million and long-term debt of $900,000. Management has determined that the goodwill associated with this transaction will be amortized over a 30 year life.



                                   8
                              REPTRON ELECTRONICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 SEPTEMBER 30, 1998


NOTE D -- BUSINESS ACQUISITIONS (Continued)

The following unaudited pro forma summary combines the results of operations of the Company with the operations of Hibbing as if the acquisition had occurred at the beginning of the respective periods. This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and Hibbing operated as a single entity during such periods.

                                                            Nine months ended
                                 Three months ended           September 30,
                                 September 30, 1997           1997     1998
                                 ------------------         -------  --------
                                  (in thousands)              (in thousands)

Net sales                            $94,402               $282,992  $254,693
                                      ======                =======   =======
Gross Profit                         $15,421               $ 47,843  $ 36,967
                                      ======                =======   =======
Operating income                     $ 4,673               $ 15,652  $     21
                                      ======                =======   =======
Net earnings (loss)                  $ 1,845               $  6,804  $ (3,589)
                                      ======                =======   =======
Net earnings (loss) per share
   - basic                           $  0.30               $   1.12  $  (0.59)
                                      ======                =======   =======
Net earnings (loss) per share
   - diluted                         $  0.29               $   1.09  $  (0.59)
                                      ======                =======   =======

NOTE E -- YEAR 2000 ISSUES

The Year 2000 Issue results from computer hardware and software systems that were not designed to differentiate between centuries and therefore, may not accommodate some or all dates beyond the year 1999. Accordingly, computer hardware and software systems may need to be modified in order to remain operational in the year 2000 and beyond.

The Company utilizes computer hardware and software across its entire operation, which may be subject to system failure as a result of the inability to function properly beyond the year 1999. In the normal course of business, the Company also relies on products and services from critical vendors, large customers and other third parties, whose computer hardware and software are also subject to this issue. In order to address this issue, the Company is in the process of assessing its critical operating hardware and software and acquiring representations from vendors, large customers and other third parties regarding their year 2000 vulnerability. The Company has not completed its assessment, however, management believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company.



                                   9
                             REPTRON ELECTRONICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 SEPTEMBER 30, 1998


NOTE F -- RECENT DEVELOPMENTS

On October 13, 1998, the Company announced the termination of negotiations regarding the merger of the Company's distribution business and All American Semiconductor, Inc. The costs related to the terminated transaction will be expensed in the fourth quarter of 1998.

The management of the Company has announced a plan to close Hibbing's Maryland manufacturing location during the fourth quarter of 1998. Select customers that had been served by this manufacturing location will be served by one of the other three manufacturing locations. The estimated costs associated with the shut down of this facility are approximately $350,000. Approximately $241,000, consisting primarily of severance pay and moving expenses, has been charged to goodwill during the third quarter.

On November 3, 1998 the Company terminated the proposed stock repurchase program that had been announced on December 18, 1997. No shares were acquired under the program.




































                                     10
                             REPTRON ELECTRONICS, INC


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

RESULTS OF OPERATIONS
---------------------
          Net Sales. Total third quarter net sales increased $3.2 million, or 4.4%, from $74.3 million in the third quarter of 1997 to $77.5 million in the third quarter of 1998. Total net sales for the first three quarters of 1998 decreased $7.6 million, or 3.3% from $229.6 million in the first three quarters of 1997 to $222.0 million in the first three quarters of 1998.

          Reptron Distribution third quarter net sales decreased $9.2 million, or 20.2%, from $45.8 million in the third quarter of 1997 to $36.6 million in the third quarter of 1998. Net sales generated from sales offices in the central region of the United States accounted for approximately $6.1 million of the decrease in net sales, which was driven by a decrease in sales to one customer of $4.6 million. The largest customer, which is also a K-Byte Manufacturing customer, represented approximately 4.3% of Reptron Distribution third quarter, 1998 net sales (2.0% of total Company net sales). The largest sales office accounted for approximately 10.6% of Reptron Distribution net sales. Sales of semiconductors accounted for 68.4% of third quarter Reptron Distribution net sales, with the remaining sales generated from passive components (22.6%) and electromechanical products (9.0%).

          Reptron Distribution net sales decreased $24.5 million, or 17.2%, from $142.4 million in the first three quarters of 1997 to $117.9 million in the first three quarters of 1998. Net sales generated from sales offices in the Central region of the United States accounted for approximately $20.6 million of the decrease in net sales, which was driven by a decrease in sales to one customer of $13.5 million. In the first three quarters of 1998, the largest Reptron Distribution customer, which is also a K-Byte Manufacturing customer, represented approximately 7.7% of total Reptron Distribution net sales (4.5% of total Company net sales) and the largest sales office accounted for 13.1% of total Reptron Distribution net sales.

          K-Byte Manufacturing net sales increased $12.5 million, or 43.9%, from $28.5 million in the third quarter of 1997 to $41.0 million in the third quarter of 1998. Net sales from Hibbing manufacturing locations, acquired May 29, 1998, accounted for an increase of approximately $14.3 million. Net sales to new customers totaled approximately $1.5 million, which was offset by a decrease in net sales of approximately $3.3 million from the previously established K-Byte customer base. The five largest K-Byte Manufacturing customers accounted for approximately 37.3% of third quarter division net sales (19.8% of total Company net sales), no single customer accounted for more than 8.4% of third quarter division net sales. Sales from Hibbing manufacturing locations accounted for approximately 34.8% of total manufacturing third quarter net sales. The Tampa, Florida manufacturing facility and the Gaylord, Michigan manufacturing facility accounted for approximately 32.1% and 31.6%, respectively, of total manufacturing third quarter net sales. The remaining sales originated from the Saline, Michigan location. The assets of the Saline, Michigan location were sold during the third quarter and substantially all of the customers served from that location are now served by one of the other manufacturing facilities.

                                   11
           K-Byte Manufacturing net sales increased $16.9 million, or 19.4%, from $87.2 million in the first three quarters of 1997 to $104.1 million in the first three quarters of 1998. Net sales from Hibbing manufacturing locations, acquired May 29, 1998, accounted for an increase of approximately $20.5 million. Net sales to new customers totaled approximately $2.3 million, which was off-set by a decrease in net sales of approximately $5.9 million from the previously established K-Byte customer base. The five largest K-Byte Manufacturing customers accounted for approximately 39.5% of total first three quarters division net sales (18.5% of total Company first three quarters net sales). No single customer accounted for more than 10.2% of the first three quarters division net sales. Sales from the Tampa, Florida, and Gaylord, Michigan manufacturing facilities accounted for approximately 43.0% and 35.1%, respectively, of total manufacturing sales in the first three quarters of 1998. Hibbing locations accounted for approximately 19.7% of total manufacturing sales in the first three quarters of 1998. The remaining net sales were generated from the Saline, Michigan manufacturing plant.

          Gross Profit. Total third quarter gross profit decreased $1.7 million, or 13.3%, from $13.0 million in the third quarter of 1997 to $11.3 million in the third quarter of 1998. The gross margin of the Company decreased from 17.5% in the third quarter of 1997 to 14.5% in the third quarter of 1998. Total gross profit decreased $8.2 million, or 19.6%, from $41.7 million in the first three quarters of 1997 to $33.5 million in the first three quarters of 1998. The gross margin decreased from 18.1% in the first three quarters of 1997 to 15.1% in the first three quarters of 1998.

          Reptron Distribution third quarter gross profit decreased $1.7 million, or 19.2%, from $8.8 million in the third quarter of 1997 to $7.1 million in the third quarter of 1998. The gross margin increased from 19.1% in the third quarter of 1997 to 19.3% in the third quarter of 1998. This increase in gross margin was primarily due to a shift in product and customer mix. Reptron Distribution's gross margin increased from 18.9% in the first three quarters of 1997 to 19.1% in the first three quarters of 1998 for similar reasons.

          K-Byte Manufacturing gross profit remained flat at $4.2 million in both the third quarter of 1997 and the third quarter of 1998 and its gross margin decreased from 14.9% in the third quarter of 1997 to 10.3% in the third quarter of 1998. This decrease is reflective of absorption of fixed manufacturing overhead and increased depreciation and amortization expenses at current sales levels within the K-Byte Manufacturing facilities and the incorporation of the operations of the Hibbing facilites, which experience lower gross margins. K-Byte Manufacturing gross margin decreased from 16.9% in the first three quarters of 1997 to 10.6% in the first three quarters of 1998 for similar reasons.

          Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $2.9 million, or 32.1%, from $9.2 million in the third quarter of 1997 to $12.1 million in the third quarter of 1998, after taking into account the reimbursement of aircraft expenses by the CEO recorded in the third quarter of 1997. The selling, general and administrative expenses, as a percentage of net sales, increased from 12.3% in the third quarter of 1997 to 15.6% in the third quarter of 1998. The operating expenses of Hibbing, subsequent to acquisition, account for approximately $1.3 million of the increase in selling, general and administrative expenses. The addition of senior management, the operating expenses of the new Reptron Distribution sales office in Texas, the placement of field engineers at various sales locations and the addition of manufacturing engineering staff account for approximately $600,000 of the increase. Selling, general and administrative expenses as a percentage of net sales increased from 12.1% in the first three quarters of 1997 to 15.4% in the first three quarters of 1998, for similar reasons.

          Interest Expense. Interest expense increased $711,000, or 44.6%, from $1.6 million in the third quarter of 1997 to $2.3 million in the third quarter of 1998. This increase resulted primarily from an increase of $29.9 million, or 28.5%, in average outstanding debt from $105.1 million during the third quarter of 1997 to $135.0 million during the third quarter of 1998. This increase in average outstanding debt primarily resulted from the August, 1997 issuance of $115.0 million in subordinated, convertible debt. First three quarters interest expense increased $1.9 million, or 47.5%, from $4.1 million in the first three quarters of 1997 to $6.0 million in the first three quarters of 1998. This increase resulted from an increase in the average outstanding debt of $33.3 million or, 33.1%, from $100.7 million during the first three quarters of 1997 to $134.0 million during the first three quarters of 1998.







                                   12
LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

          The Company primarily finances its operations through subordinated notes, bank credit lines, capital equipment leases, and short-term financing through supplier credit lines.

          Operating activities for the third quarter of 1998 used cash of approximately $3.5 million. This net decrease resulted primarily from a net loss of $2.0 million, a decrease in accounts payable of $2.2 million, an increase in prepaid expenses and other assets of $2.5 million and a decrease in accrued expenses of $1.0 million. These items were offset by a decrease in inventory of $1.7 million.

          Operating activities for the first three quarters of 1998 used cash of approximately $2.5 million. This decrease resulted primarily from a net loss of $3.9 million, a decrease in accounts payable of $13.0 million, an increase in prepaid expenses and other assets of $3.8 million and a decrease in deferred revenue of $1.3 million. These items were offset by a decrease of $6.3 million in accounts receivable and a decrease of $5.9 million in inventory.

          Capital expenditures totaled approximately $3.1 million in the first three quarters of 1998. These capital expenditures were primarily for the acquisition of systems software and manufacturing equipment and building improvements. The cash reserves of the Company were used to finance these purchases.

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

Year 2000

          The Year 2000 Issue results from computer hardware and software systems that were not designed to differentiate between centuries and therefore, may not accommodate some or all dates beyond the year 1999. Accordingly, computer hardware and software systems may need to be modified in order to remain operational in the year 2000 and beyond.

          The Company utilizes computer hardware and software across its entire operation, which may be subject to system failure as a result of the inability to function properly beyond the year 1999. In the normal course of business, the Company also relies on products and services from critical vendors, large customers and other third parties, whose computer hardware and software are also subject to this issue. In order to address this issue, the Company is in the process of assessing its critical operating hardware and software and acquiring representations from vendors, large customers and other third parties regarding their year 2000 vulnerability. The Company has not completed its assessment, however, management believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company.





                                  13
                            REPTRON ELECTRONICS, INC.


PART II.  OTHER INFORMATION


    Item 6.  Exhibits and Reports on Form 8-K

             a.  Exhibits

                 10.1 Amendment Agreement No. 10, dated August 15, 1998, to the
                      Amended and Restated Revolving Credit and Reimbursement Agreement, dated June 29, 1995

                 27.1   Financial Data Schedule

             b.  Reports on Form 8-K

                 No reports on Form 8-K were filed during the three months ended September 30, 1998.



























                                       14


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 12, 1998
      ----------------------------
                                         REPTRON ELECTRONICS, INC.
                                         -------------------------
                                         (Registrant)



                                         By: /s/ Michael Branca
                                            ----------------------
                                            Michael Branca, Chief
                                            Financial Officer (Principal
                                            Financial and Accounting Officer)





































                                      15



























                                  EXHIBIT 10.1














                        AMENDMENT AGREEMENT NO. 10
                        TO THE AMENDED AND RESTATED
                REVOLVING CREDIT AND REIMBURSEMENT AGREEMENT

   THIS AMENDMENT AGREEMENT NO.10 TO THE AMENDED AND RESTATED REVOLVING CREDIT AND REIMBURSEMENT AGREEMENT (the "Amendment Agreement") is made and entered into as of this 15th day of August, 1998 among REPTRON ELECTRONICS, INC., a Florida corporation having its principal place of business in Tampa, Florida (the "Borrower"), NATIONSBANK, NATIONAL ASSOCIATION (successor by merger of NationsBank, National Association (South)), a national banking association in its capacity as agent (the "Agent") for each of the lenders (the "Lenders") now or hereafter party to the Credit Agreement (defined below), and each of the undersigned Lenders. Unless the context otherwise requires, all terms used herein without definition shall have the respective definitions provided therefor in the Credit Agreement.

                               WITNESSETH:

   WHEREAS, the Borrower, the Agent and the Lenders have entered into that certain Amended and Restated Revolving Credit and Reimbursement Agreement dated
June 29, 1995 whereby the Lenders have made available to the Borrower (i) a $55,000,000 revolving credit facility, which includes a letter of credit facility of up to $500,000 and (ii) a $9,942,917 (as reduced from time to time in accordance with the terms thereof) direct pay letter of credit facility (together with the exhibits and schedules attached thereto, as the same has been amended by Amendment Agreement No. 1 dated as of December 15, 1995, Amendment Agreement No. 2 dated as of March 15, 1996, Amendment Agreement No. 3 dated as of September 24, 1996, Amendment Agreement No. 4 dated as of January 31, 1997, Amendment Agreement No. 5 and Waiver dated as of April 28, 1997, Amendment Agreement No. 6 dated April 30, 1997, Amendment Agreement No. 7 dated
June 30,1997, Amendment Agreement No.8 dated August 25,1997 and Amendment No.
9
dated January 15, 1998 (hereinafter referred to as the "Credit Agreement");
and

   WHEREAS, the Borrower, the Agent and Lenders have agreed to further amend the Credit Agreement, effective as of the date hereof, in the manner set forth herein:

   NOW, THEREFORE, in consideration of the premises and conditions herein set forth, it is hereby agreed as follows:

   1. Credit Agreement Amendment. (a) Subject to the conditions hereof, clause
(2) of Section 11.9 of the Credit Agreement is further amended in its entirety so that as amended it shall read as follows:

      "(2) make an aggregate amount of Restricted Purchases not exceeding 1,000,000 shares of capital stock for an aggregate purchase price not in excess of $ 12,500,000 provided, however, that the Borrower shall not make any Restricted Purchase if there shall be

Reptron Amendment No. 10 Document No. 213625 O5


   outstanding any Loans or Letters of Credit and if the Borrower shall make any such Restricted Purchase pursuant to this clause (2) the Borrower shall not be entitled to any further Advance under Article II or to request the issuance of a Letter of Credit under Article III without the prior written consent of all Lenders."

   (b) Notwithstanding the provisions of Section 10.1 to the contrary, the Borrower shall furnish to the Agent the financial statements described therein for the Fiscal Quarter ending September 30, 1998, not later than October 30, 1998.

   (c) A new Section 1 1.17 is hereby added to the Agreement which Section shall read as follows:

      " 1 1.17 Prepayment of Indebtedness. If there shall be outstanding any Loans or Letters of Credit, prepay, redeem, purchase, defease or otherwise satisfy prior to the scheduled maturity thereof in any manner any Indebtedness, including the Convertible Notes, and if the Borrower shall prepay, redeem, purchase, defease or otherwise prior to the stated maturity any such Indebtedness the Borrower shall not be entitled to any further Advances under Article II or to request the issuance of a Letter of Credit under Article III without the prior written consent of all the Lenders. "

   2. Consent. Each of Reptron Electronics of PA, Inc., Lake Michigan Investment, Inc. and Lake Huron Investment Corp., guarantors of the Obligations, hereby consent to the amendments to the Agreement contained in this Amendment Agreement.

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

      (c) The business and properties of the Borrower and its Subsidiaries are not, and since the date of the most recent financial reports of the
Borrower
   delivered to the Agent under Section 10.2 thereof, have not been, adversely affected in any substantial way as the result of any fire, explosion, earthquake, accident, strike, lockout, combination of workers, flood, embargo, riot, activities of armed forces, war or acts of God or the public enemy, or cancellation or loss of any major contracts; and

      (d) After giving effect to this Amendment Agreement, no condition exists which, upon the effectiveness of the amendment contemplated hereby, would constitute a Default

Reptron Amendment No 10 Document No. 213625 05

                                           2


   or an Event of Default on the part of the Borrower under the Credit Agreement or the Notes, either immediately or with the lapse of time or the giving of notice, or both.

   4. Waiver. Each Lender by its execution of this Amendment Agreement waives the failure by the Borrower and its Subsidiaries to comply with Section ll.l
(a) through the period ending October 30, 1998 and if the Borrower cannot demonstrate compliance at October 31, 1998 based upon its most recent financial statements, such failure to comply shall constitute an Event of Default.

   5. Conditions Precedent. The effectiveness of this Amendment Agreement is subject to the receipt by the Agent of (a) six (6) counterparts of this Amendment Agreement duly executed by all signatories hereto, (b) a fee of $7,500 for the account of each Lender executing this Amendment Agreement, and
(c) payment of all legal fees and expenses of special Lender's counsel.

   6. Entire Agreement. This Amendment Agreement sets forth the entire understanding and agreement of the parties hereto in relation to the subject matter hereof and supersedes any prior negotiations and agreements among the parties relative to such subject matter. No promise, condition, representation or warranty, express or implied, not herein set forth shall bind any party hereto, and no one of them has relied on any such promise, condition, representation or warranty. Each of the parties hereto acknowledges that, except as in this Amendment Agreement otherwise expressly stated, no representations, warranties or commitments, express or implied, have been made by any party to the other. None of the terms or conditions of this Amendment Agreement may be changed, modified, waived or canceled orally or otherwise, except by writing, signed by all the parties hereto, specifying such change, modification, waiver or cancellation of such terms or conditions, or of any preceding or succeeding breach thereof.

   7. Full Force and Effect of Agreement. Except as hereby specifically amended, modified or supplemented, the Credit Agreement and all other Loan Documents are hereby confirmed and ratified in all respects and shall remain in full force and effect according to their respective terms.

   8. Counterparts. This Amendment Agreement may be executed in any number of counterparts, each of which shall be deemed an original as against any party whose signature appears thereon, and all of which shall together constitute one and the same instrument.

   9. GOVERNING LAW. THIS AMENDMENT AGREEMENT SHALL IN ALL RESPECTS BE
GOVERNED
BY THE LAW OF THE STATE OF FLORIDA, WITHOUT REGARD TO ANY OTHERWISE APPLICABLE PRINCIPLES OF CONFLICT OF LAWS. THE BORROWER HEREBY (i) SUBMITS TO THE JURISDICTION AND VENUE OF THE STATE AND FEDERAL COURTS OF FLORIDA FOR THE PURPOSES OF RESOLVING DISPUTES HEREUNDER OR UNDER ANY OF THE OTHER LOAN DOCUMENTS TO WHICH IT IS A PARTY OR FOR PURPOSES OF COLLECTION AND (ii) WAIVES TRIAL BY JURY IN CONNECTION WITH ANY SUCH LITIGATION.

   10. Enforceability. Should any one or more of the provisions of this Amendment Agreement be determined to be illegal or unenforceable as to one or more of the parties hereto, all other provisions nevertheless shall remain effective and binding on the parties hereto.

Reptron Amendment No. 10 Document No 213625.05

                                        3


   11. Credit Agreement. All references in any of the Loan Documents to the Credit Agreement shall mean and include the Credit Agreement as amended hereby.

   12. Successors and Assigns. This Amendment Agreement shall be binding upon and inure to the benefit of each of the Borrower, the Lenders, the Agent and their respective successors, assigns and legal representatives; provided, however, that the Borrower, without the prior consent of the Lenders, may not assign any rights, powers, duties or obligations hereunder.

                 [remainder of this page left blank intentionally]







































Reptron Amendment No. 10 Document No. 213625.05


                                        4

   IN WITNESS WHEREOF, the parties hereto have caused this Amendment Agreement to be duly executed by their duly authorized officers, all as of the day and year first above written.


                                             BORROWER:

                                             REPTRON ELECTRONICS, INC.


                                             By: /s/ Michael Branca
                                                -----------------------
                                             Name: Michael Branca
                                                  ---------------------
                                             Title: CFO
                                                   --------------------

                                             GUARANTORS:

                                             REPTRON ELECTRONICS OF PA, INC.

                                             By: /s/ Leigh A. Adams
                                                -------------------------
                                             Name:
                                                  -----------------------
                                             Title:
                                                   ----------------------


                                             LAKE MICHIGAN INVESTMENT INC.

                                             By: /s/ Leigh A. Adams
                                                -------------------------
                                             Name:
                                                  -----------------------
                                             Title:
                                                   ----------------------


                                             LAKE HURON INVESTMENT CORP.

                                             By: /s/ Leigh A. Adams
                                                -------------------------
                                             Name:
                                                  -----------------------
                                             Title:
                                                   ----------------------

                                             NATIONSBANK, NATIONAL
ASSOCIATION,
                                             as Agent and a Lender

                                             By: /s/ Timothy M. O'Connor
                                                --------------------------
                                             Name: Timothy M. O'Connor
                                             Title: Vice President


                                             PNC BANK, NATIONAL ASSOCIATION

                                             By: /s/ Rose M. Crump
                                                --------------------------
                                             Name: Rose M. Crump
                                                   -----------------------
                                             Title: Vice President
                                                    ----------------------

                                             THE SUMITOMO BANK, LIMITED

                                             By:
                                                --------------------------
                                             Name:
                                                  ------------------------
                                             Title:
                                                   -----------------------