Form 10-K
period 1998-12-31
REPTRON ELECTRONICS INC
filed 1999-04-01
CIK 918765

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                            Washington D.C. 20549

                                  FORM 10-K

      (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1998

                                     or

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the transition period from                  to
                                     -----------------   ------------------

Commission File Number 0-23426
                       -------

                          REPTRON ELECTRONICS, INC.
             ---------------------------------------------------
           (Exact name of registrant as specified in its charter)

                Florida                             38-2081116
------------------------------------------    -----------------------
   (State or other jurisdiction              (I.R.S. Employer
    of incorporation or organization)         Identification Number)

            14401 McCormick Drive, Tampa, Florida            33626
            -------------------------------------            -------
          (Address of principal executive offices)          (Zip Code)



Registrant's telephone number, including area code: (813) 854-2351
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class          Name of Each Exchange on Which Registered
-------------------          -----------------------------------------
Common Stock, $.01 par value                         None
6 3/4 Convertible Subordinated Notes, due 2004       None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   ( )

The aggregate market value of shares of the registrant's common stock held by non-affiliates of the registrant as of March 16 1999, was
                                              -------------
approximately $14,415,346.
               ----------

The number of shares of the registrant's common stock issued and outstanding as of March 16, 1999 was 6,147,119.
                  -------------     ---------
Documents Incorporated by Reference:

Parts of the Company's definitive proxy statement for the Annual Meeting of the Company's Shareholders to be held on May 1, 1998 are incorporated by reference into Part III of this Form.

                           REPTRON ELECTRONICS, INC.
                                   FORM 10-K
                      Fiscal Year ended December 31, 1998


  Item
Number in
Form 10-K                     PART I                           Page
---------                                                      ----
    1.    Business.............................................  1
    2.    Properties........................................... 11
    3.    Legal Proceedings.................................... 11
    4.    Submission of Matters to a Vote of Security Holders.  11
                                    PART II
    5.    Market for the Registrant's Common Stock and
          Related Stockholder Matters.........................  12
    6.    Selected Financial Data.............................  13
    7.    Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................  14
    7a.   Quantitative and Qualitative Disclosures about
          Market Risk.........................................  19
    8.    Financial Statements and Supplementary Data.........  19
    9.    Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure..............  20
                                   PART III
   10.    Directors and Executive Officers of the Registrant..  20
   11.    Executive Compensation..............................  20
   12.    Security Ownership of Certain Beneficial Owners
          and Management......................................  20
   13.    Certain Relationships and Related Transactions......  20
                                    PART IV
   14.    Exhibits, Financial Statements, Schedule,
          and Reports on Form 8-K.............................  21


                                 PART I

    This document contains certain forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Factors that could cause actual results to differ materially include the following: business conditions and growth in Reptron's industry and in the general economy; competitive factors; risks due to shifts in market demand; the ability of Reptron to complete acquisitions; and the risk factors listed from time to time in Reptron's reports filed with the Securities and Exchange Commission as well as assumptions regarding the foregoing. The words "believe", "plans", "estimate", "expect", "intend", "anticipate", and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. Reptron undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.


Item 1.   Business

General

    Reptron Electronics, Inc. ("Reptron") is one of the leading electronics companies providing both value-added distribution of electronic components and targeted contract manufacturing services through its two divisions, Reptron Distribution and K-Byte Manufacturing. The two divisions, although operated independently, are complementary, enabling Reptron to provide customers with a wide range of products and value-added services, as well as a single source for their product, material, assembly and test requirements. Reptron believes that its approach to manufacturing and distribution distinguishes it in the electronics industry, provides a high level of value to its customer base and enables it to obtain sole source relationships with an increasing number of its customers. As a result of the successful implementation of Reptron's business strategy, it has increased net sales from approximately $164.0 million in 1994 to $302.8 million in 1998.

    Reptron was incorporated under the laws of Michigan in 1973 and reincorporated under the laws of Florida in 1993. Reptron's principal executive offices are located at 14401 McCormick Drive, Tampa, Florida 33626, and its telephone number is (813) 854-2351.

The Electronics Distribution and Contract Manufacturing Industry

    Distribution. Most manufacturers of electronics components rely on independent distributors, such as Reptron, to extend their marketing operations. As a stocking, marketing and financial intermediary, a distributor relieves the manufacturer of part of the costs associated with the stocking and selling of its products, including otherwise potentially sizeable investments in inventories, accounts receivable and personnel. At the same time, the distributor offers to a broad range of customers the convenience of diverse inventory, flexible deliveries and a wide range of value-added services to help manage material procurement requirements. The growth of the electronics component distribution industry has been fueled by the growing number of electronic component manufacturers that view their distributors as essential extensions of their marketing organizations and by customers who recognize the value that distributors add to the total material procurement process.

    Two important trends have developed recently in the U.S. electronic components distribution industry. First, manufacturers of electronic components are reducing the number of distributors who are authorized to sell their products, while maintaining or growing their respective market share. Consequently, the reduced number of authorized distributors must be able to service the market historically addressed by the previous and larger pool of distributors. This trend is the result of the need for electronic component manufacturers to reduce their operating costs. Engaging a smaller number of distributors allows the manufacturer to reduce support staff.

    A second trend in the industry is the increasing percentage of distribution sales associated with value-added services. This trend is the result of the need for original equipment manufacturers ("OEMs") to reduce their operating costs. By interacting with distributors through the use of in-plant stores, automated inventory replenishment systems utilizing electronic data interchange ("EDI") and outsourcing of product assembly, among other actions, OEMs may reduce their total materials acquisition cost. The distributor assumes a larger role in the management of the supply chain in these types of engagements.

    Contract Manufacturing. The contract manufacturing industry has experienced rapid growth over the past several years as an increasing number of OEMs have chosen to outsource to contract manufacturing specialists such as K-Byte Manufacturing for the assembly of printed circuit board assemblies. As a result of outsourcing manufacturing services, Industry sources estimate that the contract manufacturing industry has grown at an average annual rate of 25% from 1988 to 1997. Factors driving OEMs to favor outsourcing to contract manufacturing specialists include:

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

  - Minimized Capital Investment. As electronic products have become more technologically advanced, the manufacturing process has become increasingly automated and highly intricate, and manufacturers have had to invest in new capital equipment at an accelerated rate. By outsourcing to contract manufacturing specialists, OEMs are able to lower their investment in inventory, facilities and equipment, thereby enabling them to allocate capital to other activities such as sales and marketing and research and development.

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

  - Improved Inventory Management and Purchasing Power. Electronics industry OEMs are faced with increasing difficulties in planning, procuring and managing their inventories efficiently due to frequent design changes, short product life-cycles, large investments in electronic components, component price fluctuations and the need to achieve economies of scale in materials procure-ment. Contract manufacturing specialists are able to manage both procurement and inventory, and have demonstrated proficiency in purchasing components at improved pricing.

    The increasing cost of automated equipment used in the industry, the working capital requirements relating to inventory and the additional services that contract manufacturers are providing make it more difficult for smaller contract manufacturers and start-up companies to compete with the services provided by larger, well-capitalized companies. Additionally, the purchasing power generated by the volumes of material purchased by larger contract manufacturers makes it difficult for smaller manufacturers to be price competitive. Reptron believes that these factors are driving consolidation in the industry and may provide opportunities for growth through acquisitions.


Strategy

    Reptron's principal business objective is to expand its presence as a leading electronics distributor and contract manufacturer. In order to implement its objective, Reptron has formulated a strategy based upon the following key elements:

  - Continue to Leverage Complementary Businesses. Reptron operates as an electronics company that provides value-added distribution of electronic components and targeted contract manufacturing services. Reptron Distribution emphasizes its value-added services as a method to lower the customer's total material acquisition costs. K-Byte Manufacturing provides turnkey manufacturing, including materials management, board assembly and post production testing. The two divisions, although operated independently, are complimentary, enabling Reptron to provide customers with a wide range of products and value-added services, as well as a single source for their product, material, assembly and test requirements.

  - Increase Sales from Value-Added Services. Reptron seeks to enhance sales by providing value-added services. Reptron Distribution has developed a comprehensive value-added service offering which includes inventory control programs (e.g., bonded, consigned, just-in-time), in-plant stores, automated inventory replenishment systems utilizing EDI technology, component programming, custom display integration and contract manufacturing (through K-Byte Manufacturing). These value-added programs allow the OEMs to reduce their total acquisition costs for materials. An increasing percentage of industry sales are being generated from value-added engagements and management believes Reptron is well positioned to capitalize on this trend. In 1998, approximately 31% of Reptron Distribution sales were generated through value-added services.

  - Target Manufacturing Customers in Specific Market Segments. K-Byte Manufacturing follows a well-defined strategy in its contract manufacturing business. K-Byte Manufacturing focuses on complex assemblies in low-to-medium volumes for commercial and industrial customers. Additionally, K-Byte Manufacturing seeks customers that will utilize its ability to assemble customers' products by integrating printed circuit board assemblies into other elements of the customers' products (sometimes referred to as total "box build"). K-Byte Manufacturing also seeks customer relationships in which K-Byte Manufacturing is the primary source and avoids engagements requiring an overflow supplier. K-Byte Manufacturing targets customers in a variety of industries to establish diversity among customers and industries served.

  - Leverage Investments Made in its Manufacturing Facilities. Reptron has invested in facilities that will allow it to expand its business. Reptron believes its combined manufacturing facilities, including Hibbing Electronics Corporation ("Hibbing") can accommodate the equipment and infrastructure capable of generating approximately $300 million in annual contract manufacturing net sales based on the types of business currently transacted by K-Byte Manufacturing. K-Byte Manufacturing's 1998 combined sales, including Hibbing sales during the period January 1, 1998 through May 29, 1998, totaled approximately $179 million. Consequently, there is substantial capacity to support future sales growth. Management believes that significant opportunities exist for additional business from present and new customers which will utilize the fixed investment already made in these facilities. (See "Certain Considerations - Integration of Hibbing Electronics Acquisition.")

  - Expand Through Business Combinations and Internal Growth. Reptron seeks to expand its operations into geographic areas that it currently does not serve and to increase its presence in existing markets. Reptron Distribution has a presence in over 85% of the total available U.S. market (based upon 1998 industry sales) through its 22 sales offices. However, Reptron believes that significant opportunities exist to expand its business in existing regions and into new regions, either by combining with distributors in these markets or by opening new sales offices.


Recent Developments

    On January 8, 1999, Reptron entered into a $50 million Revolving Credit Agreement ("Credit Agreement") to replace the $15 million revolving credit facility in place through December 31, 1998. Borrowings under the Credit Agreement are collateralized by all of Reptron's inventory, accounts receivable, equipment and general intangibles. The Credit Agreement limits the amount of capital expenditures and prohibits the payment of dividends, thereby restricting the distribution of Reptron's retained earnings. Reptron may, at its option, and upon notice to the lender, draw funds under the Credit Agreement pursuant to either a Domestic Rate Loan (7.75% as of March 16, 1999) or a Eurodollar Rate loan (LIBOR plus applicable index, 7.19% as of March 16, 1999). Upon notice to the lender, Reptron may convert advances from one type of loan to the other.


Certain Considerations

    Dependence upon Key Vendors. Many of the components distributed by Reptron Distribution are currently manufactured by a relatively small number of independent vendors. Four vendors collectively accounted for approximately 32.0% and 32.5% of Reptron Distribution's net sales in 1998 and 1997, respectively (16.6% and 20.0% of Reptron's total 1998 and 1997 net sales, respectively). Reptron does not have long-term distribution contracts with its vendors. These contracts are non-exclusive and typically are cancelable upon 30 days written notice. On July 1,

1998, Reptron received notice from one of its significant vendors that after September 30, 1998, with the exception of certain identifiable accounts, Reptron Distribution was no longer authorized to generally sell that vendor's products as a franchised distributor. Sales generated from this vendor's product lines accounted for 5.3% and 6.9% of Reptron Distribution's sales in 1998 and 1997, respectively (2.7% and 4.2% of Reptron's total 1998 and 1997 net sales, respectively). Additionally, management believes that vendors are consolidating their distribution relationships. Reptron's future success will depend, in large part, on maintaining its vendor relationships. The loss of, or significant disruptions in the relationship with, one or more of Reptron's principal vendors could have a material adverse effect on Reptron's future operating results. See "Reptron Distribution - Vendors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Customer Concentration and Other Factors Affecting Operating Results. Reptron's divisions have certain customers that account for a significant part of their net sales. K-Byte Manufacturing currently transacts business with approximately 89 customers with the largest three customers accounting for approximately 10.0%, 9.8% and 7.1% of its net sales in 1998, respectively, and 16.0%, 13.1% and 7.8% of its net sales in 1997, respectively, (4.8%, 4.7% and 3.4% of Reptron's total net sales in 1998, respectively, and 6.9%, 5.7% and 3.4% of Reptron's total net sales in 1997, respectively). Reptron Distribution's largest two customers collectively represented 10.5% of its net sales in 1998 and 8.3% of its net sales in 1997 (5.4% and 4.8% of Reptron's total net sales in 1998 and 1997, respectively). The loss of one or more of these major customers, or a reduction in their level of purchasing, could have a material adverse effect on Reptron's business, results of operations and financial condition. K-Byte Manufacturing's operating results are affected by a number of factors, including fixed plant utilization, price competition, K-Byte's ability to keep pace with technological developments, the degree of automation that can be used in an assembly process, efficiencies that can be achieved by K-Byte in managing inventories and fixed assets, the timing of orders from major customers, the timing of capital expenditures in anticipation of increased sales, customer product delivery requirements and increased costs and shortages of components and labor. In addition, because of the limited number of K-Byte Manufacturing's customers and the corresponding concentration of its accounts receivable, the insolvency or other inability or unwillingness of its customers to pay for manufacturing services could have a material adverse effect on Reptron's operating results. See - "Reptron Distribution - Marketing and Customers" and "K-Byte Manufacturing - Marketing and Customers."

    Integration of Hibbing Electronics Acquisition. On May 29, 1998, Reptron completed its acquisition of Hibbing. Hibbing is a contract manufacturer competing in a market niche similar to that of K-Byte Manufacturing. Hibbing leases 110,000 square feet of manufacturing and headquarter facilities in Hibbing, Minnesota. Hibbing has approximately 500 employees and generated approximately $33.1 million in net sales from the date of acquisition through December 31, 1998. The transaction was valued at approximately $53 million consisting of approximately $30 million in cash and the remainder in the form of assumption of liabilities. This represents the largest acquisition ever completed by Reptron. The successful integration of Hibbing into K-Byte's manufacturing operations will depend upon several factors including: (i) maintaining significant customers previously serviced by Hibbing, (ii) maintaining key management of both Hibbing and K-Byte Manufacturing as these operations are integrated, (iii) realizing operating efficiencies, and (iv) taking advantage of available manufacturing capacity. There can be no assurance that the expected benefits of this acquisition will be realized or that this acquisition will not adversely affect the future operating results of Reptron.

    The Volume and Timing of Customer Sales May Vary. The volume and timing of purchase orders placed by K-Byte Manufacturing's customers are affected by a number of factors, including variation in demand for customers' products, customer attempts to manage inventory and changes in the customers' manufacturing strategies. K-Byte Manufacturing typically does not obtain long-term purchase orders or commitments but instead works with its customers to develop nonbinding forecasts of future volume of orders. Based on such nonbinding forecasts, K-Byte Manufacturing makes commitments regarding the level of business that it will seek and accept, the timing of production schedules and the levels and utilization of personnel and other resources. A variety of conditions, both specific to each individual customer and generally affecting each customer's industry, may cause customers to cancel, reduce or delay orders that were either previously made or anticipated. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty, except for payment for services rendered, materials purchased and, in certain circumstances, charges associated with such cancellation, reduction or delay. Significant or numerous cancellations, reductions or delays in orders by customers, or any inability by customers to pay for services provided by Reptron or to pay for components and materials purchased by Reptron on such customers' behalf, could have a material adverse effect on Reptron's operating results.

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

    Competition; Effects on Gross Margin. Reptron faces substantial competition. Many of Reptron's competitors have international operations and significantly greater manufacturing, financial, marketing and research and development resources and broader name recognition. Reptron Distribution faces competition from hundreds of electronic component distributors of various sizes, locations and market focuses (e.g., military, commercial, consumer) and competes principally on the basis of product selection, reputation and customer service. Vendor representation and product diversity create segmentation among distributors. Reptron Distribution has several primary competitors that carry similar lines. K-Byte Manufacturing competes in a highly fragmented market composed of a diverse group of contract manufacturers. K-Byte Manufacturing believes that the key competitive factors in its markets are manufacturing flexibility, price, manufacturing quality, advanced manufacturing technology and reliable delivery. Additionally, K-Byte Manufacturing faces the potential risk that its customers may elect to produce their products internally thereby, eliminating manufacturing opportunities for K-Byte Manufacturing. There can be no assurance that Reptron will be able to continue to compete effectively with existing or potential competitors. In addition, gross margins in the businesses in which Reptron compete have declined in recent years due to competitive pressures, and management believes that this trend will continue. See " - Competition."

    Availability of Components. Reptron Distribution and K-Byte Manufacturing rely on third-party suppliers for electronic components. Component shortages may have a material adverse effect on Reptron's ability to service its customers. At various times, there have been shortages of components in the electronics industry and from time to time the supply of certain electronic components is subject to limited allocations. If shortages of these or other components should occur in the future, Reptron may be forced to delay shipment or to purchase components at higher prices (which it may not be able to pass on to its customers), which may have a material adverse effect on customer demand for Reptron's services, on gross margins or both. Any of these events could have a material adverse effect on Reptron's operating results.

    Dependence Upon Key Personnel. The success of Reptron to date has been largely dependent upon the efforts and abilities of Reptron's key managerial and technical employees. The loss of the services of certain of these key employees or an inability to attract or retain qualified employees could have a material adverse effect on Reptron.

    Management of Growth. Reptron has grown rapidly in recent years, with combined net sales increasing from approximately $164.0 million in 1994 to approximately $302.8 million in 1998. The ability to continue this growth rate will depend upon several factors, including Reptron's ability to recruit, train and retain a skilled workforce to support its expanding operations. There can be no assurance that Reptron will be able to sustain the historic rates of net sales growth experienced by Reptron, develop the required workforce or manage any future growth successfully. See "Reptron Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Volatility of Component Pricing. Reptron Distribution sells a significant amount of commodity-type components that have historically experienced volatile pricing. These components include dynamic random access memory ("DRAM") and static random access memory ("SRAM") products. If market pricing for these components decreases significantly, Reptron may experience periods when its investment in component inventory exceeds the market price of such components. Such market conditions could have a negative impact on sales and gross profit margins unless and until Reptron's vendors reduce the cost of such components (through price protection rights, if any, outlined in the vendor agreements). Most of the components sold through the memory module division are not supplied under distribution agreements and consequently, this inventory is not subject to those contractual protections afforded under standard distribution agreements. See - "Reptron Distribution - Vendors."

    The Year 2000. The Year 2000 issue results from the potential inability for computer hardware and software systems and computer controlled devices, including equipment used in Reptron's manufacturing and distribution operations, to differentiate between centuries, resulting in partial or complete systems failure unless necessary modifications are implemented. Reptron utilizes computer hardware and software systems across its entire operation, which may be subject to system failure as a result of Year 2000 non-compliance. In the normal course of business, Reptron relies on products and services from critical vendors, large customers and other third parties whose computer systems are also subject to this issue. In the event that critical Year 2000 issues are encountered by Reptron it cannot be determined, with certainty, whether it will have material adverse impact on Reptron's financial position See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Statement."

Reptron Distribution

    Reptron was founded in 1973 in Detroit as a distributor of electronic components. From 1973 through 1989, Reptron expanded its operations by opening nine sales offices in the midwestern and southeastern U.S. Additionally, sales offices were added through a series of acquisitions:

  - In 1993, Reptron acquired a distributor with offices in Philadelphia, Pennsylvania and Baltimore, Maryland.

  - In 1995, Reptron acquired a distributor with offices in Boston, Massachusetts and Hartford, Connecticut and acquired a distribution business with offices in Boston, Massachusetts; Irvine, Los Angeles, San Diego and San Jose, California; Portland, Oregon; and Seattle, Washington.

    Reptron Distribution now operates from 22 sales offices that allow Reptron to market to over 85% of the total available electronic components market in the U.S.

    Products. Reptron Distribution represents over 60 vendor lines and distributes more than 45,000 separate items. The products that Reptron distributes can be broadly divided into three main groups: semiconductors, passive products and electromechanical components.

    Semiconductors accounted for approximately 67% of Reptron Distribution's net sales in 1998. Reptron Distribution's product offering includes application specific integrated circuits ("ASICs"), flat panel displays, a variety of memory devices (e.g., dynamic, static, programmable) and microprocessors and controllers produced by over 25 vendors. Reptron represents a number of leading semiconductor manufacturers, including Hitachi, Sharp, OKI, Samsung, Epson and Rise Semiconductor. Passive products and electromechanical components accounted for the remaining 33% of net sales of Reptron Distribution in 1998. Among these components are capacitors, resistors, relays, power supplies and connectors manufactured by over 35 vendors, such as Astec, Dale/Vishay, Potter & Brumfield and Sprague/Vishay. Reptron Distribution's largest four vendor lines represented 32.0% of Reptron Distribution's net sales in 1998 (16.6% of Reptron's total net sales in 1998). See "Risk Factors-Dependence Upon Key Vendors."

    In December 1995, Reptron Distribution created a Memory Module division, which is devoted solely to selling memory modules. This memory modules division employs a separate sales and support staff that focuses on a different market niche and customer base than was previously serviced by Reptron Distribution. This division sells primarily to computer integrators, retail stores and value-added resellers. Sales in this niche are generally characterized by higher volumes, lower gross profit margins and lower selling, general and administrative expenses than other electronic component sales generated by Reptron Distribution. Sales from the memory module division accounted for 12.7% and 9.5% of Reptron Distribution's net sales in 1998 and 1997, respectively (6.6% and 5.9% of Reptron's total net sales in 1998 and 1997, respectively).

    Services. Reptron Distribution sells to approximately 6,000 customers representing diverse industries including: robotics, telecommunications, computers and computer peripherals, consumer electronics, healthcare, industrial controls and contract manufacturing. Services provided to these customers include component sales, inventory replenishment programs, in-plant stores, component programming and EDI. During 1998 and 1997, approximately 31% and 37%, respectively, of Reptron Distribution's net sales were generated through these value-added services. Reptron believes that an increasing percentage of Reptron Distribution's net sales will be generated through its value-added services as customers continue to search for ways to reduce costs. Reptron has invested significantly in information technology and support staff to help increase net sales from value-added services. For its vendors, Reptron Distribution has developed product promotion and customer identification programs that help vendors build recognition of individual products and target and market to specific types of customers.

    Vendors. In selecting vendors to represent, Reptron Distribution considers numerous factors, including product demand, availability and compatibility with existing product lines. Reptron Distribution has non-exclusive, geographically limited agreements with its vendors for the sale of their products, which is customary in the industry. Reptron Distribution's agreements with vendors do not restrict Reptron from selling similar products manufactured by its vendors competitors, and typically allow termination by either party upon 30 to 90 days' notice.

    Reptron Distribution's franchised vendors generally protect Reptron against potential write-downs of inventories based upon vendors' price reductions or technological change. Under the terms of most of Reptron Distribution's franchised distributor agreements, if Reptron complies with certain conditions, the vendor is required, pursuant to price protection privileges, to credit Reptron for decreases in inventory value resulting from reductions in the vendor's list prices of the items. In addition, under the stock rotation terms of Reptron Distribution's franchised distributor agreements, Reptron has the right to return to the vendor for credit against current obligations or future orders a specified portion of those inventory items purchased within a designated period. A vendor that elects to terminate a distributor agreement is generally required to purchase from Reptron the total amount of its products carried in inventory. Reptron believes that its distributor agreements are on terms and conditions consistent with industry standards. Most of the components sold through the memory module division are not supplied under distribution agreements with Reptron's vendors, and consequently, this inventory is not subject to the price protection and stock rotation privileges.

    Marketing and Customers. Reptron Distribution has developed a focused sales strategy. Large key accounts are identified in each market and field sales personnel are assigned to serve these accounts directly. All other customers in each market are served by a corporate sales team which operates from Reptron's corporate headquarters. The corporate sales team also services customers in regions of the country where Reptron does not have a sales office.

    Reptron Distribution has approximately 6,000 customers located throughout the United States. Reptron Distribution's customers are in diverse industries, including robotics, telecommunications, computers and computer peripherals, consumer electronics, healthcare, industrial controls and contract manufacturing.

    Property and Offices. Reptron owns a 77,500 square-foot facility in Tampa, Florida, which houses centralized division support personnel, management staff and executive offices for Reptron Distribution. Reptron Distribution's main warehouse is located in a portion of a 150,000-square foot facility located adjacent to Reptron's Tampa headquarters. Substantially all Reptron Distribution shipments originate from this warehouse. Reptron leases twenty-two office suites serving as sales offices for Reptron Distribution. These offices average approximately 2,000 square feet in size and contain a small space for warehousing of inventory and sales materials. Lease terms on these facilities range from three to five years and expire at various dates through July 2003. One of these facilities, located in the Detroit area, is owned by the chief executive officer of Reptron. The table below shows the location of each office and the date it was established. The Los Angeles, California sales office has operated as a satellite office of the Irvine, California location since it was acquired in 1995. During 1998, management elected to fully staff the Los Angeles sales office in conjunction with an emphasis on building market share in California.

                  Office                  Date Established

           Detroit, Michigan                  1973
           Chicago, Illinois                  1979
           Tampa, Florida                     1982
           Atlanta, Georgia                   1985
           Ft. Lauderdale, Florida            1985
           Minneapolis, Minnesota             1986
           Cleveland, Ohio                    1988
           Huntsville, Alabama                1988
           Raleigh, North Carolina            1989
           Philadelphia, Pennsylvania         1993
           Baltimore, Maryland                1993
           San Jose, California               1994
           Boston, Massachusetts              1995
           Hartford, Connecticut              1995
           Hauppauge (Long Island), New York  1995
           Irvine, California                 1995
           Los Angeles, California            1995
           Portland, Oregon                   1995
           San Diego, California              1995
           Seattle, Washington                1995
           Salem, New Hampshire               1996
           Dallas, Texas                      1997

K-Byte Manufacturing

    Reptron entered into the contract manufacturing business through its acquisition of K-Byte Manufacturing in 1986. K-Byte Manufacturing's net sales have grown from approximately $2 million in 1986 to $146 million in 1998, inclusive of $33.1 million in net sales of Hibbing, subsequent to its acquisition on May 29, 1998.

    Manufacturing Operations. K-Byte Manufacturing provides turnkey manufacturing services, including the purchase of customer-specified components from its extensive network of component suppliers (including Reptron Distribution), assembly of components onto printed circuit boards and performance of post production testing. In addition, total box build assembly generated approximately 35% of K-Byte Manufacturing's 1998 net sales. K-Byte Manufacturing attempts to perform as much of a given manufacturing process as is feasible and generally does not perform labor-only, consignment assembly functions unless management believes that such engagements may provide a direct route to turnkey contracts.

    K-Byte Manufacturing provides design-for-manufacturability engineering services as well as surface mount technology ("SMT") conversion and printed circuit board layout services for existing products. K-Byte Manufacturing also provides test process design capabilities that include the design and development of test fixtures and procedures and software for both in-circuit tests and functional tests of circuit boards, components and products.

    As part of its manufacturing services, K-Byte Manufacturing offers both SMT and pin through hole ("PTH") interconnection technologies. SMT is a computer-automated process that allows the placement of a higher density of components directly on both sides of a printed circuit board. The SMT process is a more recent advancement over the mature PTH technology which normally permits electronic components to be attached to only one side of a printed circuit board by inserting components into holes drilled through the board. The SMT process allows OEMs to use advanced circuitry, while at the same time permitting the placement of a greater number of components on a printed circuit board without having to increase the size of the board. By allowing increasingly complex circuits to be packaged with the components placed in closer proximity to each other, SMT greatly enhances circuit processing speed and thus board and system performance. The SMT process allows a reduction in the number of printed circuit boards required per system and allows the use of more fully automated production processes.

    K-Byte Manufacturing performs PTH assembly both manually and with computer-automated component insertion and soldering equipment. Although SMT is the leading interconnection technology, K-Byte Manufacturing intends to continue providing PTH assembly services for its customers. PTH is of continuing viability because most printed circuit boards assembled using SMT require some PTH assembly. In addition, certain current and prospective customers have not shifted or do not wish to change their manufacturing process to utilize SMT.

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

    Marketing and Customers. K-Byte Manufacturing follows a well-defined marketing strategy, which includes the following key elements:

  - Target Customers Requiring Low-to-Medium Volume Production of Multiple Products. K-Byte Manufacturing focuses on complex assemblies in low-to-medium volumes for customers primarily in the telecommunications, healthcare, industrial/instrumentation, banking and office products industries. K-Byte Manufacturing does not manufacture high volume printed circuit board assemblies for the personal computer, consumer products or automotive industries. K-Byte Manufacturing targets customers requiring a high number of different circuit board assemblies, thereby seeking to minimize its exposure to any one product made for a specific customer. K-Byte Manufacturing focuses on the low-to-medium volume batch business because of its reduced volatility. K-Byte Manufacturing gains access to a significant number of these kinds of customers through its relationship with Reptron Distribution and the efforts of its direct sales force. Additionally and as a consequence of the acquisition of Hibbing, K-Byte Manufacturing is expanding its market and customer development through independent sales representatives.

  - Target Customer Relationships where K-Byte Manufacturing is the Primary Source. K-Byte Manufacturing seeks engagements with customers that have decided to strategically outsource substantially all circuit board assembly. Consequently, K-Byte Manufacturing markets its services as a "partnership" with the customer and encourages the customer to view K-Byte Manufacturing as an extension of its own manufacturing capabilities. K-Byte Manufacturing attempts to avoid relationships where K-Byte Manufacturing is used as an overflow supplier to manage volume requirements.

  - Maintain a Diverse Customer and Industry Base. K-Byte Manufacturing targets customers primarily in the telecommunications, healthcare, industrial/instrumentation, banking and office products industries and seeks to maintain a diversity of customers among these industries and within each industry. In addition, K-Byte Manufacturing believes that the industries that it targets make products that generally have longer life cycles, more stable demand and less price pressure compared to consumer oriented products. Nevertheless, K-Byte Manufacturing's customers from time to time, experience downturns in their respective businesses resulting in fluctuations in demand for K-Byte Manufacturing's services. See "Certain Considerations - The Volume and Timing of Customer Sales may Vary."

    The marketing cycle for customers meeting these criteria typically spans six-to-twelve months. Additionally, the start-up phase for an engagement may run an additional six months. Typically, during this phase, significant investments are made by K-Byte Manufacturing and the customer to successfully launch a high number of different, complex circuit board assemblies. K-Byte Manufacturing works closely with its customers in all phases of design, start-up and production, and through this cooperative effort develops a close working relationship with the customer. These relationships, and the investments made both in time and financial resources by the customer and K-Byte Manufacturing, promote long-term customer loyalty. K-Byte Manufacturing intends to deploy a broad marketing approach which includes the Reptron Distribution sales force, manufacturers' sales representatives and a direct sales force.

    K-Byte Manufacturing seeks to maintain diversity within its customer base and industries served. During 1998, K-Byte Manufacturing had approximately 89 principal customers (inclusive of 48 customers of Hibbing), with the largest three customers representing 10.0%, 9.8% and 7.1% of K-Byte Manufacturing's 1998 net sales (4.8%, 4.7% and 3.4% of total Reptron net sales). During 1997, K-Byte Manufacturing had 39 principal customers, with the largest three customers representing 15.2%, 9.9% and 7.7% of K-Byte Manufacturing's 1997 net sales (5.8%, 3.8% and 2.9% of total Reptron net sales). The following table sets forth the number of principal customers and percentage of K-Byte Manufacturing sales derived from various industries for 1997 and 1998.


                                   1997                     1998
Industry                   Customers  % of Sales   Customers  % of Sales
-------------------------  ---------  ----------   ---------  ----------
Telecommunications             6         20.5%         15        27.1%
Healthcare                     7         22.0%         17        27.0%
Industrial/Instrumentation    17         29.2%         39        24.5%
Banking                        2         19.0%          2        12.1%
Office Products                2          6.1%          9         5.6%
Other                          5          3.2%          7         3.7%


    Training. K-Byte Manufacturing believes that its highly trained and productive work force is an essential element in its ability to compete effectively, and is committed to investing in training its employees. K-Byte Manufacturing has developed a formal training program taught by Company employees at an in-house "K-Byte Academy," which includes classes in technical training and employee personal skills in areas such as communication, team building and leadership. Additionally, K-Byte Manufacturing cross-trains its employees to perform multiple job functions.
 Likewise, all Hibbing manufacturing employees receive regular training by way of a curriculum developed and administered through in-house human resources personnel.

    Manufacturing Facilities. K-Byte Manufacturing operates three plants. The Gaylord, Michigan 72,000 square foot manufacturing facility is owned by Reptron and was constructed in 1988. The Tampa, Florida 150,000 square foot manufacturing and warehouse facility is owned by Reptron and was completed in the first quarter of 1997. Hibbing leases a five building manufacturing campus in Hibbing, Minnesota, which totals 110,000 square feet. These buildings are owned in part by four individuals on the Hibbing's senior management team. These manufacturing facilities are equipped with advanced SMT assembly equipment and PTH insertion equipment.
 K-Byte Manufacturing has a variety

of automated and manual test equipment capable of performing in-circuit and functional testing, as well as a skilled staff of technicians who perform customer-specific or product-specific testing requirements.

    The Tampa, Florida manufacturing plant accounted for approximately 42% of K-Byte Manufacturing's 1998 net sales, with the Gaylord, Michigan plant totaling approximately 36% of 1998 net sales and the Hibbing manufacturing plant accounting for the remaining 22% of 1998 net sales.


Competition

    Both Reptron Distribution and K-Byte Manufacturing face substantial competition. Many of Reptron's competitors in each division have international operations and significantly greater manufacturing, financial, marketing and research and development resources and broader name recognition than Reptron. Reptron Distribution faces competition from hundreds of electronic component distributors of various sizes, locations and market focuses (e.g. military, commercial, consumer) and competes principally on the basis of product selection and value-added customer service. Vendor representation and product diversity create segmentation among distributors. Reptron Distribution has several primary competitors that carry similar significant Asian semiconductor vendors. Reptron Distribution attempts to differentiate itself from these competitors through its wide offering of value-added services, including contract manufacturing (through K-Byte Manufacturing).

    K-Byte Manufacturing competes in a highly fragmented market composed of a diverse group of contract manufacturers. K-Byte Manufacturing believes that the key competitive factors in its markets are manufacturing flexibility, price, manufacturing quality, advanced manufacturing technology and reliable delivery. Many contract manufacturers operate high-volume facilities and focus on target markets, such as the computer industry, that K-Byte Manufacturing does not seek to serve. K-Byte Manufacturing considers its key competitive advantages to include its expertise in low-to-medium volume, flexible batch processing, its provision of value-added services and its material management techniques. Reptron believes that K-Byte Manufacturing's expertise in flexible, batch processing differentiates it from its high-volume competitors because of the relative complexity of economically fulfilling a large number of batch contracts. Reptron believes that by focusing on low-to-medium volume production runs, by manufacturing products using Reptron Distribution's product line and by leveraging Reptron Distribution's sales force and customer base, K-Byte Manufacturing competes effectively. See "Certain Considerations-Competition; Effects on Gross Margin."


Management Information Systems

    Reptron has made significant investments in computer hardware, software and MIS personnel. The Reptron Distribution and K-Byte Manufacturing MIS departments employ approximately 30 individuals who are responsible for hardware upgrades, maintenance of current software and related databases and augmenting software packages with custom programming. Reptron currently maintains an internet web page that provides a wide variety of information, as well as, links to vendors and customers. Expanded use of web based technologies include enhanced e-mail and interactive use of the Reptron intranet for data warehouse applications such as quality documentation, human resources documentation, MIS systems documentation and interactive corporate forms. Reptron operates MIS departments within Reptron Distribution and K-Byte Manufacturing with UNIX-based software packages written in a fourth generation language.

    The UNIX-based software packages used by Reptron Distribution and K-Byte Manufacturing may be operated on a variety of hardware platforms. Therefore, both divisions are not restricted to the use of computer hardware from any one supplier and do not have the constraints associated with proprietary hardware or software.

    Reptron Distribution operates an integrated distribution software package that has been greatly enhanced with custom programming. This system allows management to direct the entire Reptron Distribution operation by connecting all twenty-two sales offices to the corporate headquarters. In 1996, Reptron Distribution significantly upgraded the software which operates its main warehouse in Tampa, Florida. This upgrade combines bar code technology with sophisticated conveyor systems and random storage of electronic components. The entire warehouse system is controlled and organized by software written and implemented by Reptron Distribution's MIS staff.

    K-Byte Manufacturing operates an integrated MRP II package which has also been greatly enhanced by its MIS staff through custom programming. This system is used to operate and integrate K-Byte's manufacturing plants with central administrative functions and is currently being implemented into the MIS system of Hibbing Electronics.


Employees

    As of March 15, 1999, Reptron employed 1,869 persons, of whom 351 were dedicated to Reptron Distribution, 1,506 were dedicated to K-Byte Manufacturing and 12 were corporate employees. Hourly employees at the manufacturing plant in Hibbing, Minnesota are covered under a collective bargaining agreement with the International Brotherhood of Electrical Workers. The current term of the collective bargaining agreement expires in September 2000.


Item 2.   Properties

    Reptron occupies a number of facilities located throughout the United States. Currently, it operates three manufacturing facilities, 22 sales offices, one main warehouse and a corporate headquarters facility.

    Owned facilities. Reptron owns a 77,500 square foot facility in Tampa, Florida which houses corporate personnel, management staff and executive offices for Reptron Distribution. The Tampa sales office and corporate sales operations for Reptron Distribution are also located in this facility. Reptron also owns a 150,000 square foot facility located on property adjacent to the corporate headquarters facility. The Tampa K-Byte Manufacturing plant and administrative offices and the main warehouse for Reptron Distribution occupy this facility. This building was completed in the first quarter of 1997 at a cost of approximately $8.0 million, exclusive of land costs. As of December 31, 1998, the two Tampa, Florida buildings were subject to a mortgage totaling approximately $8.0 million. Reptron also owns a 72,000 square foot K-Byte Manufacturing facility in Gaylord, Michigan, which is subject to a mortgage of approximately $259,000.

    Leased facilities. Reptron leases twenty-two office suites serving as sales offices for Reptron Distribution. These offices average approximately 2,000 square feet in size and contain a small space for warehousing inventory and sales materials. Lease terms on these offices range from three to five years and expire at various dates through November, 2003. One of these locations, in the Detroit area, is owned by the Chief Executive Officer of Reptron.

    Reptron also leases a total of 110,000 square feet of manufacturing and administrative offices for the Hibbing manufacturing operation. Lease terms on the buildings expire December, 2002. These properties are owned, in part, by four individuals on the senior management team of the Hibbing manufacturing operation.


Item 3.   Legal Proceedings

    Reptron is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. Reptron believes that none of these claims, which were outstanding as of December 31, 1998, should have a material adverse impact on its financial condition or results of operations.


Item 4.   Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of Reptron's security holders during the fourth quarter of the fiscal year ending December 31, 1998.

                                  PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters

    Reptron's common stock is traded on The NASDAQ National Market System under the symbol "REPT". The following table sets forth, for the periods indicated, the high and low bid prices of the common stock as reported by the NASDAQ National Market System.

     Fiscal 1997                               High           Low
     ----------                                ----           ---
     First Quarter                           $23 3/4        $18
     Second Quarter                          $24 1/2        $17 5/8
     Third Quarter                           $26 1/4        $17
     Fourth Quarter                          $16 3/4        $10

     Fiscal 1998                               High           Low
     -----------                               ----           ---
     First Quarter                           $12 7/8        $10 3/8
     Second Quarter                          $14 1/4        $ 9 1/2
     Third Quarter                           $11 11/16      $ 4 1/2
     Fourth Quarter                          $ 6 7/16       $ 3 7/8

     Fiscal 1999                               High            Low
     -----------                               ----            ---
     First Quarter (through March 26, 1999)  $ 4 1/8        $ 3 1/4

    On March 26, 1999 the last sale price of the common stock, as reported by The NASDAQ National Market System was $3 1/2 per share.

    As of March 26, 1999, there were approximately 107 holders of record of Reptron's common stock and approximately 2,000 beneficial shareholders.

     Reptron has never declared or paid dividends on its common stock. Reptron does not intend, for the foreseeable future, to declare or pay any cash dividends and intends to retain earnings, if any, for the future operation and expansion of Reptron's business. Reptron's current line of credit prohibits the payment of dividends.

Item 6.    Selected Financial Data

   The following table summarizes selected financial data of the Company and should be read in conjunction with Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                    Year Ended December 31,
                                       ----------------------------------------------
                                        1994        1995        1996        1997        1998
                                     ---------   ---------   ---------   ---------   ---------
                                          (In thousands, except share and per share data)
Operating Statement Data:
Net sales, Reptron Distribution     $   96,003  $  140,146  $  168,279  $  187,267  $  156,507
Net sales, K-Byte Manufacturing         68,002      83,198     100,658     116,644     146,282
                                     ---------   ---------   ---------   ---------   ---------

   Total net sales                  $  164,005  $  223,344  $  268,937  $  303,911  $  302,789
                                     =========   =========   =========   =========   =========
Gross profit, Reptron Distribution  $   18,780  $   26,057  $   34,214  $   35,375  $   25,081
Gross profit, K-Byte Manufacturing      11,431      13,531      17,382      18,780      12,847
                                     ---------   ---------   ---------   ---------   ---------
   Total gross profit                   30,211      39,588      51,596      54,155      37,928
Selling, general and administrative
   expenses                             19,051      26,011      34,770      38,154      51,206
                                     ---------   ---------   ---------   ---------   ---------
Operating income (loss)                 11,160      13,577      16,826      16,001     (13,278)
Interest expense, net                    1,474       2,767       4,025       6,184       8,339
                                     ---------   ---------   ---------   ---------   ---------
Earnings (loss) before income taxes      9,686      10,810      12,801       9,817     (21,617)
Income tax provision (benefit)           3,823       4,324       5,148       3,677      (8,470)
                                     ---------   ---------   ---------   ---------   ---------
Net earnings (loss)                 $    5,863  $    6,486  $    7,653  $    6,140  $  (13,147)
                                     =========   =========   =========   =========   =========
Net earnings (loss) per share
   - basic                          $     1.05  $     1.07  $     1.26  $     1.01  $    (2.15)
                                     =========   =========   =========   =========   =========
Weighted average number of shares
 used in computing above amounts     5,581,105   6,046,159   6,058,889   6,077,084   6,118,023
                                     =========   =========   =========   =========   =========
Net earnings (loss) per share
   - diluted                        $     1.03  $     1.05  $     1.24  $      .98  $    (2.15)
                                     =========   =========   =========   =========   =========
Weighted average number of shares
 used in computing above amounts     5,694,092   6,163,094   6,179,458   6,247,040   6,118,023
                                     =========   =========   =========   =========   =========

                                                            December 31,
                                     ---------------------------------------------------------
                                        1994        1995        1996        1997        1998
                                     ---------   ---------   ---------   ---------   ---------
                                                            (In thousands)
Balance Sheet Data:
Working capital                    $    40,490  $   75,629  $   77,231  $  137,572  $  101,829
Total assets                            70,073     133,738     138,632     222,514     210,083
Long-term obligations, including
  note payable and current portion      20,798      65,110      67,345     133,693     133,163
Shareholders' equity                    34,415      40,948      48,690      54,975      42,126



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This document contains certain forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Factors that could cause actual results to differ materially include the following: business conditions and growth in Reptron's industry and in the general economy; competitive factors; risks due to shifts in market demand; the ability of Reptron to complete acquisitions; and the risk factors listed from time to time in Reptron's reports filed with the Securities and Exchange Commission as well as assumptions regarding the foregoing. The words "believe", "plans", "estimate", "expect", "intend", "anticipate", and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. Reptron undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.

    This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

General

    Reptron has grown rapidly through the implementation of its strategy of integrating value-added distribution services with contract manufacturing. Since the acquisition of K-Byte Manufacturing in 1986, and other subsequent acquisitions, Reptron's net sales have increased from approximately $25 million to approximately $303 million in 1998. Reptron has also focused on improving its operating margin through such measures as: (i) shifting Reptron Distribution's business mix from standard component sales to higher margin value-added services, which now represent 31% of its net sales; (ii) continuing to increase the number of customers using both of Reptron's distribution and contract manufacturing services, thereby lowering overall selling expenses; (iii) investing in facilities technology in order to improve efficiencies; and (iv) creating a corporate sales operation to more efficiently access smaller volume customers.

    K-Byte Manufacturing offers contract manufacturing services to its customers on a turnkey basis pursuant to customer designs. Under turnkey arrangements, and pursuant to the customers' design, schematics and bill of materials K-Byte Manufacturing purchases the electronic components and other materials used in assembly and delivers a completed product. For strategic reasons, K-Byte Manufacturing does not pursue consignment business in which the customer supplies the product material and pays only for labor and manufacturing costs. Reptron believes that by retaining total responsibility for material procurement it can achieve greater control of the manufacturing process and leverage the strengths of Reptron Distribution. The marketing cycle for K-Byte Manufacturing engagements tends to span six to twelve months and the start-up phase typically spans another six months. During start-up, significant investments are made by K-Byte Manufacturing and its customers to prepare for the successful launch of the contract manufacturing engagement. K-Byte Manufacturing's contracts with customers address the customers' obligations relative to cancellation, inventory risks, component price increases, engineering change notices, inventory (stores, work-in-process and vendor stock) and payment terms.

    In 1995, Reptron acquired the electronic components distribution businesses of two distributors (collectively, the "1995 Acquisitions"). The 1995 Acquisitions, which were accounted for using the purchase method, involved a total consideration of $19.5 million, consisting of $12.6 million in cash and the balance in assumed liabilities.

    In December 1995, Reptron also created a division devoted solely to selling memory modules. This division sells memory modules primarily to computer integrators, retail stores and value-added resellers, a customer base not historically served by Reptron Distribution. Sales in this market segment are generally characterized by lower gross margins and lower selling, general and administrative expenses than other sales generated by Reptron Distribution. Sales from this division have consistently increased and accounted for $19.9 million or 12.7% and $17.4 million or 9.5% of Reptron Distribution's net sales in 1998 and 1997, respectively (6.6% and 5.9% of Reptron's total net sales in 1998 and 1997, respectively).

    In 1998 pursuant to a stock transaction, Reptron acquired all of the assets and liabilities of Hibbing. The transaction was valued at approximately $53.0 million consisting of the sum of a cash payment of approximately

$30.0 million and the remainder in the form of assumption of liabilities. The purchase was recorded using the purchase method of accounting.

    Also in 1998, Reptron incurred expenses of approximately $2.5 million in connection with a proposed business combination with All American
Semiconductor, which ultimately did not come to fruition.

    Sales for Reptron Distribution and K-Byte Manufacturing are recognized upon shipment, except for sales from in-plant stores. Sales from in-plant stores are recognized when a customer removes a product from Reptron's in-plant inventory. Sales from in-plant stores represented 8.4% and 17.6% of Reptron Distribution's 1998 and 1997 net sales, respectively (4.4% and 11.2% of Reptron's total net sales in 1998 and 1997, respectively). In-plant inventories are tracked using bar-code labeling technology or frequent inventory counts. Cost of sales for Reptron Distribution includes only the cost of materials (electronic components). Cost of sales for K-Byte Manufacturing includes the cost of materials, labor and manufacturing overhead.

    Reptron Distribution and K-Byte Manufacturing operate as independent businesses. The needs of Reptron Distribution and K-Byte Manufacturing differ and management believes that a focused organizational structure is beneficial. This decentralized organizational structure allows each division to focus on all aspects of their business operations and the critical factors required to be successful within a very competitive marketplace. Reptron's senior management, treasury and finance and legal functions are centralized to ensure a consistent level of corporate strategy and appropriate oversight.


Results of Operations

   The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by each line item presented, except for Reptron Distribution and K-Byte Manufacturing gross profit, which is presented as a percentage of net sales of the respective segments:

                                                  Year Ended December 31,
                                             ------------------------------
                                               1996       1997       1998
                                             --------   --------   --------
Net sales, Reptron Distribution .............   62.6%      61.6%      51.7%
Net sales, K-Byte Manufacturing .............   37.4       38.4       48.3
                                             --------   --------   --------
   Total net sales ..........................  100.0%     100.0%     100.0%
                                             ========   ========   ========
Gross profit, Reptron Distribution ..........   20.3%      18.9%      16.0%
                                             ========   ========   ========
Gross profit, K-Byte Manufacturing ..........   17.3%      16.1%       8.8%
                                             ========   ========   ========
Total gross profit ............................ 19.2%      17.8%      12.5%
Selling, general and administrative expenses .. 12.9       12.6       16.9
                                             --------   --------   --------
Operating income (loss) ....................     6.3        5.2       (4.4)
Interest expense, net .......................... 1.5        2.0        2.8
                                             --------   --------   --------
Earnings (loss) before income taxes .........    4.8%       3.2%      (7.2)%
                                             ========   ========   ========
Net earnings (loss) ..........................   2.8%       2.0%      (4.3)%
                                             ========   ========   ========


1998 Compared to 1997

    Net sales. Total net sales decreased $1.1 million, or 0.4%, from $303.9 million in 1997 to $302.8 million in 1998.

    Reptron Distribution net sales decreased $30.8 million, or 16.4%, from $187.3 million in 1997 to $156.5 million in 1998. This decrease was, in part, attributed to an $18.0 million decrease in sales to a single customer from $26.3 million in 1997 to $8.3 million in 1998. Additionally, severe price erosion, primarily due to abundant supply of many types of electronic components sold by Reptron Distribution, had a negative effect on net sales.
 The largest Reptron Distribution customer accounted for approximately 5.3% and 14.0% of Reptron Distribution net sales and 2.7% and 9.2% of total Company net sales in 1998 and 1997, respectively. The highest volume sales office accounted for 12.7% and 20.9% of Reptron Distribution net sales in 1998 and 1997, respectively.

    Sales of semiconductors, passive components and electromechanical components accounted for 67.3%, 22.5% and 10.2%, respectively, of Reptron Distribution 1998 net sales. Reptron Distribution's 1997 net sales were comprised of 66.8% semiconductors, 24.9% passive components and 8.3% electromechanical components. Representation by Reptron Distribution of its major vendor lines remained relatively stable with sales from the top four vendors accounting for approximately $50.1 million, or 32.0% of Reptron Distribution 1998 net sales, as compared with approximately $60.9 million, or 32.5% of Reptron Distribution 1997 net sales.

    K-Byte Manufacturing net sales increased $29.7 million, or 25.4%, from $116.6 million in 1997 to $146.3 million in 1998. Net sales generated by Hibbing, acquired on May 29, 1998, were approximately $33.1 million in 1998.
 New customers accounted for an increase of $1.6 million in net sales, which was off-set by a net decrease in net sales of $5.0 million, primarily attributable to reductions in customer orders from the previously existing K-Byte Manufacturing customer base. K-Byte Manufacturing transacted business with approximately 89 customers (inclusive of 48 Hibbing customers) in 1998. The three largest customers represented approximately 10.0%, 9.8% and 7.1%, respectively, of the division's 1998 net sales (4.8%, 4.7% and 3.4%, respectively, of Reptron's total 1998 net sales). Sales to customers in the telecommunications industry accounted for approximately 27.1% of K-Byte Manufacturing 1998 net sales, while sales to customers in the healthcare , industrial/instrumentation and banking industries accounted for approximately 27.0%, 24.5% and 12.1%, respectively, of K-Byte Manufacturing 1998 net sales. K-Byte Manufacturing's 1997 net sales included 29.2%, 22.0%, 20.5%, and 19.0% from the industrial/instrumentation, healthcare, telecommunications and banking industries, respectively.

    The Tampa, Florida, Gaylord, Michigan and Hibbing, Minnesota manufacturing plants accounted for approximately 41.7%, 35.8% and 22.5%, respectively, of K-Byte Manufacturing 1998 total net sales.

    Gross Profit. Total gross profit decreased $16.3 million, or 30.0% from $54.2 million in 1997 to $37.9 million in 1998. Gross margin decreased from 17.8% in 1997 to 12.5% in 1998.

    Reptron Distribution gross profit decreased $10.3 million, or 29.1% from $35.4 million in 1997 to $25.1 million in 1998 and the gross margin decreased from 18.9% in 1997 to 16.0% in 1998. This decrease in gross margin is primarily attributed to an industry-wide decrease in average selling prices, sales mix shift to lower margin products and the write down of certain inventory due to the loss of certain vendor lines and the acceleration of industry-wide price declines.

    K-Byte Manufacturing gross profit decreased $6.0 million, or 31.6% from $18.8 million in 1997 to $12.8 million in 1998. Gross margin decreased from 16.1% in 1997 to 8.8% in 1998. This decrease in gross margin is primarily attributed to the underutilization of fixed costs and overhead at current sales levels, a change in customer demand to a sales mix of lower margin business, the amortization of capitalized costs and the write off of certain capitalized costs and inventory.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $13.0 million, or 34.2% from $38.2 million in 1997 to $51.2 million in 1998. Hibbing accounted for approximately $3.3 million of the increase in 1998. The remaining increase was primarily due to investments in sales operations, management information systems, engineers and senior management; the costs associated with the aborted All American Semiconductor transaction, the write-off of certain bad debts; the costs of consultants used in re-engineering the manufacturing process and employee severance costs.

    Interest Expense. Net interest expense increased $2.1 million, or 34.8% from $6.2 million in 1997 to $8.3 million in 1998. This increase is primarily attributed to the increase in average outstanding net debt (total debt less invested cash reserves) of $28.1 million, or 38.7% from $72.7 million during 1997 to $100.8 million during 1998. This $28.1 million increase in average outstanding net debt during 1998 is primarily attributed to the decrease in cash as a result of the May, 1998 purchase of Hibbing.


1997 Compared to 1996

    Net Sales. Total net sales increased $35.0 million, or 13.0%, from $268.9 million in 1996 to $303.9 million in 1997.

    Reptron Distribution net sales increased $19.0 million, or 11.3%, from $168.3 million in 1996 to $187.3 million in 1997. The largest customer of Reptron is a customer of both Reptron Distribution and K-Byte Manufacturing.
 This customer accounted for approximately 14.0% of Reptron Distribution 1997 net sales, 1.5% of K-Byte Manufacturing 1997 net sales and 9.2% of total Company 1997 net sales. The highest volume sales office accounted for 20.9% of total Reptron Distribution net sales.

    Sales of semiconductors, passive components and electromechanical components accounted for 66.8%, 24.9% and 8.3%, respectively, of Reptron Distribution's 1997 net sales. The percentage of net sales revenue derived from semiconductor sales decreased from 74.8% in 1996, primarily as a result of the decline in average selling prices for SRAMS and DRAMS.
Representation by Reptron Distribution of its major vendor lines remained relatively stable in 1997, with sales generated from the top four vendors accounting for approximately $60.9 million, or 32.5% of Reptron Distribution's 1997 net sales, as compared with approximately $63.0 million or 37.5% of Reptron Distribution's 1996 net sales.

    K-Byte Manufacturing net sales increased $15.9 million, or 15.9%, from $100.7 million in 1996 to $116.6 million in 1997. Sales to new customers accounted for approximately $11.7 million of the increase in net sales in 1997. The remainder of the increase in net sales, approximately $4.2 million, was generated by the previously existing K-Byte Manufacturing customer base. K-Byte Manufacturing transacted business with approximately 39 customers in 1997 with the largest three customers representing approximately 15.2%, 9.9% and 7.7%, respectively, of K-Byte Manufacturing 1997 net sales (5.8%, 3.8% and 2.9% of Reptron's total 1997 net sales). Sales to customers in the industrial/instrumentation industry accounted for 29.2% of K-Byte Manufacturing 1997 net sales, while sales to customers in the healthcare industry, telecommunications industry and banking industry accounted for 22.0%, 20.5% and 19.0%, respectively, of net sales in 1997.

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

    K-Byte Manufacturing's gross profit increased $1.4 million, or 8.0%, from $17.4 million in 1996 to $18.8 million in 1997. The gross margin decreased from 17.3% in 1996 to 16.1% in 1997. During 1997, nine new customers were integrated into the K-Byte contract manufacturing operation.
 In order to meet the demands of this integration process, Reptron added significant production staff which resulted in production inefficiencies and declining margins. These actions were necessary to meet the demand of existing customers as well as the commitments made to the new customers.

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

    Interest Expense. Net interest expense increased $2.2 million, or 53.6%, from $4.0 million in 1996 to $6.2 million in 1997. In August, 1997, Reptron issued $115.0 million of subordinated convertible notes at a coupon rate of 6.75%. A portion of the proceeds was used to pay down existing indebtedness under a revolving credit facility. The remainder of the proceeds has been invested in short-term municipal bonds. The increase in net interest expense is primarily attributed to the net increase in outstanding net debt (total debt less cash) of $11.7 million from $66.9 million as of December 31, 1996 to $78.6 million as of December 31, 1997.

Currency Fluctuation

    Reptron pays for its purchases from foreign sources, including Asian manufacturers, in U.S. dollars, which reduces the adverse effects of currency fluctuations. Reptron has not experienced substantial adverse effects from currency fluctuations to date.


Liquidity and Capital Resources

    Reptron primarily finances its operations through subordinated notes, operating cash flows, bank credit lines, capital equipment leases and short-term financing through supplier credit lines.

    On January 8, 1999, Reptron entered into a $50.0 million Revolving Credit Agreement ("Credit Agreement") with PNC Bank (the "Lender") to replace its existing $15.0 million revolving credit facility with NationsBank (the "NationsBank Credit Facility"). Borrowings under the Credit Agreement are collateralized by all of Reptron's inventory, accounts receivable, equipment and general intangibles. The Credit Agreement limits the amount of capital expenditures and prohibits the payment of dividends thereby restricting the distribution of the retained earnings of Reptron. Reptron may, at its option, and upon notice to the lender, request advance funds pursuant to either a Domestic Rate Loan or a Eurodollar Rate loan. Upon notice to the Lender, Reptron may convert advances from one type of loan to the other. Amounts outstanding under the Credit Agreement as of March 24, 1999 were approximately $8.0 million. This amount was drawn in conjunction with a Reptron subsidiary's purchase from NationsBank of the mortgage note on the buildings located in Tampa, Florida. It is contemplated that this mortgage note will be sold to another financial institution during 1999.

    As of December 31, 1998, Reptron was in compliance with, or received waivers, on all financial covenants under the NationsBank Credit Facility. There were no amounts outstanding under the NationsBank Credit Facility as of December 31, 1998.

    Reptron has entered into various capital lease transactions with several financial institutions to finance capital expenditures, primarily for the K-Byte Manufacturing operation. These leases had an aggregate balance of $6.4 million as of December 31, 1998. The leases bear interest at rates ranging from approximately 7.5% to 11.1% and expire at various dates through July, 2002.

    Reptron's operating activities generated cash of approximately $0.4 million in 1998. This increase was primarily a result of a decrease in inventories of $11.4 million, a decrease in accounts receivable of $6.1 million, and an increase in accrued expenses of $2.1 million. These items were off-set by a decrease in accounts payable of $9.0 million, an increase in prepaid expenses and other current assets of $4.3 million, a decrease in deferred taxes payable of $2.6 million and a decrease in deferred revenue of $1.2 million. The decrease in inventories was experienced primarily as a result of an increase in K-Byte Manufacturing's average inventory turns from
3.3 times in 1997 to 4.0 times in 1998. Reptron Distribution's average inventory turns decreased from 3.8 times in 1997 to 3.2 times in 1998. Reptron's accounts receivable collections averaged 57 days as of December 31, 1998 and 51 days as of December 31, 1997.

    Reptron used cash of approximately $33.6 million in investing activities in 1998, comprised of approximately $30.3 million in connection with the acquisition of Hibbing and $3.7 million in purchase of property, plant and equipment. These uses of cash were off-set by proceeds from the sale of
property, plant and equipment of approximately $400,000.  	Payments on
long-term obligations used approximately $12.1 million of cash. Stock sales in connection with the exercise of outstanding Reptron options provided cash of approximately $300,000 in 1998.

    Reptron believes that cash generated from operations, available cash reserves and available credit facilities will be sufficient for Reptron to meet its capital expenditures and working capital needs for its operations as presently conducted. Reptron's future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities and possible acquisitions. In particular, if cash flows from operations and available credit facilities are not sufficient, it will be necessary for Reptron to seek additional financing. While there can be assurance that such financing would be available in amounts and on terms acceptable to Reptron, Reptron believes that such financing would likely be available on acceptable terms.

Year 2000 Statement

    The Year 2000 issue encompasses the required recognition of computer hardware and software systems and computer controlled devices, including equipment, used in Reptron's manufacturing and distribution operations to properly acknowledge the change from Year 1999 to Year 2000. The failure of any hardware and software systems or equipment to timely and accurately recognize such change could result in partial or complete systems failure. In the normal course of business, Reptron relies on products and services from critical vendors, customers and other third parties whose computer systems must also be Year 2000 compliant in order for Reptron to realize the uninterrupted flow of its business operations. Reptron is actively taking steps to ensure that its systems and equipment will be Year 2000 compliant, including assessing the scope of work, prioritizing, certifying compliance, and testing compliance.

    Reptron has identified those systems and equipment in its Reptron Distribution and K-Byte Manufacturing (including Hibbing) divisions and in its central corporate operations that are considered to be critical to Reptron's day to day operations. Approximately 80% to 85% of the systems and equipment utilized in Reptron Distribution and Reptron's central corporate operations were tested for Year 2000 compliance during November 1998, with such systems and equipment being certified as Year 2000 compliant as of March 15, 1999. Reptron expects to complete the balance of its Year 2000 compliance testing of these systems and equipment during the middle of 1999. K-Byte Manufacturing has received written assurances from its third-party software providers that the software used in its manufacturing operations is Year 2000 compliant. Although K-Byte Manufacturing has not begun validating such third parties' Year 2000 representations, it has conducted preliminary internal tests of certain of its hardware and software systems, and expects to complete such validation and testing during the middle of 1999.

    While Reptron is actively seeking assurances of Year 2000 compliance from each of its key suppliers, customers and other third-parties with whom Reptron conducts business, this assessment primarily relies upon such third-parties' representations of Year 2000 compliance. A lack of response or inadequate or inaccurate information from such third parties could materially affect Reptron's assessment of Year 2000 readiness. Until these assessments are completed, which is expected to occur during the middle of 1999, Reptron cannot predict whether the failure of any such third-party to be Year 2000 compliant will have a material adverse effect on Reptron's business.

    To date, the costs incurred by Reptron to address Year 2000 issues have been immaterial, and Reptron expects that the costs to complete Year 2000 compliance certification, testing and verification will also be immaterial.
 Where appropriate, Reptron will develop contingency plans in areas it determines that Year 2000 readiness is insufficient. However, no assurances can be given that Reptron's Year 2000 efforts are appropriate, adequate or complete. In addition, Reptron is unable to fully determine the effect of a failure of its own systems or those of any third-party with whom it conducts business, but any significant failures could have a material adverse effect on Reptron's financial condition, results of operations and cash flows. See "Certain Considerations - Year 2000 Statement."


Item 7a.   Quantitative and Qualitative Disclosures about Market Risk

    Reptron entered into an interest rate swap agreement during 1997. The swap agreement effectively converts a portion of Reptron's floating interest rate debt to fixed interest rate debt. Notional amounts of interest rate swap agreements are used to measure interest to be paid or received relating to such agreements and do not represent an amount of exposure to credit loss. Under the terms of the agreement, Reptron is obligated to pay interest on a notional amount to the extent that the fixed rate of 6.99%, under the interest rate swap agreement, exceeds the LIBOR rate, as measured pursuant to the agreement. Furthermore, Reptron will receive interest to the extent that the LIBOR rate exceeds the fixed rate. As of December 31, 1998, the notional amount of the swap agreement totaled approximately $8.0 million which will mature in March, 2004. Interest received, if any, as a result of this agreement is netted against interest expense in the accompanying consolidated statements of operations. Based on average floating rate borrowings outstanding throughout 1998, a 100 basis point change in LIBOR would have caused Reptron's interest expense to change by approximately $84,000. Reptron believes that this amount is not significant to the 1998 results of operations.


Item 8.   Financial Statements and Supplementary Data

    The financial statements required by this Item are contained in pages F-1 through F-23 of this Report.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    None


                                  PART III

Item 10.   Directors and Executive Officers of the Registrant

   Information required by this Item is incorporated by reference to the definitive proxy statement to be filed by Reptron for the Annual Meeting of Shareholders to be held May 28, 1999.

Item 11.   Executive Compensation

   Information required by this Item is incorporated by reference to the definitive proxy statement to be filed by Reptron for the Annual Meeting of Shareholders to be held May 28, 1999.

Item 12.   Security Ownership of Certain Beneficial Owners and
Management

   Information required by this Item is incorporated by reference to the definitive proxy statement to be filed by Reptron for the Annual Meeting of Shareholders to be held May 28, 1999.

Item 13.   Certain Relationships and Related Transactions

   Information required by this Item is incorporated by reference to the definitive proxy statement to be filed by Reptron for the Annual Meeting of Shareholders to be held May 28, 1999.

                         REPTRON ELECTRONICS, INC.

                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULE




                                                                 Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                F-2


CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets as of December 31, 1997 and 1998    F-3

  Consolidated Statements of Operations for the years ended
    December 31, 1996, 1997 and 1998                              F-4

  Consolidated Statement of Shareholders' Equity for the years
    ended December 31, 1996, 1997 and 1998                        F-5

  Consolidated Statements of Cash Flows for the years ended
    December 31, 1996, 1997 and 1998                              F-6

  Notes to Consolidated Financial Statements                      F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
  ON SCHEDULE                                                    F-22

  Schedule II -- Valuation and Qualifying Accounts for
    the years ended December 31, 1996, 1997 and 1998             F-23






             Report Of Independent Certified Public Accountants
             --------------------------------------------------




Board of Directors
Reptron Electronics, Inc.


We have audited the accompanying consolidated balance sheets of Reptron Electronics, Inc. and its wholly owned subsidiary as of December 31, 1997 and 1998, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reptron Electronics, Inc. as of December 31, 1997 and 1998, and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




GRANT THORNTON LLP


Tampa, Florida
February 5, 1999





                                 REPTRON ELECTRONICS, INC.

                                CONSOLIDATED BALANCE SHEETS

                             (in thousands, except share data)

                                         ASSETS
                                                                 December 31,
                                                               1997        1998
                                                             --------    -------
-
CURRENT ASSETS
  Cash and cash equivalents                                  $ 55,135    $ 10,065
  Accounts receivable - trade, less allowances
    for doubtful accounts of $350 and $483, respectively       45,033      49,503
  Inventories, net                                             68,732      69,331
  Prepaid expenses and other                                    3,906       9,296
  Deferred tax benefit                                            110       2,295
                                                              -------     -------
     Total current assets                                     172,916     140,490

PROPERTY, PLANT AND EQUIPMENT - AT COST, NET                   35,405      38,273
EXCESS OF COST OVER NET ASSETS ACQUIRED, NET                    4,272      25,527
OTHER ASSETS                                                    9,921       5,794
                                                              -------     -------
                                                             $222,514    $210,084
                                                              =======     =======
                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade                                   $ 24,782    $ 25,542
  Current portion of long-term obligations                      3,708       3,866
  Accrued expenses                                              5,574       9,183
  Deferred Revenue                                              1,280          70
                                                              -------     -------
     Total current liabilities                                 35,344      38,661

LONG-TERM OBLIGATIONS, less current portion                   129,985     129,297
DEFERRED INCOME TAXES                                           2,210           -
COMMITMENTS AND CONTINGENCIES                                       -           -
SHAREHOLDERS' EQUITY
  Preferred Stock - authorized 15,000,000
    shares of $.10 par value; no shares issued                      -           -
  Common Stock - authorized, 50,000,000 shares of
    $.01 par value; issued and outstanding,
    6,088,369 and 6,147,119 shares, respectively                   61          61
  Additional paid-in capital                                   21,378      21,676
  Retained earnings                                            33,536      20,389
                                                              -------     -------
                                                               54,975      42,126
                                                              -------     -------
                                                             $222,514    $210,084
                                                              =======     =======

         The accompanying notes are an integral part of these statements.
                                       F-3

                              REPTRON ELECTRONICS, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands except share and per share data)

                                                       Year Ended December 31,
                                                 ----------------------------------
                                                    1996        1997        1998
                                                 ----------  ----------  ----------
Net sales                                        $  268,937  $  303,911  $  302,789
Cost of goods sold                                  217,341     249,756     264,861
                                                  ---------   ---------   ---------
   Gross profit                                      51,596      54,155      37,928
Selling, general and administrative expenses         34,770      38,154      51,206
                                                  ---------   ---------   ---------
   Operating income (loss)                           16,826      16,001     (13,278)
Interest expense, net                                 4,025       6,184       8,339
                                                  ---------   ---------   ---------
   Earnings (loss) before income taxes               12,801       9,817     (21,617)
Income tax provision (benefit)                        5,148       3,677       8,470
                                                  ---------   ---------   ---------
   Net earnings (loss)                           $    7,653  $    6,140  $  (13,147)
                                                  =========   =========   =========
  Net earnings (loss) per common share - basic   $     1.26  $     1.01  $    (2.15)
                                                  =========   =========   =========
Weighted average Common Stock
  shares outstanding - basic                      6,058,889   6,077,084   6,118,023
                                                  =========   =========   =========

  Net earnings (loss) per common share - diluted $     1.24  $      .98  $    (2.15)
                                                  =========   =========   =========
Weighted average Common Stock equivalent
  share outstanding - diluted                     6,179,458   6,247,040   6,118,023
                                                  =========   =========   =========

         The accompanying notes are an integral part of these statements.

                           REPTRON ELECTRONICS, INC.

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                       (in thousands, except share data)

                                 Total             Additional
                                Shares      Par     Paid-In    Retained
Shareholders'
                              Outstanding   Value    Capital    Earnings
Equity
                              -----------   -----   --------    --------    ----
----
Balance at January 1, 1996     6,048,519    $ 60    $ 21,145    $ 19,743    $ 40,948
Exercise of stock options         17,000       1          88           -          89
Net earnings                           -       -           -       7,653       7,653
                               ---------     ---      ------     -------     -------
Balance at December 31, 1996   6,065,519      61      21,233      27,396      48,690
Exercise of stock options         22,850       -         145           -         145
Net earnings                           -       -           -       6,140       6,140
                               ---------     ---      ------     -------     -------
Balance at December 31, 1997   6,088,369      61      21,378      33,536      54,975
Exercise of stock options         58,750       -         298           -         298
Net loss                               -       -           -     (13,147)    (13,147)
                               ---------     ---      ------     -------     -------
Balance at December 31, 1998   6,147,119    $ 61    $ 21,676    $ 20,389    $ 42,126
                               =========     ===     =======     =======     =======





             The accompanying notes are an integral part of this statement.
                                            F-5

                                  REPTRON ELECTRONICS, INC.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (in thousands)

                                                                Year Ended December 31,
                                                              --------------------------
                                                              1996      1997       1998
                                                            -------    -------    -------
Increase (decrease) in cash and cash equivalents

Cash flows from operating activities:
  Net earnings (loss)                                      $  7,653   $  6,140   $(13,147)
  Adjustments to reconcile net earnings (loss) to net
   cash provided by (used in) operating activities
    Depreciation and amortization                             3,638      5,657     11,067
      Gain on sale of assets                                    (47)       (44)      (218)
      Deferred income taxes                                     588        732     (2,585)
      Change in assets and liabilities
        (net of effect of acquisition):
       Accounts receivable-trade                              1,427     (5,226)     6,108
       Inventories                                            4,344    (10,038)    11,437
       Prepaid expenses and other                              (920)    (1,143)    (4,298)
       Other assets                                            (396)    (9,683)        50
       Accounts payable-trade                                (6,607)     6,443     (8,973)
       Accrued expenses                                         678      3,068      2,122
       Deferred Revenue                                           -      1,280     (1,210)
       Income taxes payable                                     246       (246)         -
                                                            -------    -------    -------
         Net cash provided by (used in) operating activities  10,604    (3,060)       353

Cash flows from investing activities:
  Net cash paid for acquisitions                                   -         -     (30,337)
  Purchases of property, plant and equipment                  (7,586)   (6,248)     (3,698)
  Proceeds from sale of property, plant and equipment             72        44         446
                                                             -------    -------    -------
         Net cash used in investing activities                (7,514)   (6,204)    (33,589)

Cash flows from financing activities:
  Payments on notes payable to banks                          (3,582)  (48,550)          -
  Proceeds from long-term obligations                          3,409   124,041           -
  Payments on long-term obligations                           (2,751)  (11,716)    (12,132)
  Proceeds from exercise of stock options                         89       145        298
                                                             -------    -------    -------
         Net cash provided by (used in) financing activities  (2,835)    63,920    (11,834)
                                                             -------    -------    -------
         Net increase (decrease) in cash and cash equivalents    255     54,656    (45,070)

Cash and cash equivalents at beginning of period                 224        479     55,135
                                                             -------    -------    -------
Cash and cash equivalents at end of period                  $    479   $ 55,135   $ 10,065
                                                             =======    =======    =======


    The accompanying notes are an integral part of these statements.

                           REPTRON ELECTRONICS, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1996, 1997 and 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reptron Electronics, Inc. ("Reptron") is an integrated electronics company operating as a national distributor of electronic components ("Reptron Distribution") and a contract manufacturer of electronic products ("K-Byte Manufacturing"). Reptron Distribution is authorized to sell over 60 vendor lines of semiconductors, passive products and electromechanical components to customers representing diverse industries throughout the country. K-Byte Manufacturing produces electronic products for a select number of customers throughout the country representing a diverse range of industries.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

1.  Principles of Consolidation
    ---------------------------
The financial statements include the accounts of Reptron Electronics, Inc. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

2.  Cash Equivalents
    ----------------
For purposes of the statement of cash flows, Reptron considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

3.  Inventories
    -----------
Inventories are stated at the lower of cost or market. For K-Byte Manufacturing, cost is determined using the first-in, first-out method
(FIFO). In 1996, Reptron changed its inventory method from FIFO to the average cost method in order to better reflect the movement of Reptron Distribution inventory. Since the average cost method and FIFO generally yield similar results, the change had and will have an immaterial impact to the financial statements of Reptron.

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

5.  Production Set-up Costs
    -----------------------
Under certain contractual arrangements with customers, Reptron incurs set-up costs. These costs are capitalized, included in prepaid expenses and other assets, and are recognized in cost of sales as units are delivered over the contract period, or two years, whichever is less. Recognition of the costs begins after the development stage of each assembly within a contract is complete and the production stage begins.

                        REPTRON ELECTRONICS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                    December 31, 1996, 1997 and 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

6.  Excess of Cost Over Net Assets Acquired
    ---------------------------------------
The excess of cost over net assets acquired is amortized over a twenty or thirty year period, as applicable, using the straight-line method. Accumulated amortization totaled approximately $617,000 and $1,257,000 at December 31, 1997 and 1998, respectively.

7.  Impairment of Assets
    --------------------
Reptron's policy is to periodically review and evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There have been no impairment losses in 1996, 1997 or 1998.

8.  Income Taxes
    ------------
Reptron accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting For Income Taxes." Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

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

11.  Stock Based Compensation
     ------------------------
Reptron presents only the disclosure provisions of SFAS No. 123 "Accounting for Stock Based Compensation" as it relates to stock options granted to employees. As permitted by SFAS No. 123, Reptron applies Accounting Principals Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in measuring compensation for stock options issued. See Note J.










                                      F-8
                          REPTRON ELECTRONICS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                      December 31, 1996, 1997 and 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

12.  New Accounting Pronouncements
     -----------------------------
Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for fiscal years beginning after December 15, 1997. This Statement supersedes SFAS No.14 "Financial Reporting for Segments of a business Enterprise" and amends SFAS no. 94 "Consolidation of All Majority-Owned Subsidiaries."
This statement requires annual financial statements to disclose information about products and services, geographic areas and major customers based on a management approach, along with interim reports. The management approach requires disclosing financial and descriptive information about an enterprises' reportable operating segments based on reporting information the way management organizes the segments for making business decisions and assessing performance. It also eliminates the requirement to disclose additional information about subsidiaries that were not consolidated. Reptron has adopted SFAS No. 131 in 1998 with no impact to Reptron's disclosure information or its results of operations.

Reptron has adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP segments an internal software project into stages and the accounting is based on the stage in which a cost is incurred. Specified costs related to the application development stage are capitalized if the preliminary project stage is complete, management has authorized the project and completion of the project is probable. Capitalizable costs of internal-use software projects consist of (1) external direct costs of materials and services used to develop or purchase internal-use software, (2) payroll and payroll related costs for time spent directly on the project be employees directly associated with the internal-use software project and (3) internal costs incurred during the development of internal-use software. There was no material financial statement impact upon adoption of this pronouncement.

SOP No. 98-5 "Reporting on the Costs of Start-Up Activities" is effective for fiscal years beginning after December 15, 1998. This SOP requires the costs of start-up activities and organizational costs to be expensed as incurred. As permitted by SOP 98-5, Reptron has elected to early adopt the provisions of this SOP. The impact of adopting SOP 98-5 did not have and is not expected to have a significant impact on Reptron's results of operations.
























NOTE B - STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information (in thousands):

                                                             Year Ended December 31,
                                                          ----------------------------
                                                            1996      1997      1998
                                                          --------  --------  --------
  Cash paid during the year for:
    Interest                                                $4,879    $4,260    $8,091
    Income taxes                                            $4,269    $4,593    $  507

Reptron incurred approximately $5,209,000 and $2,573,000 of obligations under capital leases for the acquisition of equipment during 1996 and 1997, respectively. No capital leases were entered into during the year ended December 31, 1998.

On May 29, 1998 Reptron completed the acquisition of Hibbing Electronics Corporation ("Hibbing"). The transaction was valued at approximately $53.0 million, consisting of the sum of a cash payment of $30.0 million and the remainder in the form of the assumption of liabilities. Reptron allocated approximately $31.0 million of the purchase price to tangible assets. See Note K.


NOTE C - INVENTORIES

Inventories consist of the following (in thousands):

                                                      December 31,
                                                   ------------------
                                                     1997      1998
                                                   --------  --------
   Reptron Distribution:
      Inventories                                   $42,126   $37,026

   K-Byte Manufacturing:
      Work in process                                10,945     9,043
      Raw materials                                  15,661    23,262
                                                     ------    ------
                                                    $68,732   $69,331
                                                     ======    ======


NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                                       December 31,
                                                     ----------------
                                                      1997      1998
                                                     ------    ------
   Land and buildings                              $ 15,512   $16,328
   Furniture, fixtures and equipment                 32,380    39,650
   Leasehold improvements                             1,305     2,498
   Construction in progress                             984         -
                                                     ------    ------
                                                     50,181    58,476
    Less accumulated depreciation and amortization   14,776    20,203
                                                     ------    ------
                                                    $35,405   $38,273
                                                     ======    ======







                         REPTRON ELECTRONICS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                      December 31, 1996, 1997 and 1998


NOTE E - NOTES PAYABLE TO BANKS

As of December 31, 1998, there were no amounts outstanding under Reptron's $15 million Amended and Restated Revolving Credit Facility and Reptron was in compliance with or received waivers on all financial covenants. On January 8, 1999, Reptron entered into a $50 million Revolving Credit Agreement ("Credit Agreement") to replace the aforementioned $15 million revolving credit facility. Borrowings under the Credit Agreement are collateralized by all of Reptron's inventory, accounts receivable, equipment and general intangibles. The Credit Agreement limits the amount of capital expenditures and prohibits the payment of dividends thereby restricting the distribution of the retained earnings of Reptron. Reptron may, at its option, and upon notice to the lender, request advance funds pursuant to either a Domestic Rate Loan (variable at the prime rate) or a Eurodollar Rate loan (LIBOR plus 2.25 basis points). Upon notice to the lender, Reptron may convert advances from one type of loan to the other.


NOTE F - LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31 (in thousands):

                                                                  1997            1998
                                                               --------        --------

Convertible subordinated notes, due August, 2004, with
  semi-annual interest installments at a rate of 6.75%.
  The notes are unsecured obligations subordinated to
  all existing indebtedness, as defined, and are
  convertible at anytime prior to maturity at a conversion
  price of $28.50 per share.                                    $115,000       $115,000

Notes payable collateralized by real property, due in
  monthly principal installments of $37.5 and interest
  at a rate of 8.115% through February, 2005, requiring
  a ballon payment due March, 2005.                               8,537          8,083

Capitalized lease obligations (net of interest of
  approximately $1.3) for equipment, due in monthly
  principal and interest payments of approximately
  $296, through 2002.                                             7,194          6,442

Notes payable collateralized by certain equipment, due in
  monthly principal and interest installments of $118, through
  January 2003, interest rates range from 7.1% to 10.75%.         2,007          3,379

Notes payable collateralized by real property, currently due in monthly principal and interest installments of $4, through
  September 2007, at an interest rate of 10%.                       955            259
                                                                -------        -------
                                                               $133,693        133,163
Less current maturities                                           3,708          3,866
                                                                 ------        -------
                                                               $129,985       $129,297
                                                                =======        =======




                        REPTRON ELECTRONICS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                    December 31, 1996, 1997 and 1998


NOTE F - LONG-TERM OBLIGATIONS - Continued

At December 31, 1998, aggregate maturities of long-term obligations are as follows (in thousands):

    Year ending December 31,
    ------------------------
            1999                                            $  3,866
            2000                                               3,129
            2001                                               2,234
            2002                                                 738
            2003                                                  32
            Thereafter                                       123,164
                                                             -------
                                                            $133,163
                                                             =======

Reptron has entered into various capital leases for equipment, totaling approximately $5,209,000 in 1996 and $2,573,000 in 1997. No capital leases were entered into during 1998. At December 31, 1997 and 1998, the net book value of equipment under capital leases (inclusive of Hibbing acquired equipment) is approximately $8,638,000 and $8,906,000, respectively. The related capital lease obligations are included with long-term obligations.

Total interest expense was $4,025,000, $6,880,000 and $9,390,000, in 1996,
1997 and 1998, respectively. Interest payable was $2,986,000 and $3,310,000 at December 31, 1997 and 1998, respectively.


NOTE G - INCOME TAXES

The provision for income taxes for the years ended December 31, 1996, 1997 and 1998, respectively, is as follows (in thousands):

                                              December 31,
                                     ------------------------------
                                      1996        1997         1998
                                     ------      ------       ------
Current                              $4,560      $2,946      $(5,885)
Deferred                                588         732       (2,585)
                                      -----       -----        -----
                                     $5,148      $3,677      $(8,470)
                                      =====       =====       ======








                                     F-12
                          REPTRON ELECTRONICS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                      December 31, 1996, 1997 and 1998


NOTE G - INCOME TAXES - Continued

The Company's effective tax rate differs from the statutory U. S.
federal income tax rate as a result of the following:

                                              Year Ended December 31,
                                              -----------------------
                                                1996    1997    1998
                                               ------  ------  ------

Statutory federal tax rate                      34.0%   34.0%   34.0%
State income taxes of approximately 6.9%, 7.4%
  and 7.5% in 1996, 1997, and 1998, net of
  federal tax benefit                            4.6     4.9     4.9
Tax exempt interest                                -    (2.8)   (0.8)
Meals and entertainment                          1.2     1.8     0.8
Other                                            0.4    (0.4)    0.3
                                                ----    ----    ----
Effective tax rate                              40.2%   37.5%   39.2%
                                                ====    ====    ====

Deferred income tax assets and liabilities resulting from differences between accounting for financial statement purposes and tax purposes pursuant to SFAS No. 109, are summarized as follows (in thousands):

                                                       December 31
                                                    -----------------
                                                     1997       1998
                                                    ------     ------
Deferred tax assets
   Net operating loss carryforward                 $     -    $2,600
   Inventory reserves                                    -     1,441
   Deferred compensation                                 -       320
   Contingency reserve                                   -       160
   Accrued vacation                                     86       136
   Allowance for bad debts                              99       343
   Other                                                14       311
                                                    ------    ------
                                                       199     5,311
                                                    ------    ------
Deferred tax liabilities
   Depreciation                                      2,064     2,838
   Excess of cost over net assets acquired             107       141
   Other                                               128        37
                                                    ------    ------
                                                     2,299     3,016
                                                    ------    ------
Net deferred tax asset (liability)                 $(2,100)   $2,295
                                                    ======    ======

In connection with the acquisition of Hibbing, Reptron recorded deferred assets of approximately $1,810,000.

                    REPTRON ELECTRONICS, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                December 31, 1996, 1997 and 1998


NOTE G - INCOME TAXES - Continued

Reptron has net operating loss carryforwards of approximately $3.5 million and $20.0 million for federal and state income tax purposes, respectively, which generally expire in the year 2018. Reptron also has an Alternative Minimum Tax credit carryforward of approximately $400,000. A valuation allowance has not been recorded against the deferred tax assets for 1997 and 1998 as management anticipates that net income in future periods will be sufficient to utilize the net operating loss carryforward.


NOTE H - COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------
Reptron has operating leases for facilities and certain machinery and equipment which expire at various dates through 2003. Certain leases provide for payment by Reptron of any increases in property taxes and insurance over a base amount and others provide for payment of all property taxes and insurance by Reptron. See Note L

Future minimum payments, by year and in the aggregate, under noncancellable operating leases consist of the following at December 31, 1998 (in thousands):

       Year ending December 31,
       ------------------------
                1999                                         $1,292
                2000                                            833
                2001                                            664
                2002                                            589
                2003                                            536

Total rent expense for the years ended December 31, 1996, 1997 and 1998 was approximately, $1,555,000, $1,258,000, and $1,837,000 respectively.

Litigation
----------
The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims which were outstanding as of December 31, 1998 should have a material adverse impact on its financial condition or results of operations.

Year 2000 Issue
---------------
The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on Reptron and its business partners will not be fully determinable until the Year 2000 and thereafter. If Reptron or entities with which Reptron conducts business do not properly complete either the Year 2000 modifications, Reptron's revenues and financial condition could be adversely impacted.

                       REPTRON ELECTRONICS, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                   December 31, 1996, 1997 and 1998


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

The following table summarizes the activity in Common Stock subject to options for the three years ended December 31, 1998:


                                                                             Weighted
                                                   Range          Weighted   Average
                                                    of           Average    Remaining
                                                 Exercise         Exercise Contractual
                                    Shares        Price             Price      Life
                                   -------    --------------    --------   -----------
                                                                            (In Years)
Outstanding at January 1, 1996      191,800    $ 5.00 - 15.07        $ 5.74      8.0
    Granted                          22,000    $12.75 - 14.75        $14.30
    Exercised                       (17,000)   $ 5.00 -  9.13        $ 5.18
    Forfeited                        (2,750)   $ 5.00 -  9.13        $ 8.38
                                  ---------
Outstanding at December 31, 1996    194,050    $ 5.00 - 15.07        $ 6.72      7.3
    Granted                         579,500    $12.00 - 18.00        $12.69
    Exercised                       (22,850)   $ 5.00 - 14.75        $ 6.35
    Forfeited                       (20,250)   $ 5.00 - 14.75        $12.34
                                  ---------
Outstanding at December 31, 1997    730,450    $ 5.00 - 18.00        $11.31      8.6
    Granted                         629,264    $ 4.38 - 12.07        $ 9.43
    Exercised                       (58,750)   $ 5.00 -  9.13        $ 5.09
    Forfeited                      (110,625)   $ 5.00 - 14.75        $11.13
                                  ---------
Outstanding at December 31, 1997  1,190,339    $ 4.38 -  9.13        $ 5.95      8.6
                                  =========



                              REPTRON ELECTRONICS, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                        December 31, 1996, 1997 and 1998


NOTE J - EMPLOYEE BENEFITS - Continued

On November 2, 1998 Reptron re-priced 898,139 stock options to $6.00, which was above the market price of Reptron's Common stock on that date. Only options outstanding at December 31, 1998 reflect the re-pricing.

The following table summarizes information about Common Stock options outstanding at December 31, 1998:

                       Options Outstanding                        Options Exercisable
-----------------------------------------------------------     -----------------------
                                    Weighted       Weighted                    Weighted
                       Number        Average        Average        Number       Average
   Range of         Outstanding     Remaining      Exercise      Exercisable   Exercise
Exercise Prices     at 12/31/98  Contractual Life    Price       at 12/31/98    Price
---------------     -----------  ----------------  ---------     -----------   --------
                                    (In Years)
$ 4.38 - 5.00           75,200         5.0           $ 4.99        74,200       $ 4.99
$ 6.00               1,110,139         8.9           $ 6.00       131,438       $ 6.00
$ 9.13                   5,000         5.8           $ 9.13         5,000       $ 9.13
                     ---------                                    -------
$ 4.38 - 9.13        1,190,339         8.6           $ 5.95       210,638       $ 5.72
                     =========                                    =======


At December 31, 1996 and 1997, exercisable shares totaled 122,038 and 148,450 at weighted average exercise prices of $5.33 and $5.73, respectively.

The duration of options granted under the ISO Plan is ten years from the date of grant, or such other date as determined by the Board of Directors. In general, the options must be exercised while employed by Reptron or 90 days thereafter. The options may be exercised in four equal annual increments, cumulatively, beginning one year after the date of grant, and all such options may be exercised in full four years after the date of grant. The options are non-transferable other than by will or by the laws of descent and distribution.

Reptron has adopted only the disclosure provisions of SFAS No. 123, as it relates to employee awards. APB No. 25 is applied in accounting for Reptron's plans. Accordingly, no compensation expense is recognized related to the stock based compensation plans. The pro forma net earnings and net earnings per common share, if Reptron had elected to account for its plans consistent with the methodology prescribed by SFAS No. 123, are as follows:

                                  1996      1997      1998
                                --------  --------  --------
                            (in thousands except per share data)
                            ------------------------------------
Net earnings (loss):
As reported                      $7,653    $6,140   $(13,147)
Pro forma                        $7,604    $5,230   $(14,201)

Net earnings (loss) per common
  share - basic:
As reported                      $ 1.26    $ 1.01   $  (2.15)
Pro forma                        $ 1.26    $ 0.87   $  (2.34)

Net earnings (loss) per common
  share - diluted:
As reported                      $ 1.24    $ 0.98   $  (2.15)
Pro forma                        $ 1.23    $ 0.84   $  (2.34)


                         REPTRON ELECTRONICS, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                        December 31, 1996, 1997 and 1998


NOTE J - EMPLOYEE BENEFITS - Continued

The fair value of each option grant is estimated on the date of grant using the Binomial options pricing model with the following weighted average assumptions used for grants in 1996, 1997 and 1998, respectively, no dividend yields for all years; expected volatility of 43.6%, 40.5% and 46.4%; risk free interest rates of 5.87%, 6.69% and 4.94%; and expected lives of 3.0, 3.7 and 4.3 years. The weighted average fair value of options granted in 1996, 1997 and 1998 are $5.07, $6.92 and $2.59, respectively.

Profit Sharing Plan
-------------------
Reptron previously maintained a discretionary Profit Sharing Plan (the "Profit Sharing Plan"), for the benefit of its employees. The amount, if any, of Reptron's previous contribution to the Profit Sharing Plan for any year was determined by the Board of Directors at its sole discretion, subject to certain limitations imposed by the Internal Revenue Code. In 1992, the Administrator of the Profit Sharing Plan approved termination of the Profit Sharing Plan and the Internal Revenue Service has issued a favorable determination. The Profit Sharing Plan completed its final distributions to its participants during 1998.

401(k) Plans
------------
In 1993, Reptron established a deferred compensation plan (the "Plan") under section 401(a) of the Code. Substantially all of the officers and employees of Reptron are eligible to participate in the Plan. Employees are eligible to participate in the Plan after six months of service and after attaining age 21. At its discretion, Reptron may make matching contributions to the Plan. Employees are always vested in their contributions and are fully vested in the employer contributions after five years of service. Reptron contributed approximately $82,000, $101,000 and $105,000 to the Plan in 1996, 1997 and 1998, respectively.

Hibbing Electronics Corporation's ("Hibbing") employees are eligible to participate in Hibbing's voluntary retirement savings plan upon completion of six months of qualified service. Employee contributions up to 4% of wages, as defined, are partially matched by Hibbing. Hibbing contributed approximately $28,000 during the period immediately following the May, 1998 acquisition through December 31, 1998.

NOTE K - ACQUISITIONS

On May 29, 1998, Reptron acquired all of the assets and liabilities of Hibbing Electronics Corporation and its subsidiary, ("Hibbing") by way of the purchase of all of the issued and outstanding common stock of OECO Corporation, the parent of Hibbing, under the purchase method of accounting.
 Of the approximately $53.0 million in total costs involved in the acquisition, approximately $30.0 million was in cash with the remainder in the form of the assumption of liabilities. Reptron allocated approximately $31.0 million of the purchase price to tangible assets. Of the $30.0 million in cash, approximately $7.4 million was deposited in an escrow account as security for collection of designated accounts receivable, liquidation of identified inventory and breach of representations and warranties. As of December 31, 1998, approximately $5.3 million has been disbursed from this escrow account ($4.8 million to the sellers and $465,000 to Reptron). In addition, Reptron assumed certain building and equipment lease obligations. Management has determined that the goodwill associated with this transaction will be amortized over a 30 year life. The results of operations of Hibbing have been reflected in Reptron's results of operations beginning immediately subsequent to the acquisition date of May 29, 1998.








                         REPTRON ELECTRONICS, INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                    December 31, 1996, 1997 and 1998


NOTE K - ACQUISITIONS - Continued

The following unaudited pro forma summary combines the historical results of operations of Reptron with the historical results of operations of Hibbing as if the acquisition had occurred at the beginning of the respective periods. Pro forma adjustments include additional net interest expense, goodwill amortization and an adjustment to Reptron's effective tax rate. This pro forma summary does not necessarily reflect the results of operations, as they would have been if Reptron and Hibbing operated as a single entity during such periods.
                                              Year ended December 31,
                                            1996      1997        1998
                                                 (in thousands)

Net sales                                $335,513   $380,857   $335,484
                                          =======    =======    =======
Gross Profit                             $ 60,616   $ 63,943   $ 41,368
                                          =======    =======    =======
Operating income (loss)                  $ 20,063   $ 19,041   $(12,659)
                                          =======    =======    =======
Net earnings (loss)                      $  7,435   $  6,113   $(12,811)
                                          =======    =======    =======
Net earnings (loss) per share - basic    $   1.23   $   1.01   $  (2.09)
                                          =======    =======    =======
Net earnings (loss) per share - diluted  $   1.21   $   0.98   $  (2.09)
                                          =======    =======    =======

NOTE L - RELATED PARTY TRANSACTIONS

Reptron has a non-interest bearing loan receivable from the profit sharing plan totaling approximately $279,000, $194,000 and $29,000 as of December 31, 1996, 1997 and 1998, respectively.

A director of Reptron serves as its general counsel and received approximately $185,000, $205,000 and $374,000 for services rendered during, 1996 1997 and 1998, respectively.

Reptron leased an aircraft from a company controlled by the CEO of Reptron.
 Rent paid for the use of the aircraft totaled approximately $240,000, $200,000 and $160,000 in 1996, 1997 and 1998, respectively. Reptron believes that the rent paid for the aircraft was comparable to the rent that would be paid to an unrelated party. Reptron was responsible for all costs associated with the operation of the aircraft, including: fuel, maintenance, storage and crew salaries and expenses. To the extent that the CEO used the aircraft for personal purposes, he was required to reimburse Reptron for the cost associated with such personal use. The CEO reimbursed Reptron $1,000,000, reflected in Reptron's 1997 third quarter, for personal use of the aircraft and for travel and entertainment expenses for the 1997 and prior years. The CEO reimbursed Reptron approximately $40,000 in 1998 for personal use of the aircraft. Reptron terminated the lease as of August 1998 in conjunction with the sale of the aircraft.

Reptron leases one of its Reptron Distribution sales offices (located in Detroit, Michigan) from the CEO of Reptron. This facility served as Reptron's headquarters before the relocation to Tampa in 1986. The building includes office and warehouse space and totals approximately 10,000 square feet. Rent expenses on this facility totaled $68,000 in 1996, 1997 and 1998, which management believes to be comparable to the rent that would be paid to an unrelated party. The lease expires in November 2003. Reptron also leases a total of 110,000 square feet of manufacturing and administrative offices for the Hibbing manufacturing operation. These properties are owned, in part, by four individuals on the senior management team of Hibbing. Subsequent to the acquisition of Hibbing, 1998 rent expense on these properties totaled $336,000.



                       REPTRON ELECTRONICS, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                     December 31, 1996, 1997 and 1998




NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 1998, the carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term maturities of these items.

The fair market value of the Company's convertible subordinated 6.75% notes is $58,650,000, based on the average of the bid and ask prices of the notes on December 31, 1998. The carrying amounts of all other current and long-term portions of notes payable, and long-term obligations approximate fair market value since the interest rates on most of these instruments change with market interest rates.


NOTE N - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per common share:

                                             1996        1997        1998
                                            ------     --------   ----------
Numerator:
  Net earnings (loss) (in thousands)      $    7,653   $   6,140  $  (13,147)
                                           =========    ========   =========
Denominator:
  For basic earnings (loss) per share -
    Weighted average shares                6,058,889   6,077,084   6,118,023
  Effect of dilutive securities:
    Employee stock options                   120,569     169,956           -
                                           ---------   ---------   ---------
  For diluted earnings (loss) per share    6,179,458   6,247,040   6,118,023
                                           =========   =========   =========
Net earnings (loss) per common share -
   basic                                  $     1.26  $     1.01  $    (2.15)
                                           =========   =========   =========
Net earnings per common share -
   diluted                                $     1.24  $      .98  $    (2.15)
                                           =========   =========   =========

Options to purchase 591,750 shares of common stock were not included for a portion of the fourth quarter of 1997 computation of diluted earnings per share due to the options' exercise price exceeded the average market price of the common stock and, therefore, the effect would be anti-dilutive. For 1998, all options have been excluded due to their anti-dilutive effect.

The convertible notes (See Note F) were not included in the computation of diluted earnings per share for 1997 or 1998 due to the conversion price of $28.50 exceeding the average market price of the common stock and, therefore, the effect would be anti-dilutive.








                        REPTRON ELECTRONICS, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                     December 31, 1996, 1997 and 1998


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

The following table shows net sales, operating income, identifiable assets, depreciation and amortization expense and capital expenditures as of and for the years 1996, 1997 and 1998.

                                        Year Ended December 31,
                                  ----------------------------------
                                    1996         1997         1998
                                  --------     --------     --------
                                            (in thousands)
Net Sales
  Unaffiliated customers
    Distribution                  $168,279     $187,267     $156,507
    Contract Manufacturing         100,658      116,644      146,282
                                   -------      -------      -------
                                   268,937      303,911      302,789
  Intersegment sales                13,328        9,187        8,046
                                   -------      -------      -------
                                  $282,265     $313,098     $310,835
                                   =======      =======      =======

Operating income (loss)
  Distribution                    $  7,035     $  6,053     $ (11,833)
  Contract Manufacturing             9,791        9,948        (1,445)
                                   -------      -------       -------
                                  $ 16,826     $ 16,001     $ (13,278)
                                   =======      =======       =======
Identifiable Assets
  Distribution                    $ 76,324     $ 94,864     $ 87,386
  Contract Manufacturing            44,010       51,180       95,389
                                   -------      -------      -------
                                   120,334      146,044      182,775
  Corporate                         18,298       76,470       27,309
                                   -------      -------      -------
                                  $138,632     $222,514     $210,084
                                   =======      =======      =======

Capital Expenditures (includes equipment
  under capitalized leases)
    Distribution                  $  1,516     $  1,392     $    613
    Contract Manufacturing           5,033        6,314        3,085
                                   -------      -------      -------
                                     6,549        7,706        3,698
    Corporate                        6,149        1,115            -
                                   -------      -------      -------
                                  $ 12,698     $  8,821     $  3,698
                                   =======      =======      =======

Net interest expense is not reflected in the industry segment information, presented above, as it is not taken into consideration in management's analysis of segment performance.

                       REPTRON ELECTRONICS, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                    December 31, 1996, 1997 and 1998


NOTE P - SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the quarterly periods of 1997 and 1998, (See Note L) (in thousands except per share data):


                                                      Three Months Ended
                           -----------------------------------------------------------
      1997                   March 31        June 30       September 30    December 31
      ----                 ------------    ------------    ------------    -----------
Net sales                      $76,251         $79,102         $74,278       $74,280
Gross profit                    14,072          14,602          13,002        12,481
Operating income                 4,822           5,216           3,844         2,119
Net earnings                     2,156           2,382           1,439           163
Net earnings per common share
  - basic                      $   .36         $   .39         $   .24       $   .03
Net earnings per common share
  - diluted                    $   .35         $   .38         $   .23       $   .03

      1998
      ----

Net sales                      $70,835         $73,636         $77,527       $80,791
Gross profit                    11,471          10,781          11,273         4,403
Operating income (loss)            738            (509)           (827)      (12,680)
Net earnings (loss)               (502)         (1,466)         (1,957)       (9,222)
Net earnings (loss) per common
  share - basic                $  (.08)        $  (.24)        $  (.32)      $ (1.50)
Net earnings (loss) per common
  share - diluted              $  (.08)        $  (.24)        $  (.32)      $ (1.50)








       Report Of Independent Certified Public Accountants On Schedule





Board of Directors
Reptron Electronics, Inc.


In connection with our audit of the consolidated financial statements of Reptron Electronics, Inc., referred to in our report dated February 5, 1999, which is included in this Annual Report on SEC Form 10-K for the year ended December 31, 1998, we have also audited Schedule II for each of the three years in the period then ended. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.





GRANT THORNTON LLP

Tampa, Florida
February 5, 1999











                                                                 SCHEDULE II

                             REPTRON ELECTRONICS, INC.

                          Valuation and Qualifying Accounts
    For the Years Ended December 31, 1996, December 31, 1997 and December 31,
 1998
                                (in thousands)

Column A                                 Column B    Column C    Column D    Column E
--------                                 --------    --------    --------    --------
                                        Balance at  Charged to   Accounts     Balance
                                        Beginning   Costs and   Written Off,  at End
Description                              of Year     Expenses       Net       of Year
-----------                             ----------  ----------  ------------  -------
Allowance for Doubtful Accounts
Year Ended December 31, 1996               $180        $ 193        $   (23)     $350
Year Ended December 31, 1997               $350        $ 273        $  (273)     $350
Year Ended December 31, 1998               $350        $1,335       $(1,202)     $483







                                  PART IV

Item 14.   Exhibits, Financial Statements, Schedule, and Reports on
Form 8-K

    (a)     The following documents are filed as part of the report:

            1. and 2. The financial statements and schedule filed as part of this report are listed separately in the Index to Financial Statements and Schedule beginning on page F-1 of this report.

            3. For Exhibits see Item 14(c), below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto is listed in Exhibits Nos. 10.1 of Item 14(c), below.

    (b) No reports on Form 8-K have been filed during the period ended December 31, 1998, by the Company.

    (c)     List of Exhibits:


Exhibit No. Description
----------- -----------

 3.1    Articles of Incorporation*

 3.2    Bylaws*

 4.1    Specimen Certificate for the Common Stock of Registrant *

 4.2    Form of Indenture **

 4.3    Form of Convertible Subordinated Note (included in Exhibit 4.2)

10.1    Employment Agreement between Reptron and Michael L. Musto ***

10.2 Distributor Agreement between Rise Technology Company and Reptron, dated August 1, 1998.

10.3 Distributor Agreement between Samsung Semiconductor, Inc. and Reptron, dated June 1, 1998.

10.4 Revolving Credit and Security Agreement between PNC Bank, National Association and Reptron, dated January 8, 1999.

21.0    Subsidiaries of the Registrant

23.1    Consent of Grant Thornton, LLP

24.1 Power of Attorney relating to subsequent amendments (included on the signature page of this report).

27.1    Financial Data Schedule

-----------
        * Filed with the Company's Registration Statement on Form S-1, dated February 8, 1994, Registration No. 33-75040 and incorporated herein by reference.

       **   Filed with the Company's Registration Statement on Form
S-3, dated July 18, 1997, Registration No. 333-31605 and incorporated Herein by reference.

     ***   Filed with the Company's Form 10-Q for the period ended
September 30, 1998.

           (d) Financial Schedule: the financial statement schedule filed as part of this report is listed separately in the Index to Financial Statements and Schedule beginning on page F-1 of this report.

                                21

                               SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of Tampa, State of Florida, on March 30, 1999.


                               REPTRON ELECTRONICS, INC.



                               By:/s/ Michael L. Musto
                                  ----------------------------
                                  Michael L. Musto, President
                                  Chief Executive Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below constitutes and appoints Paul J. Plante and Michael Branca and each of them individually, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, may lawfully do or cause to be done by virtue hereof.


     SIGNATURES                        TITLE                        DATE
     ----------                        -----                        ----
/s/ Michael L. Musto
---------------------------
Michael L. Musto           President, Chief Executive
                           Officer, and Director
                           (Principal Executive Officer)     March 30, 1999

/s/ Paul J. Plante
----------------------------
Paul J. Plante             Chief Operating Officer and
                           Director                          March 30, 1999

/s/ M. Branca
---------------------------
Michael Branca             Chief Financial Officer (Principal
                           Financial and Accounting Officer) March 30, 1999

/s/ Leigh A. Adams
----------------------------
Leigh A. Adams              Secretary and Director           March 30, 1999

/s/ William L. Elson
-----------------------------
William L. Elson             Director                        March 30, 1999

/s/ J. Mitcham
-----------------------------
John J. Mitcham              Director                        March 30, 1999





                                     22

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












                                      23

















                                EXHIBIT 10.2












DISTRIBUTOR AGREEMENT
by and between
RISE TECHNOLOGY COMPANY

and

REPTRON ELECTRONICS, INC.
dated
August 1, 1998



DISTRIBUTOR AGREEMENT

Contents

ARTICLES
Article 1. . CONSTRUCTION AND DEFINITIONS Article 2 . APPOINTMENT
Article 3 . SALES, SERVICE, SUPPORT AND TRAINING
Article 4 . TRADEMARKS/TRADE NAMES
Article 5 . REPORTS, RECORDS, INSPECTIONS AND FORECASTS
Article 6 . PURCHASE PROCEDURES AND ORDERS
Article 7 . PRICING
Article 8 . PAYMENT
Article 9 . REJECTION/RETURN
Article 10 .PRODUCT WARRANTIES
Article 11 .WARRANTIES, INDEMNITIES AND DISCLAIMERS
Article 12 LIMITATION OF LIABILITY
Article 13 CONFIDENTIALITY AND PROPRIETARY RIGHTS
Article 14 TERM AND TERMINATION
Article I5 MISCELLANEOUS PROVISIONS

EXHTBITS
Exhibit A . . Products
Exhibit B . . Territory
Exhibit C . . Current Rise Price List
Exhibit D . . Example of Point of Sale Report
Exhibit E .....Example of Inventory Report
Exhibit F . . Rise Product Limited Warranty
Exhibit G . . . Trademarks


DISTRIBUTOR AGREEMENT

This Agreement ("Agreement"), is entered into effective as of the 1st day of August, 1998, (the "Effective Date") by and between Rise Technology Company, a California corporation having offices 2451 Mission College Blvd., Santa Clara, CA 95054, USA ("Rise"), and Reptron Electronics, Inc., a Florida corporation, having offices at 14401 McCormick Drive, Tampa, F1 33626-3021 ("Distributor") (each, a "Party"; together, the "Parties").

WITNESSETH:
WHEREAS, Rise is a fabless semiconductor company in the business of designing and selling microprocessors;

and

WHEREAS, Distributor wishes to distribute certain Rise products on the terms and conditions set forth herein;

and

WHEREAS, Rise desires to appoint Distributor to distribute certain Rise products on the terms and conditions set forth herein.

NOW, THEREFORE, in consideration of the mutual covenants and promises contained herein, the Parties hereto hereby agree as follows:

ARTICLE 1. CONSTRUCTION AND DEFINITIONS

Section 1.1 Construction

(a) All references in this Agreement to "Articles," "Sections" and "Exhibits" refer to the articles, sections and exhibits of this Agreement.
(b) The words "hereof," "herein" and "hereunder" and other words of similar import refer to this Agreement as a whole and not to any subdivision contained in this Agreement.
(c) Tile words "include" and "include - " when used herein are not exclusive and mean "include, without limitation" and (1) ''including, without limitation," respectively.

Section 1.2 Definitions

As used herein:

(a) "Acknowledgment'` shall mean the written acceptance by Rise, wider section 6.2 (a), of a Purchase Order, Change Order, or Cancellation
Order.
(b) "Cancellation Order" shall mean the written instructions from Distributor that request a cancellation of an Order.
(c) "Change Order" shall mean the written instructions from Distributor that request a change to an Order.
(d) "Confidential Information" has the meaning set forth in Section 13.1
(e) "CP Pricing" shall mean the one of the methods for pricing
Products to Distributor specified under Section 7.2.
(f) "Credit" shall mean a credit against payment for future purchases issued by Rise to Distributor in accordance with
Section 7.1 1.
(g) "Current Shipment Date" shall mean the date specified in the most recent Acknowledgment.
(h) "Customers" shall mean those companies or individuals within the Territory that purchase Products from Distributor.
(i) "Documentation" shall mean manuals, data sheets, specifications, drawings, catalogs, bulletins, price lists, brochures, marketing and technical documents, promotional materials, publications, photographs and any other documents provided by Rise to Distributor hereunder.
(j) "DPPM" shall mean the Distribution Policy and Procedures Manual supplied by Rise, which Rise may change at any time in its sole discretion.
(k) "Inventory Report" shall mean a report, an example of which is set forth in Exhibit E, showing Distributor's inventory of Products at the end of each month by part number, quantity, location, purchase price, purchase date, Distributor Purchase Order number, and Rise invoice number.
(l)"Meet Competition" or "Meeting Competition" shall mean the circumstances in accordance with Section 7.8 under which Distributor will reduce the price at which it otherwise sells Products to its Customers in order to meet a competitive bid.
(m) "Obligated Shipment" has the meaning set forth in Section 6.3(b).
(n) "Order" has the meaning set forth in Section 6.2 (a).
(o) "Original Shipment Date" shall mean the date specified h1 the first Acknowledgment.
(p) "Point-of-Sale Report" or "POS Report" shall mean a report, an example of which is set forth set forth in Exhibit D, containing the information identified therein and any other information pertaining to Distributor's resale of Products to Customers under this Agreement as Rise may reasonably request.
(q)"Price" or "Pr " shall mean the prices to be paid by Distributor to Rise for Products as set forth in Section 7.2.
(r) "Price Protection" shall mean the reduction h1 the Price to which Distributor may be entitled, in accordance with Section 7.7.
(s) "Product" or "Products" shall mean the Rise products listed in Exhibit A, as may be amended from time to time by Rise in Rise's sole discretion
(t) "Purchase Order" shall have the meaning set forth h1 Section 6.1(a).
(u) "Quote" shall mean a Price quote issued by Rise to Distributor in accordance with Section 7.2(f).

Distributor Agreement	page 1 of 11	07/30/98


(v) "Report Date" has the meaning set forth in Section 5.1.
(w) Shipment" shall mean that portion of an Order containing all scheduled shipments that fall inside or outside of a specified time frame.
(x) "Shipment Date" shall mean the date the Shipment is scheduled to be shipped from Rise to Distributor.
(y) "SP Pricing" shall mean the one of the methods for pricing Products to Distributor specified under Section 7.2.
(z) "Territory" shall mean the territory or territories identified in Exhibit B.

ARTICLE 2. APPOINTMENT

Section 2.1 Grant
Subject to the terms and conditions of this Agreement, Rise hereby appoints Distributor, and Distributor hereby accepts such appointment, as a non-exclusive distributor to distribute Products directly to Customers b1 the Territory.

Section 2.2 Reservations

Rise reserves the right and power to, directly and indirectly, distribute, market, advertise, promote, solicit, offer to sell, support, sub-license, and perform any other acts related to the Products in the Territory and anywhere else.

Section 2.3 Sub-distributors

Distributor shall not appoint sub-distributors or any independent sales representatives without the prior written consent of Rise, which consent shall be in Rise's sole discretion.

Section 2.4 Distributor Duties

Distributor shall use all reasonable means and diligence to distribute Products and to otherwise perform its duties under this Agreement, including:

(a) Distributing, marketing, advertising, promoting, soliciting, selling, offering to sell, and supporting Products to realize the maximum sales volume of Products in the Territory;
(b) Sales, service and support in accordance with Article 3;
(c) Participating and ensuring that its personnel participates in appropriate training in accordance with Section 3.4;
(d) Purchasing and maintaining an inventory of Products sufficient to meet efficiently and prompt!' the needs of Customers in the Territory; and
(e) Providing reports, records and forecasts to, and authorizing inspections by, Rise in accordance with Article 5.
(f) Working harmoniously with Rise's sales personnel and authorized sales representatives.

Section 2.5 Rise Duties

Rise will reasonably assist Distributor in performing its duties hereunder as follows:
(a) Provide training and assistance as set forth in Section 3.4;
(b) Provide Documentation, other material, and technical and sales support and assistance as set forth in Article 3.

Section 2.6 Distributor Remuneration
'The difference between the Price for Products paid to Rise by Distributor and the price for such Products paid to Distributor by its Customers shall be Distributor's sole remuneration under this Agreement.

Section 2.7 Costs and Expenses

Except as otherwise expressly provided herein, Distributor shall solely bear all costs and expenses of performing its obligations hereunder, including all taxes, duties, and other costs and expenses.

Rise shall bear the costs of making available Documentation under

Section 3.1 (b) and training under Section 3.4. Without limiting the foregoing, Rise shall not be liable for any costs or expenses incurred without its prior written authorization.

ARTICLE 3. SALES, SERVICE, SUPPORT AND TRAINING

Section 3.1 Sales and Sales Support

(a) Distributor shall maintain resources, facilities, and a competent sales force as necessary to meet its distribution and related obligations under this Agreement. Upon Rise's request, Distributor shall provide information related to such resources, facilities, and sales force to Rise.
(b) Rise will make available to Distributor reasonable quantities of Documentation and such technical and sales support and assistance as Rise, h1 its sole discretion, deems necessary and makes generally available to similarly situated distributors.

Section 3.2 Product Support

Distributor shall provide prompt technical support to its Customers, including:

(a) Maintaining trained and competent technical and engineering personnel to answer Customers' questions regarding Products; and
(b) Fully cooperating with Rise should Rise furnish any such support.

Section 3.3 Service

Distributor shall provide prompt and effective service for Products h the Territory. Such service shall include:

(a) Assisting Customers in returning to Distributor defective Products covered by Rise's warranty;
(b) Reporting all problems to Rise in writing;
(c) Providing sufficient information to enable Rise to duplicate reported Product problems; and
(d) Fully cooperating with any Rise service and any Customer returns as requested by Rise.

Section 3.4 Training

As requested by Rise, Distributor shall participate and shall ensure that its personnel and any other individuals involved h1 meeting Distributor's obligations hereunder participate h1 any training programs offered by Rise. Rise shall provide such training as Rise deems necessary to assist Distributor h1 carrying out its duties under this Agreement.

ARTICLE 4. TRADEMARKS/TRADE NAMES

Section 4.1 Use of Rise Trademarks

(a) Rise hereby grants to Distributor a non-exclusive right to use the Rise trade names and trademarks set forth in Exhibit G ("Rise's Trademarks") during the tend of this Agreement for the purposes of identifying itself to the public as an authorized distributor of the Products and for distributing, marketing, advertising, promoting, soliciting, selling, offering to sell, supporting and servicing of any Products purchased hereunder. Distributor shall submit samples of each use of Rise's trade names or trademarks to Rise for pre-approval; and Distributor shall not use any trade name of trademark of Rise without such pre-approval in writing. Unless they are exact copies of those used by Rise, all representations of Rise's Trademarks that Distributor intends to use shall first be submitted to Rise for approval of design, color, placement and other details. Without limiting the foregoing, if any of Rise's Trademarks are to be

	Distributor Agreement	page 2 of 11	07/30/98



used in conjunction with another trademark, then Rise's mark shall be presented equally legibly, equally prominently, but nevertheless separated from the other so that each appears to be a mark in its own right, distinct from the other mark.
(c) Distributor shall obtain no rights with respect to any of Rise's Trademarks, other than the rights set forth herein. Distributor hereby assigns to Rise any such right, title and interest exceeding the rights granted herein that Distributor may obtain in Rise's Trademarks and the associated goodwill. All goodwill arising out of any uses of Rise's Trademarks will inure solely to the benefit of Rise.
(d) If, during the term of this Agreement, Distributor challenges or assists others to challenge Rise's Trademarks, or the registration thereof, this Agreement shall terminate automatically in the minimum time allowed by law.
(e) Distributor shall not attempt to register any trademarks, marks or trade names confusingly similar to those of Rise in any country.
(f) Distributor shall fully comply with all guidelines, if any, communicated by Rise to Distributor concerning the use of Rise's Trademarks.

Section 4.2 Restrictions

(a) Distributor shall not alter or remove any Rise's Trademarks applied to the Products or the Documentation provided by Rise to Distributor.
(b) Except as expressly set forth in this Article 4, Distributor shall have no right in, or to use, any trademark, trade name, logo, service mark or other mark, identification, or name of Rise.

Section 4.3 Use of Distributor Trademarks
Rise may state publicly that Distributor is a distributor of Rise's products, and Distributor hereby grants to Rise the right to reproduce Distributor's logos, trademarks, and trade names in connection with its rights under this Section 4.3.

ARTICLE 5. REPORTS, RECORDS, INSPECTIONS AND FORECASTS

Section 5.1 Point of Sale Reports
Within fifteen (15) business days after the last day of each calendar month (each such date a "Report Date"), Distributor shall deliver to Rise a completed Point-of-Sale Report containing the Customer's name and address, ship-to address, bill-to address, ship date, quantity, Rise part number, and Customer price, an example of which is in Exhibit D.

Section 5.2 Inventory Reports

On each Report Date, Distributor shall deliver to Rise a completed Inventory Report, an example of which is set forth in Exhibit E, showing Distributor's inventory of Products at the end of the prior month by Rise part number, quantity, location, purchase price, purchase date, Distributor PO number, and Rise invoice number.

Section 5.3 Inventory Inspection

Distributor shall make its inventory available for Rise's inspection as Rise may from time to time request upon reasonable notice to Distributor.

Section 5.4 Records and Reports
Distributor shall maintain records of purchases, resales, returns, backlogs, inventory and any other information required to be reported to Rise hereunder. Distributor shall permit Rise's inspection of such records (including computer database records) as Rise may from time to time request. Distributor shall supply to Rise any relevant information including information pertaining to

Distributor's purchases, resale, returns, backlogs, or inventories of Products, as Rise may request. Distributor shall maintain such records for five (5) years from the date of the transaction to which the records relate.

Section 5.5 Forecasts

During the third week of each month, Distributor shall provide Rise with a written forecast of Distributor's anticipated sales, by potential Customer, Product part number, volume, and intended Shipment Date for the twelve (12) month period beginning on the first day of the next month. Such forecasts shall constitute good faith, non-binding estimates by Distributor. Distributor shall provide weekly updates to such forecasts if requested by Rise.

ARTICLE 6. PURCHASE PROCEDURES AND ORDERS

Section 6.1 Purchase Orders

(a) Distributor shall initiate ail orders for Products by written instructions sent to Rise via fax, mail, electronic mail or any written form ("Purchase Order"). Rise will not be obligated to accept verbal orders.
(b) All Purchase Orders shall specify the Products ordered by part number, requested quantities, requested delivery date, Prices, and any shipping instructions.
(c) All Purchase Orders are subject to Rise's then current lead times that shall be communicated by Rise to Distributor upon Distributor's request. Rise may change its lead times in its sole discretion.
(d) The total for all items on each Purchase Order must be no less than ten thousand dollars ($10,000), and the total for each Product line item on each Purchase Order must be no less than five thousand dollars ($5,000).
(e) All Purchase Orders shall be governed by and incorporate the terms of this Agreement. Any terms set forth in a Purchase Order that purport to limit, add to, vary, alter, supplement, or modify the terms of this Agreement are hereby rejected by Rise and shall be of no force or effect.

Section 6.2 Acknowledgment

(a) Purchase Orders, Change Orders, and Cancellation Orders are subject to acceptance by Rise. Only acceptance in the form of a written acknowledgment (''Acknowledgment'') from Rise shall be binding on Rise. Rise shall have no obligation to Distributor or any third party with respect to Purchase Orders, Change Orders, or Cancellation Orders for which Rise does not issue an Acknowledgment. Partial acceptance of a Purchase Order, Change Order, or Cancellation Order shall not constitute acceptance of the entire Purchase Order, Change Order, or Cancellation Order. Purchase Orders, Change Orders, or Cancellation
Orders for which Rise does issue an Acknowledgment ("Orders") shall be binding upon Rise only to the extent specified in the Acknowledgment.
(b) An Acknowledgment shall either: (i) confirm Distributor's requested shipment and delivery dates; or (ii) specify alternative dates.
Shipping dates set forth h1 an Acknowledgment are estimates only; Distributor acknowledges that such dates may change due to unpredictable market trends, and Rise, in its discretion, may make shipments and deliveries within a reasonable time of such dates. An Acknowledgment may set, add to or vary payment and credit terms with respect to each Purchase Order.
(c) Provided Distributor does not send to Rise a written objection to Rise's Acknowledgment within ten (10) days of the date of such Acknowledgment, Distributor's Purchase Order, to the extent of, and as may be amended or supplemented by, such

	Distributor Agreement	page ~ of 11	07/30/98



Acknowledgment, shall constitute a binding obligation on Distributor to purchase Products in accordance with the terms thereof and this Agreement.

Section 6.3 Changes and Cancellations

(a) General. Distributor must issue written instructions ("Change Order" or "Cancellation Order") to initiate all requests to change or cancel an Order. Orders will not be changed or canceled without an Acknowledgment of the Change Order or Cancellation Order. Changes or cancellations not in accordance with this Section 6.3 may be subject to charges for costs or losses incurred by Rise.
(b) Obligated Shipment. Whenever the present calendar date falls within the time period delimited by thirty (30) days prior to the Current Shipment Date and the Current Shipment Date, that Shipment becomes an "Obligated Shipment."
(c) Cancellations. Shipments (but not Obligated Shipments) may be canceled at any time provided that the Cancellation Order is received by Rise at least thirty (30) days prior to the Current Shipment Date. Obligated Shipments are non-cancelable regardless of any cancellation or reschedule requests.
(d) Reschedules. Shipments (but not Obligated Shipments) may be delayed at any time at Distributor's discretion. Obligated Shipments may be delayed up to 30 days after the Original Shipment Date, or after the Current Shipment Date at the time the Shipment becomes an Obligated Shipment (whichever is later), provided that the Change Order is received by Rise at least seven (7) days prior to the Current Shipment Date. Shipments may be accelerated from the Current Shipment Date only at Rise's discretion.
(e) Quantity changes. A Change Order that requests a quantity change will be treated as a reschedule, a Cancellation Order, a new Purchase Order or any combination of these, as the case dictates.
(f) Product Changes. A Change Order that requests a change in Product will be treated as a Cancellation Order and new Purchase Order. For the purpose of this Section 6.3, a change in the Rise part number used for order entry will be considered a change in Product.
(g) Administrative Changes. Changes in the bill-to, ship-to, shipping method, etc. may be made provided that the Change Order is received by Rise at least seven (7) days prior to the Current Shipment Date, or such longer time as is reasonably required by Rise to affect the change.
(h) Non-standard goods and services. Sections 6.3 (b) - (g) applies to Orders for standard goods shipped to Distributor and to other Customers according to Rise's standard methods and procedures. Orders for non-standard goods, or any additional services, may be changed or canceled provided Distributor gives written notice longer than the lead-time quoted for those goods or services.

Section 6.4 Shipment and Risk of Loss

(a) Products delivered pursuant to this Agreement shall be packed for shipment in Rise's standard shipping cartons, marked for shipment to the destination specified in Distributor's Purchase Order, and delivered to the carrier agent FOB Rise's shipping location, at whicl1 time risk of loss shall pass to Distributor and Rise's delivery obligations are deemed fulfilled.
(b) The thee of delivery shall be the time at which the Products are ready for pickup by the carrier.
(c) Rise shall select the carrier and shipping method unless Distributor's Purchase Order specifies a carrier and shipping method from Rise's approved carrier list specified in the DPPM, as may be amended by Rise from time to time.
(d) Distributor shall pay all freight, insurance, and other shipping expenses, as well as expenses for any special packing requested by Distributor and provided by Rise.
(e) All shipments and charges set forth on any invoice will be deemed correct unless Rise receives from Distributor, no later than fifteen
(15) days after the date of shipment, a written notice specifying the shipment, the Purchase Order number, and the exact nature of the discrepancy between the order and the shipment in number or type of Products shipped, or freight

Section 6.5 Product Changes (30 Days notice)

Rise may, from time to time in its sole discretion, without incurring any liability to Distributor with respect to any previously placed or accepted Purchase Order: (i) discontinue or limit its production of any Product;
(ii) allocate, terminate or limit deliveries (which are contingent upon market trends) of any Product h1 thee of shortage; (iii) modify the design of, specifications for, or construction of any Product, provided the modification has equivalent fond, fit and function; and (iv) Upon reasonable notice to Distributor, change its distribution policies not inconsistent with the terms of this Agreement. Rise shall amend Rise's Product List following such changes and send Distributor a copy of such amended Product List.


ARTICLE 7. PRICING

Section 7.1 Price to Customer
Notwithstanding anything to the contrary set forth in this Article 7, Distributor solely shall determine the actual prices for Products sold to its Customers.

Section 7.2 Distributor Pricing
(a) Unless otherwise provided, all Prices are in U. S. dollars, FOB Rise's shipping point, include packaging for domestic shipment, and are exclusive of any other amounts including without limitation fees for export, special packaging, transportation and insurance. If not otherwise arranged by Distributor, charges for transportation, special packaging, etc. will be added to Distributor's invoice.
(b) All Prices are for standard goods and services and are subject to adjustment for any specification, teens, procedures or other requests of Distributor that are non-standard to Rise.
(c) Distributor shall designate on each Purchase Order whether it wishes to purchase the Products covered by such Purchase Order under SP
Pricing or under CP Pricing.
(d) The purchase Price payable to Rise for Products under SP Pricing shall be as set forth under the heading 'Distributor Price' in Rise's then-current published price list ("Price List"), or as otherwise indicated on a Rise Quote that specifies SP Pricing. Exhibit C is Rise's current Price List as of the Effective Date. The Price List may be changed at any time by Rise with 30 day notice.
(e) The purchase Price payable to Rise for Products under CP Pricing shall be as indicated on a Rise Quote that specifies CP Pricing.
(f) Offers to sell Product under certain terms ("Quotes") shall only be valid if made by Rise in writing. Each Quote shall specify the Price and whether it is calculated using SP Pricing or CP Pricing, the part number, and the quantity of the Products to which such Quote applies. Quotes may also specify availability of the Products to which such Quote applies. If availability is not specified, or if availability is (explicitly or implicitly) specified as a lead-time, then the Quote shall expire automatically thirty (30) days from the date of the Quote.
If availability is specified as a fixed calendar date, then the Quote

	Distributor Agreement	page 4 Of 11	07/30/98



shall expire automatically three (3) days from the date of the Quote.

Section 7.3 Price Changes
Rise may amend its Price List and, except as provided herein, otherwise change or adjust the Price for Products at any time without notice. A change to the Price List may result in either an increase in the Price ("Price Increase") or a reduction in the Price ("Price Decrease") for the relevant Product. The Price List or Quote shall state the effective date of any Price change. Prices shall apply to all purchases under Purchase Orders received at any time after the effective date of any Price change.

Section 7.4 Prices Increases
Except for Obligated Shipments, Price Increases shall apply to all Shipments made after the effective date of such Price Increase.

(with 30 day notice)

Section 7.5 Rights Under CP Pricing
If Distributor selects CP Pricing, then between the time of the Order and the thee Products are shipped by Rise to Distributor, Distributor shall be entitled to Price Protection under section 7.7 (a).

Section 7.6 Rights Under SP Pricing

If Distributor selects SP Pricing, then between the time of the Order and the time Products are shipped by Rise to Distributor, Distributor shall be entitled to Price Protection under section 7.7 (a) and, during the time Products are held in Distributor's inventory, shall be entitled to:

1. Price Protection under Section 7.7 (b).
2. Special Pricing Authorization, in accordance with the Ship and Debit Program described in Section 7.8, if necessary to Meet Competition.
3. Stock Rotation privileges in accordance with Section 7.9. 4.
Obsolete Product Protection in accordance with Section 7.10.

Section 7.7 Price Protection
(a) For all Products, if the effective date of a Price Decrease is between the time of the Order and the time Products are shipped by Rise to Distributor, Rise shall adjust the Price paid by Distributor by reducing Distributor's backlog in accordance with the Price Decrease.
(b) For Products that have been purchased by Distributor under SP Pricing, if there is a Price Decrease during the time Products are held in Distributor's inventory, Rise shall allow a Credit for those Products in accordance with Section 7.11.

Section 7.8 Ship and Debit Program
Meeting Competition. For Products that have been purchased by Distributor under SP Pricing and are currently held in Distributor's inventory, if Distributor in good faith believes with respect to a particular sale of Products to a Customer that:

1. Distributor must reduce the price to such Customer compared to the price at which Distributor otherwise sells Products in order to meet an equally low price of a competitor; and
2. Distributor could not reduce such price to its Customer and maintain a reasonable profit on such sale, then Distributor shall be entitled to request a Special Pricing Authorization ("SPA") in which Rise reduces the effective Price of such Products to Distributor h accordance with the following procedure.
In order to obtain a SPA to Meet Competition, Distributor shall complete and submit to Rise a SPA Request, the form of which is specified in the DPPM. Upon receipt of the SPA Request, and any other relevant information that Rise may reasonably request, Rise shall evaluate the request. If Rise is prepared to reduce the effective Price to allow Distributor to Meet Competition for the specific Customer situation, then Rise will issue a SPA that may be used in connection with Distributor's request for Credit. The amount of the Credit, if any, shall be in Rise's sole discretion. Within ten (10) days after receiving the SPA (or within such other time as specified in the SPA), Distributor shall sell such Products to such Customer at the price specified in the SPA and request a Credit from Rise in accordance with Section 7.11.

Section 7.9 Stock Rotation Program
For Products that have been purchased by Distributor under SP Pricing and are currently held in Distributor's inventory, Distributor will be allowed to replace a portion of such Product ("Stock Rotation") if Distributor wishes to replace slow moving Products. For the purpose of this section 7.9, "slow moving Products" are defined as Products that have date codes at least six (6) months old but not more than eighteen (18) months old and are not Obsolete Products. Distributor may be required to demonstrate to Rise that Distributor's warehouse reasonably complies with FIFO procedures to be eligible for this program. In order to participate in the Stock Rotation program, Distributor shall comply with the following:

(a) With Rise's approval, which approval shall not be unreasonably withheld, every six (6) months, or longer, Distributor may make a return of slow moving Products in exchange for other Products ordered simultaneously with the return.
(b) Except for Products purchased under Distributor's first Purchase Order for each Product, the maximum value of all slow moving Products returned during each Stock Rotation shall be limited to five percent
(5%) of Distributor's net purchases from Rise under SP Pricing during the preceding six (6) month, or longer, period since the last stock rotation. There shall be no limit for Products resumed during any Stock Rotation for Products purchased under Distributor's first Purchase
Order for each Product.
(c) To make a return, Distributor must request a RMA by submitting a completed Stock Rotation request, the form of which is to be specified in the DPPM. At the same thee, Distributor must place a Purchase Order with Rise for equivalent value with a notation that the Purchase Order is associated with the Stock Rotation RMA.
(d) Upon receipt of the Stock Rotation RMA request and the associated Purchase Order, and any other relevant information that Rise may reasonably request, Rise shall evaluate the request. If all the conditions of this section 7.9 have been met, Rise shall issue the RMA number and Acknowledge the associated Purchase Order.
(e) Upon receiving the RMA number, Distributor shall return the Products to Rise according to Section 9.3.

Section 7.10 Obsolete Product Protection
For Products that have been purchased by Distributor under SP Pricing and are currently held in Distributor's inventory, Distributor will be allowed to return all such Products that are discontinued by Rise. To participate in this program, Distributor must comply with the following:

(a) Rise shall give at least thirty (30) days notification to Distributor that Products are to be discontinued.
(b) Within thirty (30) days of the date Products are discontinued, Distributor shall submit an RMA request to Rise for all discontinued Products purchased under SP Pricing that are still held in Distributor's inventory.
(c) Upon receipt of the RMA Request, Rise shall evaluate the request, Distributor's records and Rise's records to ascertain

	Distributor Agreement	page 5 Of 11	07/30/98



the validity of the request. If all the conditions of this section 7.10 are met, Rise will issue the RMA number.
(d) Upon receiving the RMA number, Distributor shall return the Products to Rise according to Section 9.3.

Section 7.11 Credits
Rise may from time to time grant Credits to Distributor to be used against Distributor's account receivables.

(a) Credit for Price Decreases. If a Price Decrease occurs during the time that Products purchased under SP Pricing are in Distributor's inventory, Distributor shall be entitled to a Credit for those Products provided that Distributor complies with the following:
1. Within thirty (30) days of the effective date of the Price Decrease, Rise may request an inspection of Distributor's inventory.
2. Distributor shall facilitate the inspection by freezing its inventory of Products and making all pertinent records and facilities available for inspection by Rise.
3. Distributor shall supply Rise with an inventory report that includes all Products, including those purchased under SP Pricing and those purchased under CP Pricing, held in inventory at the time of inspection.
4. Distributor shall permit Rise to inspect Distributor's inventory and records to verify the amount of the Credit. Rise shall have no obligation to issue any such Credit until Rise so verifies the amount.
5. Distributor shall submit its form of a Credit request to Rise and shall coordinate the application of any Credit given to the invoice specified by Rise.
6. The amount of any Credit given shall be as determined by Rise in Subsection 7.11 (a) 4.

(b) Credit for SPA. If it is necessary to Meet Competition as defined in
Section 7.8, Distributor shall be entitled to a Credit provided Distributor complies with all of section 7.8 and completes the following. Within thirty (30) days of shipping Products under the SPA, Distributor must submit to Rise a copy of the SPA Request, a copy of the SPA issued by Rise, and a copy of Distributor's invoice to Customer. If approved, the amount of the Credit in this instance shall be that specified in the SPA.
(c) Credit for RMA. If Distributor properly returns Products to Rise under the RMA procedures authorized under Sections 7.9, 7.10, 9.1 or 9.4, Distributor shed be eligible for a Credit to the extent provided under those Sections. If approved, the amount of the Credit in these instances shall be as specified hi the RMA.
(d) Credit Adjustments. Any Credit granted by Rise shall be adjusted to reflect any prior Credit(s) given for the same Products.
(e) Credit Authorization. The granting of a Credit by Rise, for any reason, shall not be effective until Rise issues a written Credit authorization to Distributor. The Credit authorization shall entitle Distributor to a reduction in amounts otherwise payable to Rise and no Credit shall entitle Distributor to any payment from Rise. Distributor must make the payment reductions only on the particular invoice(s) specified in the Credit authorization.
(f) Separate Records. Distributor shall maintain separate and adequate accounts payable records for Products purchased under SP Pricing and under CP Pricing to facilitate the coordination of any Credit(s) that may occur under this Section 7.1 1.

ARTICLE 8. PAYMENT

Section 8.1 Currency, Miscellaneous Charges. Remittance
Payment shall be in U.S. Dollars. Payment shall be in an amount equal to the Price for the Products (as set forth in the Acknowledgment) plus all applicable taxes, shipping charges, and other charges to be borne by Distributor as provided in this Agreement. Distributor shall pay all exchange, interest, banking, and collection charges. Payment shall be made directly to Rise at the address set forth in Section 15.7, or at such other address as may be designated by Rise in writing.

Section 8.2 Payment Terms with Credit
To be eligible for credit, Distributor must apply for credit from Rise and provide Rise with an audited financial report. Rise shall review Distributor's financial conditions and, if, in Rise's sole judgment, Distributor is creditworthy, approve Distributor's credit application. Rise may revoke such approval at any time if there is a change in Distributor's financial condition. The payment terms in this Section 8.2 will apply only during the time that Distributor has an approved credit application.

(a) Rise shall invoice Distributor upon shipment of each Order. If all Products in an Order are not shipped at the same time, Rise shall invoice Distributor at the time of shipment for the Products that are shipped.
(b) Unless otherwise specified h1 an Acknowledgment, Payment for all Products purchased hereunder by Distributor shall be due net thirty
(30) days from date of Rise's invoice.
(c) A service charge of one and one half percent (1.5%) per month, or, if less, the maximum rate allowed by law, shall apply to Distributor's outstanding balance on any invoice that has not been paid h1 full within thirty (30) days from date of invoice.

Section 8.3 Payment Terms without Credit
Except during the time that Distributor has an approved credit application, Distributor shall pay COD (or other means of guaranteed payment acceptable to Rise) for all shipments.

Section 8.4 Taxes, Duties, Tariffs and License Fees
Prices do not include any taxes (including any excise, sales, use, value added, withholding, and similar taxes), customs duties, tariffs or license fees and payments to Rise are payable in full without reduction for any such taxes, duties, tariffs or fees. Distributor shall be responsible for and shall indemnify Rise for any and all taxes, customs duties, tariffs and license fees paid or payable, however designated, levied, or based on payments to Rise hereunder or On Distributor's or a Customer's use or possession of Rise Products, but exclusive of United States federal, state and local taxes based on Rise's net income. When Rise has the legal obligation to pay or collect any such taxes or charges, excluding taxes on the net income of Rise, the appropriate amount shall be invoiced to Distributor and paid by Distributor within thirty (30) days of the date of invoice unless Distributor provides Rise with a valid tax or other exemption certificate issued or authorized by the appropriate authority. Distributor shall provide Rise with official receipts issued by the appropriate taxing or other authority or such other evidence as is reasonably requested by Rise to establish that sucl1 taxes or charges have been paid. In the event that any taxes, duties, tariffs, or license fees are exempted, Distributor shall provide Rise, at least one (1) week prior to any scheduled shipping date, an exemption certificate issued by the appropriate authority or such other evidence as is reasonably requested by Rise to establish such exemption.

Section 8.5 Exports

Payment for Products to be exported shall be made by a confirmed, irrevocable letter of credit ("LOC") from a bank or other financial

	Distributor Agreement	page 6 Of 11	07/30/98



institution that Rise designates in writing. Payment by such LOC shall be made against Rise's invoice upon delivery of Rise's then-standard shipping documents and shall be sufficient to cover the full amount of the invoice and any other payments related to such Products that are owed.

Section 8.6 Title
Rise shall retain title to all Products for which Rise has not received full payment.

ARTICLE 9. Rejection/Return

Section 9.1 Inspection and Rejection
Distributor may inspect all Products it receives from Rise. Distributor may reject any defective Product, provided that Distributor notifies Rise of its rejection and returns such Product within thirty (30) days after receipt thereof in accordance with the procedure set forth in Section 9.3. Products shall be deemed accepted if Distributor fails to act within the foregoing time period.

Section 9.2 Rise Evaluation
(a) In the event that Rise determines that the returned Product is defective and properly rejected by Distributor, Rise shall, at its option, either (i) repair or replace such Product, or (ii) issue a Credit for the value of such defective Product. Rise shall return to Distributor, freight prepaid, all repaired or replaced Products properly rejected by Distributor.
(b) In the event that any rejected Product is determined by Rise to not be defective, or to have been modified or subjected to unusual electrical or physical stress, misuse, abuse or unauthorized repair, Distributor shall reimburse Rise for all costs and expenses related to the inspection, repair, if any, and return of such Product to Distributor.

Section 9.3 Return Procedures
(a) If Distributor wishes to return Product to Rise, Distributor shall request a Return Material Authorization ("RMA") number from Rise. The RMA request must be accompanied by complete technical and other information detailing the reason for the return, and Rise will not be obligated to authorize a return without such information. No Product may be returned to Rise without a RMA number issued by Rise.
(b) Within ten (10) days after receiving the RMA request, Rise shall either reject the request or issue an RMA number for all of the Product or for a sample of the Product to be returned to Rise. If Rise issues a RMA for a sample, then upon receipt of such sample Rise shall evaluate the sample and determine if the balance is to be returned. If Rise determines, in Rise's sole judgment, that the balance should be returned, then Rise will issue an RMA for the balance of the Product.
(c) Within ten ( 10) days after receiving the RMA number, Distributor shall return the Product, or sample of the Product, accompanied by the RMA number. Rise shall pay the freight and insurance for such return.
(d) Any Product returned to Rise by Distributor as authorized under this Agreement must be packed in its original packing material, or the equivalent, with the RMA number prominently displayed and must include all documentation and other information requested by Rise in the DPPM.
(c) Rise may refuse to accept returns of any Product not packed and shipped as provided in this Section 9.3.

Section 9.4 Customer Returns
Distributor shall be responsible for all Customer returns of Product, and shall not refer any Customer to Rise regarding returns. If a Customer returns Products to Distributor, Distributor shall accept such returns according to its policies therefor and may request an RMA pursuant to
Section 9.3.

ARTICLE 10. PRODUCT WARRANTIES

Section 10.1 Customer Warranty
Rise may offer a warranty, in the form of Exhibit F ("Rise Product Limited Warranty") with respect to Products sold to Customers. Any such Rise Product Limited Warranty shall apply to Distributor only to the extent that Distributor purchases Products as an end user.

Section 10.2 Distributor Covenants
(a) Distributor shall assure that all Products sold by Distributor to Customers are accompanied by the Rise Product Limited Warranty.
(b) Distributor shall not: (i) grant, or purport to grant, to Customers by, or on behalf of, Rise, a warranty of greater scope or duration than that set forth in the Rise Product Limited Warranty; (ii) accept, or purport to accept, by or on behalf of Rise, liability of greater scope than that provided in the Rise Product Limited Warranty; or (iii) fail to disclaim implied warranties and limit remedies and liabilities, by and on behalf of Rise, to at least the same extent set forth in the Rise Product Limited Warranty.
(c) In accordance with Article 12, Distributor shall indemnify and hold harmless Rise against any damages, costs, expenses, liabilities, or other losses that Rise may suffer or incur as a result of a breach by Distributor of the foregoing.

Section 10.3 Warranty Assistance
In the event that a Customer returns a Product to Distributor for failure to conform to the Rise Product Limited Warranty, Distributor shall obtain Tom such Customer a detailed explanation of any alleged nonconformity and suspected defect, including complete information and explanation of the application in which the Product was used, of any failure symptoms exhibited by the Product and such application, and any other information related to the alleged failure or defect. Distributor shall return any such Products to Rise in accordance with the return procedures set forth h1 Section 9.3.

Section 10.4 Dangerous Applications

THE PRODUCTS ARE NOT INTENDED OR SUITABLE FOR USE, AND SHALL NOT BE USED, AS COMPONENTS IN LIFE SUPPORT DEVICES OR SYSTEMS OR ANY AVIATION, NUCLEAR, OR OTHER APPLICATION THAT PROTECTS, SUPPORTS, OR SUSTAINS LIFE, WHERE THE FAILURE OF SUCH COMPONENT TO PERFORM CAN REASONABLY BE EXPECTED TO RESULT IN SIGNIFICANT BODILY INJURY, CAUSE THE FAILURE OF, OR AFFECT THE SAFETY OR EFFECTIVENESS OF SUCH DEVICE, SYSTEM OR APPLICATION.

ARTICLE 11. WARRANTIES, INDEMNI1 1ES AND DISCLAIMERS

Section 11.1 Mutual Representations and Warranties
Each Party represents and warrants to the other that: (i) it has the right and power to enter into this Agreement and to fulfill its obligations hereunder; and (ii) entering into, and performance of its obligations under, this Agreement does not and will not violate any agreements between such Party and any third parties.

	Distributor Agreement	page 7 of 11	07/30/98



Section.11.2 Intellectual Property Warranty
Rise represents and warrants to Distributor that, to Rise's knowledge on the Effective Date, the Products do not infringe any third party's patent, copyright, mask work or trade secret rights arising under any state or federal laws of the United States. The foregoing warranty shall not apply to the extent that the infringement arises from the use of a Product in a manner for which it was not intended or in any equipment or assembly, circuit, combination, method, or process where the Product used alone would not have infringed a third party's rights.

Section 11.3 Mutual Indemnity
(a) Except for matters covered by Section 11.4, each Party (an "Indemnifying Party") shall indemnify, defend and hold harmless the other and its officers, directors and employees (an "Indemnified Party"), from and against any and all losses, damages, third party claims and liability (including reasonable defense costs and reasonable legal fees) to the extent directly and proximately caused by a breach by the Indemnifying Party of this Agreement, including any representations and warranties hereunder.
(b) As a condition to the foregoing indemnity obligation of the Indemnifying Party, the Indemnified Party shall provide the Indemnifying Party with prompt notice of any claim for which indemnification is sought hereunder and shall cooperate in all reasonable respects with the Indemnifying Party in connection with any such claim. The Indemnifying Party shall be entitled to control the handling of any such claim and to defend or settle any such claim, in the Indemnifying Party's sole discretion, with counsel of its own choosing.

Section 11.4 Intellectual Property Indemnification
Rise shall indemnify and hold Distributor harmless against and from any and all damages and costs paid by Distributor to any third party as a result of a final adjudication of a court of competent jurisdiction that Rise has breached any warranty set forth in Section 11.2; provided that Rise is promptly informed in writing and furnished a copy of each communication, notice or other action relating to any claim, suit or proceeding out of which such breach and costs and damages arise and Rise is given all authority, information and assistance necessary to defend, settle or otherwise remove or avoid any such claims, suits or proceedings. Rise shall have the sole discretion under this Section 11.4 to defend, settle or otherwise remove or avoid any claim, suit or proceedings relating to such costs and damages.

Section 11.5 Intellectual Property Remedy
(a) In the event of a breach by Rise of the warranty set forth in Section 11.2, Rise shall, at its discretion, either: (i) purchase at no cost to Distributor a license to permit Distributor to continue to distribute Products in accordance with the terms of this Agreement; or (ii) repurchase any Products previously shipped to Distributor that Distributor has not sold.
(b) ARTICLE 11 STATES THE ENTIRE LIABILITY AND OBLIGATIONS OF RISE AND THE EXCLUSIVE REMEDY OF DISTRIBUTOR WITH RESPECT TO INFRINGEMENT OF ANY INTELLECTUAL PROPERTY RIGHTS BY THE PRODUCTS AND WITH RESPECT TO A
BREACH OF RISE'S WARRANTIES SET FORTH IN ARTICLE 11.

Section 11.6 Disclaimer of Warranties
EXCEPT AS EXPRESSLY SET FORTH HEREIN, RISE MAKES NO WARRANTIES, EXPRESS, STATUTORY, IMPLIED, OR OTHERWISE TO DISTRIBUTOR OR CUSTOMERS, AND RISE SPECIFICALLY HEREBY DISCLAIMS ALL OTHER EXPRESS AND IMPLIED WARRANTIES, INCLUDING WARRANTIES OF NON-INFRINGEMENT, MERCHANTABILITY AND FITNESS FOR A PARTICULAR PURPOSE.

ARTICLE 12. LIMITATION OF LIABILITY
RISE'S TOTAL AGGREGATE LIABILITY TO DISTRIBUTOR ARISING OUT OF OR RELATING TO THIS AGREEMENT, INCLUDING UNDER ARTICLE 11, SHALL NOT EXCEED THE AGGREGATE AMOUNTS PAID BY DISTRIBUTOR TO RISE HEREUNDER.

IN NO EVENT SHALL EITHER PARTY BE LIABLE FOR LOST USE, PROFITS, REVENUE, COST OF PROCUREMENT OF SUBSTITUTE GOODS, OR ANY OTHER SPECIAL, INDIRECT, RELIANCE, INCIDENTAL, OR CONSEQUENTIAL DAMAGES, HOWEVER CAUSED AND UNDER ANY THEORY OF LIABILITY, WHETHER BASED IN CONTRACT, TORT (INCLUDING NEGLIGENCE), OR OTHERWISE.

THE FOREGOING LIMITATIONS SHALL APPLY REGARDLESS OF WHETHER THE PARTY AGAINST WHOM LIABILITY IS ASSERTED HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGES AND NOTWITHSTANDING THE FAILURE OF ESSENTIAL PURPOSE OF ANY LIMITED REMEDY.

ARTICLE 13. CONFIDENTIALITY AND PROPRIETARY RIGHTS

Section 13.1 Confidentiality
(a) "Confidential Information" shall mean any information Rise discloses to Distributor, which, (i) if in written, graphic, machine-readable or other tangible form, is marked as "Confidential" or "Proprietary," (ii) if disclosed orally or by demonstration, is identified at the time of initial disclosure as confidential and confirmed in writing to be ''Confidential'' within thirty (30) days of such disclosure; or (iii) is otherwise deemed to be confidential by the terms of this Agreement.
(b) Confidentiality Obligation. Distributor shall treat as confidential all of Rise's Confidential Information and shall not use such Confidential Information in any way, for Distributor's own account or the account of any third party, nor disclose to any third party any Confidential Information except as expressly permitted under this Agreement. Without limiting the foregoing, Distributor shall use at least the same degree of care which it uses to prevent the disclosure of its own confidential information of like importance, but in no event less than reasonable care, to prevent the disclosure of Rise's Confidential Information. Distributor shall not publish any technical description of the Products beyond the description thereof published by Rise.
(c) Confidential Information Exclusions. Notwithstanding the provisions of Subsection 13.1(a), Confidential Information shall exclude information that Distributor demonstrates: (i) was independently developed by Distributor without any use of Rise's Confidential Information or by Distributor's employees or other agents (or independent contractors hired by Distributor) who have not been exposed to Rise's Confidential Information; (ii) becomes known to Distributor, without restriction, from a source other than Rise, without breach of this Agreement, that had a right to disclose it; (iii) was in the public domain at the time it was disclosed or becomes in the public domain through no act or omission of Distributor; or (iv) was rightfully known to Distributor, without restriction, at the time of disclosure. In the event that Confidential Information

	Distributor Agreement	page 8 of 11	07/30/98



is disclosed pursuant to an order or requirement of a court, administrative agency, or other governmental body, Distributor shall provide prompt notice thereof to Rise and shall use its best efforts to obtain a protective order or otherwise prevent public disclosure of such information.
(d)Remedies. Unauthorized use by Distributor of Rise's Confidential Information will diminish the value of such information. Therefore, if Distributor breaches any of its obligations in this Agreement with respect to confidentiality or use of Confidential Information, Rise shall be entitled to seek legal and equitable relief to protect Rise's interests, including but not limited to injunctive relief and money damages.
(e) No Confidential Information of Other Parties. Distributor represents and warrants that it has not and shall not disclose to Rise, or use in the course of performance under this Agreement, any confidential information of any third party, unless such Distributor is expressly authorized in writing by such third party to do so.

Section 13.2 Proprietary Rights Notices
Distributor shall not (and shall require that its Customers do not) remove, alter, cover or obfuscate any proprietary rights notices, such as patent, copyright, mask work or trademark, or confidentiality notices, placed or embedded by Rise on or in any Product or Documentation.

ARTICLE 14. TERM AND TERMINATION

Section 14.1 Term
This Agreement shall commence upon the Effective Date and continue in full force and effect for a fixed term of three (3) years, unless earlier terminated in accordance with the provisions of this Agreement. This Agreement may be renewed for subsequent one (1) year terms only by written agreement of the Parties.

Section 14.2 Termination for Convenience
This Agreement may be terminated at any time, without cause for any reason or no reason, upon at least thirty (30) days prior written notice by the terminating Party to the other Party.

Section 14.3 Termination for Cause By Either Party
This Agreement may be terminated immediately for cause by a Party in the event that the other Party:
(a) Ceases to function as a going concern or to conduct its operations in the normal course of business;
(b) Has a petition filed by or against it under any state or federal bankruptcy or insolvency law which petition is not dismissed within sixty (60) days of its filing; or
(c) Is in default of its obligations under this Agreement and fails to cure such default within thirty (30) days after written notice thereof

Section 14.4 Purchase Orders; No Waiver
Distributor shall be obligated to accept deliveries of Products for which Purchase Orders were accepted by Rise prior to the effective date of termination of this Agreement. After any notice of termination has been delivered by either Party hereunder, deliveries of Product from Rise to Distributor, unless otherwise agreed by Rise in its sole discretion, shall require prepayment by wire transfer by Distributor to Rise. The Acknowledgment of any Purchase Order from. or the sale of any Product to, Distributor after the termination or expiration of this Agreement shall not be construed as a renewal or extension of this Agreement or any provision hereof nor as a waiver of termination of this Agreement.

Upon termination Reptron shall be liable for all deliveries within commit window only and shall inform Rise of revised or cancelled P/Os outside the commitment window,

Distributor Agreement page 9 of 11

Section 14.5 Product Repurchase
Unless this Agreement is terminated for cause by Rise, upon termination of this Agreement, Rise shall repurchase all Products purchased by Distributor under SP Pricing that Rise previously shipped to Distributor and that Distributor has not sold as of the effective date of termination of the Agreement. The repurchase price for such Products shall be the actual net invoice price paid by Distributor for such Products as adjusted for any prior Credits, and, in the case of termination for convenience by Distributor, J^3P~ additional twenty five percent JO). I 5 % ~J JO

Section 14.6 Return of Materials
Any and all Products owned by Rise or for which Rise has not received full payment and any and all specifications, drawings, photographs, samples, literature, Product information or data, financial information, business plans and unused Documentation of every kind shall remain the property of Rise. If Rise requests, Distributor will return any such materials to Rise or destroy such materials at Rise's expense.

Section 14.7 Survival
The provisions of Articles and Sections 1, 4.1 (c), 4.2 (a), 8.6, 10.2, 10.3, 10.4, 11, 12, 13, 14.4, 14.5, 14.6, and 15 shall survive the termination of this Agreement for any reason. All other rights and obligations of the Parties shall cease upon termination of this Agreement

ARTICLE 15. MISCELLANEOUS PROVISIONS

Section 15.1 Insurance
Distributor shall obtain, keep in force, and provide Rise with proof of comprehensive, general liability insurance, naming Rise as loss payee, with limits sufficient to cover the total retail value of any and all materials in Distributor's possession or in transit to Distributor, including demonstration systems, that are owned by Rise or for which Rise has not received full payment.

Section 15.2 Independent Contractors
Rise and Distributor are independent contractors, and nothing in this Agreement shall be construed to (a) give either Party the power to direct and control the day-to-day activities of the other, (b) constitute the Parties as partners, joint venturers, co-owners, employers or employees of the other or otherwise participants in a joint undertaking, or (c) authorize Distributor to create or assume any obligation on behalf of Rise for any purpose whatsoever.

Section 15.3 Entire Agreement
This Agreement, including the Exhibits attached hereto, sets forth the entire agreement and understanding of the Parties with respect to the subject matter hereof and supersedes all prior agreements relating thereto, written or oral, between the Parties. No modification of or amendment to this Agreement, nor any waiver of any rights under this Agreement, shall be effective unless in writing signed by the Party to be charged

Section 15.4 Conflicting Terms
The terms and conditions of this Agreement, including the Exhibits attached hereto, shall prevail, notwithstanding any limitations on acknowledgments or any contrary, additional, different, altering or conflicting terms in any policy, quotation, Purchase Order, sales, acceptance or acknowledgment, confirmation or any other document issued by either Party affecting the purchase and/or sale of Products. The body of this Agreement shall prevail in the event of a conflict with any of the Exhibits attached hereto.

07/30/98



Section 15.5 Export Control
None of the products or underlying information or technology subject to this Agreement may be exported or reexported, directly or indirectly, (i) into (or to a national or resident of) Cuba, Iraq, Libya, Sudan, North Korea, Iran, Syria or any other country to which the United States has chosen to embargo goods ("Embargoed Countries"); or (ii) to anyone on the U.S. Treasury Department's list of Specially Designated Nationals, the U.S. Commerce Department's Table of Denial Orders. Any and all obligations of Rise and Distributor regarding Products subject to this Agreement, as well as any other technical information or assistance, shall be subject in all respects to such United States laws and regulations as shall from time to time govern the license and delivery of technology and products abroad, including, as necessary, the International Traffic in Arms Regulations ("ITAR"), the Export Administration Act of 1979, as amended, any successor legislation, and the Export Administration Regulations ("EAR") issued by the Department of Commerce, Bureau of Export Administration ("BXA"). Distributor warrants that it will comply with all United States laws and regulations, including the ITAR and EAR, as then currently in effect. Distributor agrees that unless prior written authorization is obtained from the BXA, or the EAR explicitly permit the reexport without such written authorization, Distributor will not export, reexport, or transship, directly or indirectly, the Products or any technical data disclosed or provided to Distributor, or the direct product of such technical data, to countries, or nationals or residents of such countries, as applicable U.S. law, statute or regulation exclude from receipt of the such Products or technical data.

Section 15.G Foreign Corrupt Practices Act
In conformity with the United States Foreign Corrupt Practices Act, Distributor and its employees and agents shall not directly or indirectly make any offer, payment, or promise to pay; authorize payment; nor offer a gift, promise to give, or authorize the giving of anything of value for the purpose of influencing any act or decision of an official of any government within the Territory or the United States Government (including a decision not to act) or inducing such a person to use his or her influence to affect any such governmental act or decision in order to assist Rise in obtaining, retaining or directing any such business.

Section 15.7 Notices
Any notice, Purchase Order, Acknowledgment, report or other information required or permitted to be given under this Agreement shall be delivered
(i) by hand, (ii) first class mail, postage prepaid, to the address of the other Party as first set forth below, or to such other address as a Party may designate by written notice in accordance with this Section 15.7,
(iii) by overnight courier, or (iv) by fax with confirming letter mailed under the conditions described in (ii) above. Notice so given shall be deemed effective when received, or if not received by reason of fault of addressee, when delivered.

Rise:
Rise Technology Company
2451 Mission College Blvd
Santa Clara, CA 95054
Attn: Corporate Legal Department
Copy: Vice President of Sales

Distributor:
Reptron Electronics, Inc.
14401 McCormick Drive
Tampa, FL 333626-3021
Attn: Vice President Marketing, Semiconductors

Section 15.8 Force Majeure
Other than the payment of monies, nonperformance of either Party shall be excused to the extent that performance is rendered impossible by acts of God, fire, flood, riots, material shortages, strikes, governmental acts, man-made or natural disasters, earthquakes, inability to obtain labor or materials through its regular sources, or any other reason where failure to perform is beyond the reasonable control and not caused by the negligence of the non-performing Party. The time for performance shall be extended for the time period lost due to the delay.

Section 15.9 Non-Assignability and Binding Effect
Distributor's rights and obligations under this Agreement are personal and may not be transferred or assigned directly or indirectly except upon written consent of Rise. This Agreement shall terminate automatically if Distributor attempts to assign or transfer, voluntarily or by operation of law, directly or indirectly, any or all of its rights or obligations under this Agreement without having obtained the prior written consent of Rise. Subject to the foregoing, this Agreement shall be binding upon and inure to the benefit of the Parties hereto, their successors and assigns.

Section 15.10 Severability
If, for any reason, a court of competent jurisdiction finds any provision of this Agreement, or portion thereof, to be invalid or unenforceable, such provision of the Agreement will be enforced to the maximum extent permissible so as to effect the intent of the Parties, and the remainder of this Agreement will continue in full force and effect. The Parties shall negotiate in good faith an enforceable substitute provision for any invalid or unenforceable provision that most nearly achieves the intent and economic effect of such provision.

Section 15.11 No Waivers
The failure of either Party to require performance of any provision of this Agreement shall not affect the right of such Party to require performance at any time thereafter, nor shall the waiver of either Party of a breach or default be taken or held to be a waiver of a provision itself or a waiver of any other right hereunder.

Section 15.12 Disputes
Each Party shall pay the other Party's reasonable attorneys' fees and legal costs incurred to enforce any of the provisions of this Agreement.

Section 15.13 Arbitration and Dispute Resolution
In the event of a dispute between the Parties arising out of this agreement, the Parties shall attempt in good faith to resolve such dispute within ninety (90) days after one party gives notice of such dispute. In the event the parties cannot resolve the dispute within such time, the parties shall submit the dispute to binding arbitration to be held in Santa Clara County, California by a panel of three arbitrators knowledgeable regarding the semiconductor market.

Notwithstanding the above, either party may apply to a court of competent jurisdiction for injunctive or other equitable relief

Section 15.14 Governing Law
THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED UNDER THE LAWS OF TFIE STATE OF CALIFORNIA WITHOUT REFERENCE TO CONFLICT OF LAW PRINCIPLES. The U.N. Convention on Contracts for the International Sale of Goods shall not govern this Agreement or any counterparts hereto.

Distributor Agreement	page l0 Of 11	07/30/98



Section 15.15 Jurisdiction and Venue

The federal and state courts within the State of California shall have exclusive jurisdiction to adjudicate any dispute arising out of this Agreement. Distributor hereby expressly consents to (i) the personal jurisdiction and venue of the federal and state courts within California and (ii) service of process being effected upon it by registered mail sent to the address set forth at the beginning of this Agreement.

Date.

Section 15.16 Headings Article, Section, Exhibit and paragraph headings herein are inserted for convenience of reference only and shall not affect the construction or interpretation of this Agreement.

Section 15.17 Counterparts This Agreement may be executed in counterparts which taken together shall be regarded as one and the same Agreement.

IN WITNESS WHEREOF, the Parties hereto have duly executed this Agreement effective as of the Effective

1

Rise Technology Company

By:/s/ David T. Lin

Name: David T. Lin

Title: Chairman & CEO



Reptron Electronics, Inc.

By /s/ KW Steenland

Name: Keith W. Steenland

Title: Vice President Marketing
Semiconductors

Distributor Agreement page 11 of 11

07/30/98



















                         Exhibit 10.3

















DISTRIBUTOR AGREEMENT

Made this 1st day of June, 1998 by and between SAMSUNG SEMICONDUCTOR, INC., a California corporation having its principal place of business at 3655 North First Street, San Jose, California 95134 ("SAMSUNG") and (Reptron Electronics, Inc.) ~ a Distributor with offices at 4401 McCormick Drive, Tampa FL 33626.

RECITALS

WHEREAS, SAMSUNG is engaged in the business of manufacturing and selling semiconductor components; and

WHEREAS, (Reptron Electronics, Inc.) wishes to act as a distributor of certain products sold by SAMSUNG

NOW THEREFORE, in consideration of the mutual promises and covenants set form below, the Parties hereto agree as follows:

AGREEMENT

1. Definitions.

1.1 "Distributor Commodity BUY Price List" (or "Price List") means the list of SAMSUNG Standard Products and the prices therefore as distributed by SAMSUNG from time to time. The current version of the Price List is attached hereto as Exhibit A.

1.2 "Memory Products" means those Products defined in the Price List as memory devices, and TFT-LCD Display products. Memory Products does not include any custom memory products.

1.3 "System-LSI Products" means those Products defined in the Price List as Linear, Transistor, Mosfet, MCUs, CPU's, Audio, LCD-IC, Multi-Media, Telecomm, DSP, Micom, ASIC, IGBT, Industrial, Mosfets, Power Transistor, or other non-memory devices, but does not include Small Signal Transistor products.

1.4 "Products" means those Memory Products and System-LSI Products collectively.

1.5 "Territory" means the regions of the United States, Mexico and or Canada listed in Exhibit B.

2. "Appointment". SAMSUNG hereby appoints (Reptron Electronics, Inc.) a nonexclusive distributor of the Products in accordance with the provisions of this Agreement, and (Reptron Electronics, Inc.) hereby accepts the appointment.

Confidential
98DistiAgreement.form

	3.	Independent Contractor. The relationship between SAMSUNG and
(Reptron Electronics, Inc.) under this Agreement is solely that of buyer and seller. (Reptron Electronics, Inc.) is and shall be an independent contractor in the performance of the services set forth by this Agreement. Neither (Reptron Electronics, Inc.) nor anyone employed by (Reptron Electronics, Inc.) shall act or purport to act or be deemed to be the agent' representative, employee or servant of SAMSUNG in performing the services covered by this Agreement or with respect to the application of any social security, unemployment insurance' workers, compensation or industrial accident laws. (Reptron Electronics, Inc.) shall have no right to enter into contracts or commitments in the name or on behalf of SAMSUNG or to bind SAMSUNG in any respect whatsoever. (Reptron Electronics, Inc.) shall defend, indemnify, and hold SAMSUNG harmless from any and all claims, suits, loss, damages, and costs (including reasonable attorneys fees) arising out of or attributable to any acts of (Reptron Electronics, Inc.) except as expressly authorized hereunder.

4. Duties of Distributor, In connection with its appointment, (Reptron Electronics, Inc.) shall perform the following duties:

4.1 Use its best efforts to actively promote the sale of the Products to customers in the territory. Such efforts shall include, but not be limited to, promptly servicing all customer accounts and cooperation with participation in SAMSUNG'S advertising and sales promotional programs. All promotional and advertising material for the Products, unless supplied by SAMSUNG, must be approved in writing by SAMSUNG before its use.

4.2 Maintain adequate office and warehouse facilities.

4.3 Maintain a trained and aggressive sales organization to sell the Products, and participate in sales training provided by SAMSUNG at the (Reptron Electronics, Inc.) locations and on the schedule as determined by SAMSUNG from time to time.

4.4 Maintain an inventory of the Products, as recommended by SAMSUNG, and mutually agreed to by (Reptron Electronics, Inc.), sufficient to support the sale plan for each location of (Reptron Electronics, Inc.), which is agreed to periodically between SAMSUNG and (Reptron Electronics, Inc.).

4.5 Prepare and forward to SAMSUNG reports as may be reasonably requested by SAMSUNG and described in the current Procedures Manual, including, without limitation, monthly reports of inventory on hand by each location, and sales data by each location. Sales data should include part number, customer, customer address and zip code, quantity, net cost and extension, net resale and extension, type of transaction (i.e. drop ship, or work-off cost and billing adjustments and returns), Distributor invoice number, line item number, and date. Inventory data should include part number, quantity, quantity buy price, special purchase item, and any bonded or specially segregated stock (with reason identified). (Reptron Electronics, Inc.) will also submit monthly reports by location showing all customer returns for the previous month indicating Product part number, quantity, cost price (net of special cost debits), resale cost, total dollar value extension, customer name, zip code and credit memo number, if applicable, and original invoice number for the purpose of determining the cost. It is preferred that (Reptron Electronics, Inc.) use a First In, First Out ("FIFO") accounting system for the purposes of its reports to SAMSUNG. For purposes of calculating return refunds or credit memos, SAMSUNG will recognize only a FIFO calculation. (Reptron Electronics, Inc.) will send this data to SAMSUNG on a timely basis each month and in no case later than the 10th working day of the following month. (Reptron Electronics, Inc.) failure to comply with the requirements of Section 4.5 shall constitute a material breach of the Agreement.

Confidential 98DistiAgreement.form

5. Territory. (Reptron Electronics, Inc.) area of primary responsibility for distribution of the Products shall be the Territory, but nothing in this Agreement shall prevent (Reptron Electronics, Inc.) from distributing the Products outside the Territory. SAMSUNG shall have no obligation to support, via cooperative advertising or otherwise, any (Reptron Electronics, Inc.) sales activity outside of the Territory. SAMSUNG, in its sole discretion, may make sales of all SAMSUNG products' directly or through any other channel, in the territory or elsewhere.

6. Changes in Products and Price List. SAMSUNG reserves the right to amend the list of products on the Price List from time to time by issuing a revised Price List to (Reptron Electronics, Inc.). In addition, SAMSUNG may, from time to time, in its absolute discretion and without thereby incurring any liability to the (Reptron Electronics, Inc.) with respect to any sales contract or purchase order already placed, alter the design or construction of any Products, and substitute such altered Product in filling orders.

7. Order Placement.

7.1 Minimum Order
Memory and System-LSI products have a $1000.00 minimum per line item. Non- standard product orders must be at least $50,000.00 per year with $2,500.00 per shipment.

7.2 No order or any portion of an order may be canceled or rescheduled less than thirty (30) days before the scheduled shipment date.

7.3 The terms and conditions of this Agreement shall apply to all orders and supersede any different or additional terms on purchase orders or other documents from (Reptron Electronics, Inc.). Orders issued by (Reptron Electronics, Inc.) are solely for the purpose of requesting delivery dates, price, quantities and destinations. All orders placed with SAMSUNG for products shall be subject to acceptance by SAMSUNG at its principal place of business.

8. Prices


8.1 The prices to (Reptron Electronics, Inc.) shall be those prices established from time to time by SAMSUNG as shown in the Price List and in effect at the time of shipment by Samsung. All prices shall be subject to change or withdrawal at the discretion of SAMSUNG, with or without advance notice. Notice of any price changes shall be given in written format to (Reptron Electronics, Inc.). All such changes shall be effective on the date specified by SAMSUNG.

8.1.1 If SAMSUNG increases any prices for the Products, orders for Products received by SAMSUNG prior to notification to (Reptron Electronics, Inc.) of the price increase but filled after the effective date of the increase will be billed at the price in effect at the time of order placement for the calendar month in which the order was placed and for the next two (2) calendar months. Thereafter, the applicable price for such orders shall be the price in effect at the time of shipment by SAMSUNG.

Confidential
98DistiAgreement.form

8.1.2 If SAMSUNG decreases any prices for the Products, (Reptron Electronics, Inc.) may request application of the decreased price for these Products received by SAMSUNG before the effective date of the decrease and with a requested or scheduled shipping date after the effective date of the decrease may be requested by (Reptron Electronics, Inc.). If (Reptron Electronics, Inc.) does not timely contact SAMSUNG to request a reduction in the order prices the order shall automatically be filled at the price in effect when the order was received.

8.2 The only exception to the prices set forth on the Price List will be special prices for contract sales, which shall be granted only in accordance with the procedures set forth in the current Procedures Manual.

8.3 Unless otherwise agreed to in writing by SAMSUNG, all prices quoted are exclusive of transportation and insurance costs, and all taxes (as defined below). In addition to any other payments due under this Agreement, (Reptron Electronics, Inc.) agrees to pay, indemnify and hold SAMSUNG harmless from any sales, use, excise, import or export, value-added or similar tax or duty, and any other tax not based on SAMSUNG'S net income, including any penalties and interest, due to any payment to be made by (Reptron Electronics, Inc.) pursuant to this Agreement, and any costs associated with the collection of or withholding of any of the foregoing items ("the Taxes"). When applicable, such transportation costs and Taxes shall appear as separate items on SAMSUNG'S invoice. (Reptron Electronics, Inc.) shall be responsible for obtaining and paying for all insurance. If (Reptron Electronics, Inc.) fails to pay any Taxes as of the original due date for such Taxes and SAMSUNG receives any assessment or other notice (collectively the," Assessment") from any governmental taxing authority providing that such Taxes are due from SAMSUNG, SAMSUNG shall give (Reptron Electronics, Inc.) written notice of the Assessment and (Reptron Electronics, Inc.) shall pay to SAMSUNG, or the taxing authority, the amount set forth as due in the Assessment within thirty (30) business days of receipt of such written notice from SAMSUNG.

8.4 Shipments. All shipments will be made F.O.B. SAMSUNG'S shipping point. Delivery will be deemed complete and risk of loss or damage to the Products will pass to (Reptron Electronics, Inc.) upon delivery to the carrier. Consignee billing is acceptable, provided (Reptron Electronics, Inc.) shows proof to Samsung of written authorization for consignee billing to shipper.

8.5 SAMSUNG reserves the right, among other remedies, to suspend further deliveries under this Agreement in the event (Reptron Electronics, Inc.) fails to pay for any shipment when it becomes due. Should (Reptron Electronics, Inc.) credit worthiness become unsatisfactory to SAMSUNG, cash payments or satisfactory security may be required by SAMSUNG for future deliveries and for Products already delivered.

Confidential 98DistiAgreement.form

9 Trademarks and Trade Names.

9.1 Subject to the terms and conditions of this Agreement, SAMSUNG grants to (Reptron Electronics, Inc.) a nonexclusive, nontransferable, royalty-free right to use the SAMSUNG logo and other trademarks found on the Products to promote and sell the Products ("Trademarks"). (Reptron Electronics, Inc.) shall use such Trademarks in accordance with the SAMSUNG'S policies for such use as communicated to (Reptron Electronics, Inc.) from time to time. (Reptron Electronics, Inc.) acknowledges that SAMSUNG is the owner of the Trademarks and (Reptron Electronics, Inc.) agrees that it will do nothing inconsistent with such ownership and all use of the Trademarks by (Reptron Electronics, Inc.) shall inure to the benefit of and be on behalf of SAMSUNG. (Reptron Electronics, Inc.) acknowledges that the Trademarks are valid under applicable law. (Reptron Electronics, Inc.) shall not register or attempt to register the Trademarks without the prior written permission of an of dicer of SAMSUNG.

9.2 (Reptron Electronics, Inc.) may use SAMSUNG'S trade name as used by SAMSUNG in or on (a) the Products delivered by SAMSUNG to (Reptron Electronics, Inc.) under this Agreement and (b) written promotional material provided by SAMSUNG for distribution. (Reptron Electronics, Inc.) may use SAMSUNG'S trade name only in connection with the distribution of the Products and each such use shall inure only to the benefit of SAMSUNG.

9.3 (Reptron Electronics, Inc.) agrees that it shall not adopt a trademark or trade name confusingly Similar to Samsung Semiconductor, Inc., or the Trademarks. (Reptron Electronics, Inc.) further agrees to that it will not oppose, contest or challenge in any manner SAMSUNG'S ownership and use of its trade name and Trademarks.

10. Acceptance. The Products shall be deemed accepted by (Reptron Electronics, Inc.) unless written notice of defect is received by SAMSUNG within thirty (30) days after receipt of each shipment and the Products are returned to SAMSUNG within sixty (60) days after such notice receipt. If (Reptron Electronics, Inc.) discovers any defective Products, (Reptron Electronics, Inc.) shall notify SAMSUNG, obtain a return authorization, and return the defective Products, freight prepaid, to SAMSUNG'S designated facility, along with a written statement describing the defect. (Reptron Electronics, Inc.) exclusive remedy, shall be the replacement of such Products or (at SAMSUNG'S sole option) the issuing of a credit memo therefore in the amount of the net price invoiced to (Reptron Electronics, Inc.).

11. Limited Warranty.

11.1 SAMSUNG warrants that the Products to be delivered hereunder will be free from defects in material and workmanship and substantially conform to SAMSUNG'S published specifications therefore under normal use and service for a period of one (1) year from shipment from Samsung Semiconductor Inc., San Jose, CA. Deviations from specifications, which do not materially affect performance of the Products covered hereby, shall not be deemed to constitute defects of material or workmanship or failure to comply with the specifications referred to herein. (Reptron Electronics, Inc.) shall notify SAMSUNG during the warranty period, of any nonconformance, obtain a return authorization for the nonconforming Products, and return the non-conforming Products, freight prepaid, to SAMSUNG'S designated facility, along with a written statement describing the nonconformity. The obligations of SAMSUNG under this warranty are limited to, at SAMSUNG'S option, replacing or refunding to (Reptron Electronics, Inc.) the purchase price paid, including freight expense therefore, any Products which are, within the warranty period, returned as provided herein to SAMSUNG and which are after examination disclosed to the satisfaction of SAMSUNG to be thus defective. (Reptron Electronics, Inc.) ACKNOWLEDGES AND AGREES THAT THE FOREGOING PROVISIONS OF THIS SECTION CONSTITUTE THE SOLE AND EXCLUSIVE REMEDIES AVAILABLE TO (Reptron Electronics, Inc.) FOR BREACH OF WARRANTY BY SAMSUNG WITH RESPECT TO THE PRODUCTS.

Confidential
98DistiAgreement.form

11.2 The Warranty provided for herein is subject to the following conditions:

11.2.1 Samsung will accept products for Warranty claim verification only when returned by (Reptron Electronics, Inc.) in a condition which allows for suitable testing by SAMSUNG.

11.2.2 When more than one type of Product is returned, the Products must be segregated by product type.

11.2.3 SAMSUNG shall reimburse (Reptron Electronics, Inc.) for shipping charges to the extent of the percent of the total returns that are found by SAMSUNG to be defective as specified herein.

11.2.4 In no event shall SAMSUNG be liable for any defective Products if examination disclosed that the defective condition of such Products was caused by misuse, abuse, improper installation or application, accident or negligence in use, storage, transportation or handling.

11.2.5 Unless otherwise specified in writing, any returned Products determined by SAMSUNG to have been electrically or mechanically destroyed by (Reptron Electronics, Inc.) will not be covered by this Warranty, and will not be returned to (Reptron Electronics, Inc.), but will be scrapped by SAMSUNG.

11.2.6 The original Warranty period of any Product shall be extended for an additional one (1) year period from the date, if it is replaced by SAMSUNG.

11.2.7 These Warranties are made solely to (Reptron Electronics, Inc.) and SAMSUNG makes no warranties to customers of (Reptron Electronics, Inc.). Only (Reptron Electronics, Inc.) personnel may request
Warranty service. (Reptron Electronics, Inc.) shall defend, indemnify and save harmless SAMSUNG from and against all claims, actions, suits, losses, damages and costs (including reasonable attorney's fees) in respect of any warranties or representations (Reptron
Electronics, Inc.) makes to its customers or any other party to the contrary.

11.3 EXCEPT FOR THE EXPRESS WARRANTIES PROVIDED IN THIS SECTION, ALL WARRANTIES, WHETHER EXPRESS OR IMPLIED, ALL GUARANTEES AND ALL REPRESENTATIONS AS TO PERFORMANCE, INCLUDING ALL WARRANTIES WHICH, BUT FOR THIS PROVISION, MIGHT ARISE FROM COURSE OF DEALING, CUSTOM OR TRADE AND INCLUDING ALL IMPLIED WARRANTIES OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE, ARE HEREBY EXPRESSLY EXCLUDED AND DISCLAIMED BY SAMSUNG.

12. SAMSUNG Indemnification Obligation for Proprietary Rights.

12.1 SAMSUNG agrees to indemnify and hold harmless (Reptron Electronics, Inc.) against any claims, actions or demands alleging that the manufacture or distribution of the Products Infringes any patents or mask works of any third parties arising under United States law. To terminate such obligation, SAMSUNG may, at its option, (a) replace or modify the Products with non- infringing ones which are functionally equivalent, (b) obtain a license for the (Reptron Electronics, Inc.) to continue the distribution of the Products, or (c) accept the return of the Products held by (Reptron Electronics, Inc.) and return the price paid by the (Reptron Electronics, Inc.) for such Products. THESE REMEDIES SHALL BE THE SOLE AND EXCLUSIVE REMEDIES OF (Reptron Electronics, Inc.) FOR ANY INFRINGEMENT OF THIRD PARTY RIGHTS BY THE PRODUCTS.

Confidential
98DistiAgreement.form

12.2 The obligations under this Section 12 are contingent upon (a) (Reptron Electronics, Inc.) giving prompt written notice to SAMSUNG of any such claim, action or demand, (b) (Reptron Electronics, Inc.) allowing SAMSUNG to control the defense and related settlement negotiations, and (c) (Reptron Electronics, Inc.) full cooperation in the defense.

12.3 SAMSUNG shall have no obligation hereunder for any such claims, actions, or demands which result from:

12.3.1 (Reptron Electronics, Inc.) use of the products in a combination which violates the rights of third parties or in combination with materials or products not supplied by SAMSUNG.

12.3.2 The modification or attempted modification of the Products by parties other than SAMSUNG or the use or distribution of such modified Products.

12.3.3 The use of other than the latest version of the Product if such claim would have been avoided by the use of such later version and the (Reptron Electronics, Inc.) had such knowledge that the latest version should have avoided the claim.

13. Limitation of liability. IN NO EVENT SHALL SAMSUNG BE LIABLE FOR ANY SPECIAL INCIDENTAL OR CONSEQUENTIAL DAMAGES EVEN IF SAMSUNG HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGES. IN NO EVENT WILL SAMSUNG'S LIABILITY IN CONNECTION WITH THIS AGREEMENT EXCEED AN AMOUNT EQUAL TO THE PURCHASE PRICE OF THE PRODUCTS IN QUESTION, WHETHER (Reptron Electronics, Inc.) CLAIM IS FOR BREACH OF CONTRACT, BREACH OF WARRANTY, NEGLIGENCE OR OTHERWISE.

14. Advertising and Sales Promotion.

14.1 SAMSUNG may, from time to time, in its sole discretion, disclose its promotional plans, render sales assistance and merchandising advise, or furnish advertising materials and promotional campaign material to (Reptron Electronics, Inc.).

14.2 SAMSUNG will contribute an amount equal to one half (1/2) of the cost of jointly approved promotional and advertising activities designed to stimulate the sale of SAMSUNG'S Products. Such total contribution shall not exceed one percent ( I %) of the actual net price paid to SAMSUNG for Products sold hereunder during the calendar one (1) year period. However, prior approval must be obtained in writing from SAMSUNG before any expenditure by (Reptron Electronics, Inc.) is eligible for reimbursement. Previous calendar accruals of SAMSUNG'S contribution can be expended through March 31st, of the succeeding year.

14.3 (Reptron Electronics, Inc.) agrees to conduct promotional and advertising activities only as authorized by SAMSUNG and shall defend, indemnify and hold SAMSUNG harmless from any and all claims, suits, losses, damages, and costs (including reasonable attorney's fees) arising out of or attributable to any unauthorized promotional or advertising activities of (Reptron Electronics, Inc.).

14.4 (Reptron Electronics, Inc.) represents and warrants that it will engage in no unfair or restrictive trade practices.

Confidential 98DistiAgreement.form

14.5 (Reptron Electronics, Inc.) understands and agrees that in the event that (Reptron Electronics, Inc.) engages in any unauthorized activities in violation of the terms of this section, SAMSUNG shall be entitled to injunctive relief in addition to any other remedies available to it under law or the terms hereof.

15. Returns. The following conditions will apply in the event (Reptron Electronics, Inc.) desires to return any Products to SAMSUNG for credit:

15.1 Products shall be returned only after authorization by SAMSUNG. Any returns made without SAMSUNG'S prior written approval shall be returned to (Reptron Electronics, Inc.) at (Reptron Electronics, Inc.) expense. On a quarterly basis, (Reptron Electronics, Inc.) may request return of slow-moving Products. Products authorized to return that are contained in samsung's current Price List, must be free of damage, in merchantable condition (i.e., no bent leads, no electrical failure, not opened dry pack), and were obtained by (Reptron Electronics, Inc.) directly from SAMSUNG. In addition, a Restocking order for equal value must accompany the request for return. Such restocking order will not be shipped or billed before the return credit is processed. Slow-moving product returns shall not exceed five percent (5o/O) of the dollar value of (Reptron Electronics, Inc.) previous three (3) months' net purchases from SAMSUNG. There shall be allowed four (4) returns per year for Memory Products and four (4) returns per year for System-LSI Products. Amounts accrued for Memory Products returns and System-LSI Products returns are mutually exclusive.

15.2 Discontinued Products may be returned if they are in merchantable condition as described in Section 15.1. No offsetting order is required for returning Discontinued Products.

15.3 During the period beginning six (6) months after the Effective Date and ending twelve (12) months following the Effective Date, (Reptron Electronics Inc.) may elect to return to Samsung for credit any remaining inventory of Products received in the initial stocking package. Such returns shall be subject to the terms, conditions and procedures specified of this paragraph 15. Requests for returns of the Products under this subparagraph shall not be counted as "stock rotation" for the purposes of computing the amount of products returnable by (Reptron Electronics, Inc.) under subparagraph 15.1.

15.4 Any credit for returned Products is subject to the inspection end testing of such Products by SAMSUNG. If, in samsung's judgment, any of such Products have been improperly handled or used, no credit or replacement for those Products will be allowed.

15.5 The credit for any returned Products shall be equal to the net purchase price paid by (Reptron Electronics, Inc.) and calculated on a FIFO basis and may be applied to future invoices for SAMSUNG Products only.

15.6 All custom or semi-custom products shall not be included in definition of "Products" for purpose of this Section 15.

16. Audits. SAMSUNG reserves the right to have an authorized SAMSUNG representative, at samsung's cost, audit (Reptron Electronics, Inc.) records relating to sales and inventory of Products including, without limitation, records pertaining to any claim submitted by (Reptron Electronics, Inc.) for stock rotation, returned Products, or any other reason. (Reptron Electronics, Inc.) agrees that with Reasonable notice by SAMSUNG, (Reptron Electronics, Inc.) will allow SAMSUNG or a representative of SAMSUNG access to all SAMSUNG inventories for the purpose of inspecting or auditing such inventory, at samsung's request.

Confidential

17. Assignment. (Reptron Electronics7 Inc.) shall not assign its rights or delegate its performance hereunder without the prior written consent of SAMSUNG and any attempted assignment or delegation without such consent shall be void.

18. Confidential Information.

18.1 (Reptron Electronics, Inc.) acknowledges that, in the course of promoting and selling SAMSUNG Products and performing its duties under this Agreement, it may obtain information relating to SAMSUNG, its customers and its Products which (Reptron Electronics, Inc.) knows or has reason to know is of a confidential and/or proprietary nature ("Confidential Information'). Such Confidential Information may include' but is not limited to, minimum price guidelines, future product releases, trade secrets, know-how, inventions, methods of manufacture, techniques, processes, programs, schematics, data, pricing and discount lists and schedules, customer lists, financial information and sales and marketing plans. (Reptron Electronics, Inc.) shall at all times, both during the tend of this Agreement and thereafter, keep and hold such Confidential Information in the strictest of confidence, and shall not use or disclose such Confidential Information for any purpose, other than as may be reasonably necessary for the performance of its duties as samsung's (Reptron Electronics, Inc.) pursuant to and during the term of this Agreement. The obligations of this paragraph shall survive the termination of this Agreement.

18.2 (Reptron Electronics, Inc.) acknowledges and agrees that all information concerning (Reptron Electronics, Inc.) sales activities and customers for the Products provided to SAMSUNG pursuant to Section 4, shall become the property of SAMSUNG. (Reptron Electronics, Inc.) acknowledges that SAMSUNG may use such information in its planning and marketing strategies.

19. Term and Termination.

19.1 This Agreement shall become effective as of the 1st day of June, 1998 and shall continue until expiration of the last day of June, 1999, or until terminated by either party as set forth below.

19.2 EITHER PARTY MAY TERMINATE THIS AGREEMENT AT ANY TIME AND FOR ANY REASON, WITH OR WITHOUT CAUSE, WITHOUT WARNING OR PENALTY AND WITHOUT COMPENSATION OF ANY KIND EXCEPT AS EXPRESSLY SET FORTH HEREIN.

19.2.1 The effective termination date shall be deemed to be the thirtieth
(30th) day following the giving of written notice by the terminating party, and any inaccuracies in the designation of the effective termination date (in the termination notice or elsewhere) shall not constitute a breach of this Agreement or a waiver of any right hereunder and shall not in any way impact the rights or obligations of the parties hereto.

19.3 Notwithstanding the foregoing, upon the occurrence of any of the events described below, SAMSUNG may terminate this Agreement immediately by giving to (Reptron Electronics, Inc.) written notice of such termination. In the event of a termination pursuant to this Section 19.3, the effective termination date shall be the date on which written notice of termination is given.

19.3.1 SAMSUNG may terminate this Agreement immediately upon the occurrence of the Following events:

Confidential 98DistiAgreement.form

19.3.1.1 (Reptron Electronics, Inc.) materially breaches or defaults in any of the terms or condition of this Agreement.

19.3. 1.2 (Reptron Electronics, Inc.) ceases to exist as a business entity, or otherwise terminates or significantly limits its business operations.

19.3.1.3 (Reptron Electronics, Inc.) is liquidated, dissolved, reorganized, merged, sells substantially all of its assets, enters into receivership or changes its management, voting control or Corporate form.

19.3.1.4 (Reptron Electronics, Inc.) fails to secure or renew any license or permit necessary for the conduct of its business, or if any license is revoked or suspended for any reason.

19.3.1.5 (Reptron Electronics, Inc.) makes an assignment for the benefit of creditors.

19.3.1.6 (Reptron Electronics, Inc.) is insolvent or unable to pay its debts as they mature in ordinary course of business, or if there are any proceedings instituted by or against (Reptron Electronics, Inc.) in bankruptcy or under any insolvency laws or for reorganization, receivership or dissolution.

19.4 In the event of a termination pursuant to this Section 19, SAMSUNG will repurchase all Products which appear in samsung's current Price List and are in (Reptron Electronics, Inc.) inventory at the time of such termination, and which are undamaged and in salable condition, on the following terms and conditions:

19.4.1 (Reptron Electronics, Inc.) shall within thirty (30) days following such termination, furnish SAMSUNG with an inventory of all Products which it desires to have SAMSUNG repurchase pursuant to this subparagraph 19.4. SAMSUNG shall not be obligated to repurchase any Products from (Reptron Electronics, Inc.) if (Reptron Electronics,
Inc.) has not submitted the inventory report within such thirty- (30) day period.

19.4.2 (Reptron Electronics, Inc.) shall ship Products, freight prepaid, to Samsung's plant at San Jose, California, or such other location or locations as SAMSUNG may designate.

19.4.3 SAMSUNG shall not be obligated to repurchase any Products which are defective or not in salable condition at the time of their receipt by SAMSUNG. In no event shall SAMSUNG be obligated to repurchase any obsolete, custom or semi-custom SAMSUNG Products that (Reptron
Electronics, Inc.) may have in its inventory.

19.4.4 The price paid by SAMSUNG for any Products repurchased shall be the net price determined on a FIFO basis, actually paid by (Reptron
Electronics, Inc.).

Confidential 98DistiAgreement.form

19.4.5 In the event (Reptron Electronics, Inc.) terminates this Agreement, or SAMSUNG terminates this agreement for breach, the price determined pursuant to sub- paragraph 19.4.4 above shall be reduced by a ten-percent (10%) re-stocking charge. If Samsung terminates without cause, there will be no re-stocking charge

19.5 SAMSUNG shall not, by reason of the termination or non-renewal of this Agreement, be liable to (Reptron Electronics, Inc.) for compensation, reimbursement of damages, either on account present or prospective profits on sales or anticipated sales, or on account of expenditures, investments or commitments made in connection with this Agreement, or in connection with the establishment, development or maintenance of the business or goodwill of (Reptron Electronics, Inc.), or on account of any other cause or matter whatsoever. Such termination or non-renewal shall not affect, however, the rights or liabilities of the parties with respect to any breach of his Agreement prior to such termination, any Products previously ordered or sold hereunder, or any indebtedness then owing by either party to the other. The acceptance of any order for the sales of any of this Agreement shall not be construed as a renewal or extension of this Agreement, nor as a waiver of any such termination or expiration.

20. FORCE MAJEURE. The obligations of the parties may be suspended by either party in the event of an act of God, war, riot, explosion, accident, flood, sabotage; lack of or inability to obtain adequate fuel, power, raw materials, labor, containers or transportation facilities; excessive demand for any Products over the supply available to SAMSUNG; customs duties or surcharges; any interruption for any reason in the manufacture of Products to SAMSUNG; any interruption for any reason in the manufacture of Goods by Samsung's supplier, compliance with governmental requests, laws, regulations, orders or action; breakage or failure of machinery or apparatus; national defense requirements, or any other event beyond the reasons able control of such party; or in the event of labor trouble, strike, lockout, or injunction (provided that neither party shall be required to settle a labor dispute against its own best judgment). In the event that Samsung's capacity to perform is excused under the above conditions, either in whole or part, SAMSUNG shall be under no duty to allocate deliveries among its various customers. Orders subject to excuse under this Section 20 shall be canceled without liability, but this Agreement shall otherwise need to remain unaffected

21. General Provisions.

21.1 The failure of either party to enforce at any time or for any period of the provisions of this Agreement shall not be construed to be a waiver of those provisions or of the right of that party thereafter to enforce each and every provision hereof.

21.2 Promptly upon the termination of this Agreement, (Reptron Electronics, Inc.) shall on its own initiative turn over to SAMSUNG all Confidential Information and all other SAMSUNG information and material, including without limitation, all samples, pamphlets, catalogs, booklets and other technical advertising data and literature, and all copies thereof, in the possession, custody or control of (Reptron Electronics, Inc.).

Confidential
98DistiAgreement.form

21.3 All notices which any party to this Agreement may be required or may wish to give may be given by addressing them to the other party at the addresses set forth below (or at such other addresses as may be designated by written notices given in the manner designated herein) by: (a) personal delivery; or (b) sending such notices by commercial overnight courier with written verification of actual receipt; or (c) sending them by registered or certified mail. If so mailed or otherwise delivered, such notices shall be deemed and presumed to have been given on the earlier of the date of actual receipt or three (3) days after mailing or authorized form of delivery. The parties' addresses are:
SAMSUNG
Samsung Semiconductor, Inc.
3655 North First Street
San Jose, Ca 95134
Attn: Sr. Vice President
Sales and Marketing

(Reptron Electronics, Inc.) 14401 McCormick Drive Tampa, FL 33626

21.4 This Agreement (and any other documents referred to herein) shall in all respects be interpreted, enforced and governed by and under the laws of the State of California, applicable to instruments, persons and transactions which have legal contacts and relationships solely within the State of California. The language of this Agreement shall be construed as a whole according to its fair meaning, and not strictly for or against any of the parties. Any litigation under this Agreement may be instituted in a court of competent jurisdiction of the State of California seated in San Jose, California, or the U.S. District Court located in San Jose, California, and the parties hereby submit to the jurisdiction of such courts.

21.5 (Reptron Electronics, Inc.) represents and acknowledges that it is relying solely on its own judgment, including its own estimate of the market for Products, in entering into this Agreement (Reptron Electronics, Inc.) further represents and acknowledges that SAMSUNG has made no written or verbal representations or warranties, either expressed or implied, regarding the subject matter hereof, including, without limitation, the duration of the distribution right created hereby, the circumstances under which this Agreement shall or may be terminated, or the size of the market for Products, or the amount of revenue (Reptron Electronics, Inc.) will, could or might expect to receive from the sales of Products.

21.6 The title of the various paragraphs of this Agreement are used for convenience of reference only and are not intended to and shall not in any way enlarge or diminish the rights or obligations of the parties or affect the meaning or construction of this document.

21.7 Each party has had adequate opportunity to make whatever investigation or inquiry it deems necessary or desirable in connection with the subject matter of this Agreement to the execution hereof. Each party has read and understands each provision of this Agreement.

21.8 This Agreement may be executed in two counterparts, each of which shall be deemed an original but both of which constitute one and the same Agreement.

21.9 If any of the provisions of this Agreement are found invalid or unenforceable, those parts will be amended to achieve as nearly as possible the same effect as the original provisions, and the remainder of this Agreement will remain in full force.

Confidential 98DistiAgreement.form

21.10 Integration/Modification/Entire Agreement. This Agreement constitutes the entire Agreement and final understanding of the parties with respect to the subject matter hereof and supersedes and terminates any and all prior and/or contemporaneous communications, negotiations, representations, understandings, statements, discussions, offers and/or agreements between the parties, whether written or verbal, express or implied, direct or indirect, relating in any way to the subject matter hereof. This Agreement is intended by the parties to be complete and wholly integrated expression of their understanding and agreement, and it may not be altered, amended, revised modified or otherwise changed in any way except by a written instrument, which specifically identifies the intended alteration, amendment, revision modification or other change and clearly expresses the intention to so change this agreement, signed by an office of (Reptron Electronics, Inc.) and by samsung's Senior Vice-President of Sales and Marketing.

(Reptron Electronics, Inc.):

By /s/ Michael L. Musto
TITLE: CEO

SAMSUNG SEMICONDUCTOR, INC.

By /s/Keith D. McDonald

TITLE: Sr. Vice President Sales and Marketing


Confidential
98DistiAgreement.form

                                EXHIBIT 10.4
















REVOLVING CREDIT AND SECURITY AGREEMENT

THIS REVOLVING CREDIT AND SECURITY AGREEMENT (this "Agreement") dated January 8, 1999, among REPTRON ELECTRONICS, INC, a corporation organized under the laws of the State of Florida ("Reptron"), REPTRON ELECTRONICS OF PA, INC., a corporation organized under the laws of the State of Pennsylvania ("Reptron Pennsylvania"), LAKE SUPERIOR MERGER CORPORATION, a corporation organized under the laws of the State of Florida ("Superior"), HIBBING ELECTRONICS CORPORATION, a corporation organized under the laws of the State of Minnesota ("Hibbing"; Reptron, Reptron Pennsylvania, Superior and Hibbing, each a "Borrower" and collectively "Borrowers"); the financial institutions which are now or which hereafter become a party hereto (collectively, the "Lenders" and individually a "Lender"); and PNC BANK, NATIONAL ASSOCIATION, a national association ("PNC"), as collateral and administrative agent for Lenders (PNC, together with its successors and assigns in such capacity, the "Agent").

IN CONSIDERATION of the mutual covenants and undertakings herein contained, Borrowers, Lenders and Agent hereby agree as follows:

SECTION 1. DEFINITIONS.

1.1 Accounting Terms. As used in this Agreement, each
Revolving Credit Note, or any certificate, report or other document made or delivered pursuant to this Agreement, accounting terms not defined in
Section 1.2 or elsewhere in this Agreement and accounting terms partly defined in Section 1.2 to the extent not defined, shall have the respective meanings given to them under GAAP; provided, however, whenever such accounting terms are used for the purposes of determining compliance with financial covenants in this Agreement, such accounting terms shall be defined in accordance with GAAP as applied in preparation of the audited financial statements of Borrowers for the Fiscal Year ended December 31, 1997.

1.2 General Terms. For purposes of this Agreement the following terms shall have the following meanings (terms defined in the singular to have the same meaning when used in the plural, and vice versa):

"Accountants" shall have the meaning set forth in Section 9.7 hereof.

"Acquisition" shall mean any transaction, or any series of related transactions, by which a Borrower directly or indirectly (i) acquires any ongoing business of all or substantially all of the assets of any Person, whether through the purchase of assets, merger or otherwise,
(ii) acquires (in one transaction or as the most recent transaction in a series of transactions) control of at least a majority in ordinary voting power of the Equity Interests having ordinary voting power for the election of directors, or (iii) acquires control of 50% or more of the Equity Interests in any other Person.

		~.

~ 72406.7 ~ 00 1 246-00024



-

"Acquisition Documents" shall mean all stock purchase agreements, merger agreements, asset purchase agreements or similar agreements, documents or instruments entered into by a Borrower in connection with an Acquisition and all schedules, exhibits and attachments forming a part thereof.

"Acquisition Target" shall mean a Person whose assets or Equity Interests are to be acquired by a Borrower or a wholly-owned Subsidiary of a Borrower.

"Advance" shall mean a Revolving Advance and each other advance made by Agent or Lenders pursuant to the terms of this Agreement or any of the Other Documents to or for the benefit of any Borrower.

"Advance Rates" shall have the meaning set forth in Section 2.1(a) hereof.

"Affiliate" of any Person shall mean (a) any Person (other than a Subsidiary) which, directly or indirectly, is in control of, is controlled by, or is under common control with such Person, or (b) any Person who is a director or officer (i) of such Person, (ii) of any Subsidiary of such Person or (iii) of any Person described in clause (a) above. For purposes of this definition, control of a Person shall mean the power, direct or indirect, (x) to vote 15% or more of the Equity Interests having ordinary voting power for the election of directors of such Person or the individuals performing similar functions for any such Person, or
(y) to direct or cause the direction of the management and policies of such Person whether by contract or otherwise.

"Agent" shall have the meaning set forth in the preamble to this Agreement and shall include its successors and assigns.

"Alternate Base Rate" shall mean, for any day, a rate per annum equal to the higher of (i) the Base Rate in effect on such day and
(ii) the Federal Funds Rate in effect on such day plus /: of 1%.

"Applicable Facility Fee Percentage" shall mean a percentage equal to three-tenths of one percent (0.30%) per annum; provided that, commencing on April 1, 2000, if there exists no Default or Event of Default, then the Applicable Facility Fee Percentage shall be increased or decreased based upon the Pricing Formula Ratio as set forth on Exhibit E. The Applicable Facility Fee Percentage shall be subject to reduction or increase, as applicable and as set forth in the table above, on a quarterly basis according to the performance of Borrowers as measured by the Pricing Formula Ratio for the immediately preceding four (4) Fiscal Quarters of Borrowers on a consolidated basis. If the financial statements of Borrowers and the attached calculations setting forth Pricing Formula Ratio are not received by Agent by the date required pursuant to Sections
9.7 and 9.8 of this Agreement, the Applicable Facility Fee Percentage shall be determined as if the Pricing Formula Ratio is less than 1.10 to
1.00 until such time as such financial statements attached calculations are received and any Event of Default resulting from a failure timely to deliver such financial statements or calculations is waived in writing; provided, however, that nothing herein shall be deemed to prevent Lenders from charging interest at the Default Rate for so long as an Event of Default exists. For the final Fiscal Quarter of any Fiscal Year of Borrowers, Borrowers may provide the unaudited financial statements of Borrowers, subject only to year-end adjustments, for the purpose of determining the Applicable Facility Fee Percentage; provided, however, that if, upon delivery of the annual audited financial statements required to be submitted by Borrowers pursuant to Section 9.7 of this Agreement, Borrowers have not met the criteria for reduction of the Applicable Facility Fee Percentage pursuant to the terms herein above for the final Fiscal Quarter of the Fiscal Year of Borrowers then ended, then (a) such

~ 72406 7 ~ 00 1 246-00024

-2



Applicable Facility Fee Percentage reduction shall be terminated and the Applicable Facility Fee Percentage shall be the Applicable Facility that would have been in effect if such reduction had not been implemented based upon the unaudited financial statements of Borrowers for the final Fiscal Quarter of the Fiscal Year of Borrowers then ended, and (b) Borrowers shall pay to Agent, for the ratable benefit of the Lenders, on the first day of the month following receipt by Agent of such audited financial statements, an amount equal to the difference between the amount of interest that would have been paid using the Applicable Facility Fee Percentage determined based upon such audited financial statements and the amount of the fee actually paid during the period in which the reduction of the Applicable Facility Fee Percentage was in effect based upon the unaudited financial statements for the final Fiscal Quarter of the Fiscal Year of Borrowers then ended.

"Applicable Law" shall mean all laws, rules and regulations applicable to the Person, conduct, transaction, covenant, Loan Document or Material Contract in question, including all applicable common law and equitable principles; all provisions of all applicable state, federal and foreign constitutions, statutes, rules, regulations and orders of governmental bodies; and all orders, judgments and decrees of all courts and arbitrators.

"Applicable Margin" shall mean percentage equal to two and one-quarter percent (2.25%) for Eurodollar Rate Loans and zero (0) for Domestic Rate Loans; provided that, commencing on April 1, 2000, if there exists no Default or Event of Default, then the Margin Fee shall be increased or decreased based upon the Pricing Formula Ratio as set forth on Exhibit E. The Applicable Margin shall be subject to reduction or increase, as applicable and as set forth in the table above, on a quarterly basis according to the performance of Borrowers as measured by the Pricing Formula Ratio for the immediately preceding four (4) Fiscal Quarters of Borrowers. Except as set forth in the last sentence hereof, any such increase or reduction in the Applicable Margin provided for herein shall be effective three (3) Business Days after receipt by Lender of the applicable financial statements and corresponding calculations; provided, however, that any reduction in the Applicable Margin shall not apply to any LIBOR Loans outstanding on the effective date of such reduction that have an Interest Period commencing prior to the effective date of such reduction. If the financial statements and the corresponding calculations of Borrowers setting forth the Pricing Formula Ratio are not received by Agent by the date required pursuant to Sections 9.7 and 9.8 of the Agreement, the Applicable Margin shall be determined as if the Pricing Formula Ratio is less than 1.10 to 1.00 until such time as such financial statements and corresponding calculations are received and any Event of Default resulting from a failure timely to deliver such financial statements or Compliance Certificate is waived in writing; provided, however, that nothing herein shall be deemed to prevent Lenders from charging interest at the Default Rate for so long as an Event of Default exists. For the final Fiscal Quarter of any Fiscal Year of Borrowers, Borrowers may provide the unaudited financial statements of Borrowers, subject only to year-end adjustments, for the purpose of determining the Applicable Margin; provided, however, that if, upon delivery of the annual audited financial statements required to be submitted by Borrowers pursuant to Section 9.7 of the Agreement, Borrowers have not met the criteria for reduction of the Applicable Margin pursuant to the terms herein above for the final Fiscal Quarter of the Fiscal Year of Borrowers then ended, then (a) such Applicable Margin reduction shall be terminated and, effective on the first day of the month following receipt by Agent of such audited financial statements, the Applicable Margin shall be the Applicable Margin that would have been in effect if such reduction had not been implemented based upon the unaudited financial statements of Borrowers for the final Fiscal Quarter of the Fiscal Year of Borrowers then ended, and (b) Borrowers shall pay to Agent, for the ratable benefit of the Lenders, on the first day of the month following receipt by Agent of such audited financial statements, an amount equal to the difference between the amount of interest that would have been paid on the principal amount of the Obligations using the Applicable Margin determined based upon such audited financial statements and the amount of interest actually paid during the

{72406 7} 001246-00024



period in which the reduction of the Applicable Margin was, in effect, based upon the unaudited financial statements for the final Fiscal Quarter of the Fiscal Year of Borrowers then ended.

"Authority" shall have the meaning set forth in Section 4.19(d).

"Base Rate" shall mean the base commercial lending rate of PNC as publicly announced to be in effect from time to time, such rate to be adjusted automatically, without notice, on the effective date of any change in such rate. This rate of interest is determined from time to time by PNC as a means of pricing some loans to its customers and is neither tied to any external rate of interest or index nor does it necessarily reflect the lowest rate of interest actually charged by PNC to any particular class or category of customers of PNC.

"Blocked Account" shall have the meaning ascribed to it in Section 4.1 5(h) hereof.

"Board of Directors" shall mean either the board of directors of Reptron or any duly authorized committee of such board.

"Borrower" or "Borrowers" shall have the meaning set forth in the preamble to this Agreement, all Persons who become a Borrower by executing and delivering a Joiner Agreement at Agent's request, and shall extend to all permitted successors and assigns of such Persons.

"Borrowers on a consolidated basis" shall mean the Borrowers' accounts or other items as to which such term applies consolidated in accordance with GAAP.

"Borrowers' Account" shall have the meaning set forth in Section 2.8.

"Borrowing Agent" shall mean Reptron.

"Borrowing Base Certificate" shall mean a certificate from the President or Chief Financial Officer of the Borrowing Agent to Agent by which such officer shall certify to Agent the Formula Amount and calculation thereof as of the date of the certificate, such certificate to be in form and substance satisfactory to Agent.

"Building Fixtures" shall mean any Property of a Borrower that is permanently affixed to and made a part of Owned Real Estate of such Borrower and that consists of electrical wiring incorporated into any building on such Owned Real Estate, light fixtures, boilers, heating and air conditioning units, elevators, carpeting, plumbing, screens, awnings, radiators, mirrors, mantels, sprinkler systems and built-in cabinets.

"Business Day" shall mean with respect to Eurodollar Rate
Loans, any day on which commercial banks are open for domestic and international business, including dealings in Dollar deposits in London, England and New York, New York, and with respect to all other matters, any day other than a day on which commercial banks in New York are authorized or required by law to close.

"Business Interruption Insurance Assignment" shall mean the
Collateral Assignment of Business Interruption Insurance to be executed by each Borrower on the Closing Date in favor of Agent, for its benefit and for the ratable benefit of Lenders, as security for the payment of the Obligations.

-

~ 72406.7 ~ 00 1 246-00024

/

-

- '

"Capital Expenditures" shall mean expenditures made or liabilities incurred for the acquisition of any fixed assets or improvements, replacements, substitutions or additions thereto which have a useful life of more than one year, including the total principal portion of Capitalized Lease Obligations; provided, however, that Capital Expenditures shall not include the purchase price paid by any Borrower in connection with a Permitted Acquisition.

"Capitalized Lease Obligation" shall mean any Indebtedness of a Borrower represented by obligations under a lease that is required to be capitalized for financial reporting purposes in accordance with GAAP.

"Cash Taxes" shall mean, for any period, the actual federal, state and location taxes of a Person based on income or business activity paid in cash during such period.

"CERCLA" shall mean the Comprehensive Environmental Response,
Compensation and Liability Act of 1980, as amended, 42 U.S.C.   9601 et
seq.

by the parties hereto.

~72406 7) 001246-00024

"Change of Control" shall mean (a) the acquisition by any Person (including any syndicate or group deemed to be a "person" under Section 13(d)(3) of the Exchange Act of (i) beneficial ownership, directly or indirectly, through a purchase, merger or other acquisition transaction or series of transactions, of shares of capital stock of Reptron entitling such Person to exercise fifty percent (50%) or more of the total voting power of all share of capital stock of Reptron entitled to vote generally in the elections of the Board of Directors, other than any such acquisition by any Borrower, any employee benefit plan of Reptron or by Michael L. Musto, the President and Chief Executive Officer of Reptron, or (ii) the right or ability by voting power, contract or otherwise to elect or designate a majority of the entire Board of Directors; (b) any consolidation of any Borrower with, or merger of any Borrower into, any other Person, any merger of another Person into any Borrower, or any conveyance, sale, transfer or lease, in one transaction or a series of related transactions, of all or substantially all of the assets (other than to another Borrower) of any Borrower to any other Person, other than a Permitted Acquisition or a Permitted Spinoff; (c) at any time Continuing Directors cease to constitute a majority of the Board of Directors then in of rice; (d) Reptron shall cease to own 100% of the issued and outstanding capital stock of Superior and Reptron Pennsylvania; (e) Superior shall cease to own 100% of the issued and outstanding capital stock of Hibbing;
(f) Hibbing shall cease to own 100% of the issued and outstanding capital stock of Hibbing Maryland; or (g) any merger, consolidation or sale of substantially all of the property or assets of any Borrower, except any such merger, consolidation or sale by one Borrower with or to another Borrower.

"Charges" shall mean all taxes, charges, fees, imposts, levies or other assessments, including all net income, gross income, gross receipts, sales, use, ad valorem, value added, transfer, franchise, profits, inventory, capital stock, license, withholding, payroll, employment, social security, unemployment, excise, severance, stamp, occupation and property taxes, custom duties, fees, assessments, Liens, claims and charges of any kind whatsoever, together with any interest and any penalties, additions to tax or additional amounts, imposed by any taxing or other authority, domestic or foreign (including the Pension Benefit Guaranty Corporation or any environmental agency or superfund), upon the Collateral, any Borrower or any of its Affiliates.

"Closing Date" shall mean January 8, 1999 or such other date as may be agreed to in writing

"Code" shall mean the Internal Revenue Code of 1986.

"Collateral" shall mean and include all of the following types or items of property or interests in property of each Borrower:

(a) all Receivables (including the NationsBank Term Loan as well as the NationsBank Term Note evidencing the obligation of Reptron to pay same);

(b) all Equipment;

	(c)	all General Intangibles;

(d) all Inventory;

(e) all of each Borrower's right, title and interest in and to
(i) its respective goods and other property including all merchandise returned or rejected by Customers, relating to or securing any of the Receivables; (ii) all of each Borrower's rights as a consignor, a consignee, an unpaid vendor, mechanic, artisan, or other lien or, including stoppage in transit, setoff, detinue, replevin, reclamation and repurchase; (iii) all additional amounts due to any Borrower from any Customer relating to the Receivables; (iv) other property, including warranty claims, relating to any goods securing this Agreement; (v) all of each Borrower's contract rights, rights of payment which have been earned under a contract right, instruments, documents, chattel paper, warehouse receipts, deposit accounts, money, securities and investment property;
(vi) if and when obtained by any Borrower, all real and personal property of third parties in which such Borrower has been granted a Lien or security interest as security for the payment or enforcement of Receivables; and (vii) any other goods, personal property or real property now owned or hereafter acquired in which any Borrower has expressly granted a security interest or may in the future grant a security interest to Agent hereunder, or in any amendment or supplement hereto or thereto, or under any other agreement between Agent and any Borrower;

(f) all of each Borrower's ledger sheets, ledger cards, files, correspondence, records, books of account, business papers, computers, computer software (owned by any Borrower or in which it has an interest), computer programs, tapes, disks and documents relating to (a), (b), (c),
(d) or (e) of this Paragraph; and

(g) all proceeds and products of (a), (b), (c), (d), (e) and
(f) in whatever form, including: cash, deposit accounts (whether or not comprised solely of proceeds), certificates of deposit, insurance proceeds (including hazard, flood and credit insurance), negotiable instruments and other instruments for the payment of money, chattel paper, security agreements, documents, eminent domain proceeds, condemnation proceeds and tort claim proceeds.

"Commitment Percentage" of any Lender shall mean the percentage set forth below such Lender's name on the signature page hereof as same may be adjusted upon any assignment by a Lender pursuant to
Section 16.3(b) hereof.

"Commitment Transfer Supplement" shall mean a document in the form of Exhibit D hereto, properly completed and otherwise in form and substance satisfactory to Agent by which the Eligible Assignee purchases and assumes a portion of the obligation of Lenders to make Advances under this Agreement.

~ 72406 7 ~ 00 1 246-00024

"Compliance Certificate" shall mean a compliance certificate to be signed by the chief financial officer of Borrowing Agent, which shall state that, based on an examination sufficient to permit him to make an informed statement, no Default or Event of Default exists, or if such is not the case, specifying such Default or Event of Default, its nature, when it occurred, whether it is continuing and the steps being taken by Borrowers with respect to such default and, such certificate shall have appended thereto calculations which set forth Borrowers' compliance with the requirements or restrictions imposed by Section 6.5, 7.6 and 7.1 I hereof.

"Consents" shall mean all filings and all licenses, permits, consents, approvals, authorizations, qualifications and orders of Governmental Bodies and other third parties, domestic or foreign, necessary to carry on any Borrower's business, including all consents required by Applicable Law.

"Consigned Inventory" shall mean Inventory of a Borrower that is in the possession of another Person on a consignment, sale or return, or other basis that does not constitute a final sale and acceptance of such Inventory.

"Continuing Director" shall mean, at any date, a member of Reptron's Board of Directors who (i) was a member of such Board of Directors on the Closing Date or (ii) was nominated or elected by at least two-thirds of the directors who were Continuing Directors at the time of such nomination or election or whose election to such Board of Directors was recommended or endorsed by at least two-thirds of the directors who where Continuing Directors at the time of such election.

"Controlled Group" shall mean all members of a controlled group of corporations and all trades or businesses (whether or not incorporated) under common control which, together with any Borrower, are treated as a single employer under Section 414 of the Code.

"Customer" shall mean and include the account debtor with respect to any Receivable and/or the prospective purchaser of goods, services or both with respect to any contract or contract right, and/or any party who enters into or proposes to enter into any contract or other arrangement with any Borrower, pursuant to which such Borrower is to deliver any personal property or perform any services.

"Default" shall mean an event which, with the giving of notice or passage of time or both, would constitute an Event of Default.

"Default Rate" shall have the meaning set forth in Section 3.1 hereof.

"Defaulting Lender" shall have the meaning set forth in Section 2.16(a) hereof.

"Depository Accounts" shall have the meaning set forth in Section 4.1 S(h) hereof.

"Documents" shall have the meaning set forth in Section 8.1(c) hereof.

"Dollar" and the sign "$" shall mean lawful money of the United States of America.

Base Rate.

,

|72406.7) 00 1 246-00024

"Domestic Rate Loan" shall mean any Advance that bears interest based upon the Alternate

~ -

"Early Termination Date" shall have the meaning set forth in Section 13.1 hereof.

"Earnings Before Interest and Taxes" shall mean, for any period, the sum of (i) net income (or loss) of Borrowers on a consolidated basis for such period (excluding extraordinary gains), ~ (ii) all interest expense of Borrowers on a consolidated basis for such period, p1~ (iii) all charges against income of Borrowers on a consolidated basis for such period for federal, state and local taxes.

"EBITDA" shall mean for any period the sum, for Borrowers on a consolidated basis, of (i) Earnings Before Interest and Taxes for such period plus (ii) depreciation expenses for such period,

(iii) amortization expenses for such period.

"Eligible Assignee" shall mean a Lender or a U.S. based
Affiliate of a Lender; a commercial bank organized under the laws of the United States or any state and having total assets in excess of $5,000,000,000 or an asset-based lending Affiliate of any such banks; or any other financial institution that is acceptable to Agent and Lenders and that in the ordinary course of its business extends credit of the type evidenced by the Revolving Credit Notes and as total assets in excess of $1,000,000,000.

"Eligible Inventory" shall mean and include, with respect to each Borrower, all Inventory of such Borrower (excluding work-in-process and packaging materials), valued at the lower of cost or market value, determined on a first-in-first-out basis, which is not, in Agent's opinion, obsolete, slow moving or unmerchantable and which Agent, in its sole discretion, shall not deem ineligible Inventory based on such considerations as Agent may from time to time deem to be appropriate, including whether the Inventory is subject to a perfected, first priority security interest in favor of Agent, whether the Inventory is subject to any other Lien that is not a Permitted Encumbrance, and whether the Inventory conforms to all standards imposed by any Governmental Body that has regulatory authority over such goods or the use or sale thereof. Without limiting the generality of the foregoing, no Inventory shall be Eligible Inventory if it does not meet all standards imposed by any Governmental Body, is in transit, is located outside the continental United States, is situated at a location (other than a location owned by a Borrower) and not subject to a landlord, mortgagee or warehouse agreement satisfactory to Agent, is situated at a location that is not otherwise in compliance with this Agreement, is Inventory owned by Hibbing that is not covered by a final appraisal received by Agent from MB Valuation Services, Inc. and in form and substance satisfactory to Agent, or constitutes Consigned Inventory.

"Eligible Receivables" shall mean and include, with respect to each Borrower, each Receivable of such Borrower arising in the ordinary course of such Borrower's business and which Agent, in its sole credit judgment, shall deem to be an Eligible Receivable, based on such considerations as Agent may from time to time deem appropriate. A Receivable shall not be deemed eligible unless such Receivable is subject to Agent's first priority perfected security interest and no other Lien (other than Permitted Encumbrances), and is evidenced by an invoice or other documentary evidence satisfactory to Agent. In addition, no Receivable shall be an Eligible Receivable if:

(a) it arises out of a sale made by any Borrower to an Affiliate of any Borrower or to a Person controlled by an Affiliate of any Borrower;

	(b)	it is due or unpaid more than ninety (90) days after the
original invoice date;

{70406 7} 001246-00024



(c) fifty percent (50%) or more of the Receivables from such Customer are not deemed Eligible Receivables hereunder. Such percentage may, in Agent's sole discretion, be increased or decreased from time to time;

(d) any covenant, representation or warranty contained in this Agreement with respect to such Receivable has been breached;

(e) the Customer shall (i) apply for, suffer, or consent to the appointment of, or the taking of possession by, a receiver, custodian, trustee or liquidator of itself or of all or a substantial part of its property or call a meeting of its creditors, (ii) admit in writing its inability, or be generally unable, to pay its debts as they become due or cease operations of its present business, (iii) make a general assignment for the benefit of creditors, (iv) commence a voluntary case under any state or federal bankruptcy laws (as now or hereafter in effect), (v) be adjudicated a bankrupt or insolvent, (vi) file a petition seeking to take advantage of any other law providing for the relief of debtors, (vii) acquiesce to, or fail to have dismissed, any petition which is filed against it in any involuntary case under such bankruptcy laws, or (viii) take any action for the purpose of effecting any of the foregoing;

(f) the sale is to a Customer outside the continental United
States of America, unless the sale is on letter of credit, guaranty or acceptance terms, in each case acceptable to Agent in its sole discretion;

(g) the sale to the Customer is on a bill-and-hold, guaranteed sale, sale-and-return, sale on approval, consignment or any other repurchase or return basis or is evidenced by chattel paper;

(h) Agent believes, in its sole judgment, that collection of such Receivable is insecure or that such Receivable may not be paid by reason of the Customer's financial inability to pay;

(i) the Customer is the United States of America, any state or any department, agency or instrumentality of any of them, unless the applicable Borrower assigns its right to payment of such Receivable to Agent pursuant to the Assignment of Claims Act of 1940, as amended (31 U.S.C. Sub-Section 3727 et seq. and 41 U.S.C. Sub-Section 15 et seq.) or has otherwise complied with other applicable statutes or ordinances;

(j) the goods giving rise to such Receivable have not been shipped and delivered to and accepted by the Customer or the services giving rise to such Receivable have not been performed by the applicable Borrower and accepted by the Customer or the Receivable otherwise does not represent a final sale;

(k) the Receivables of the Customer exceed a credit limit determined by Agent, in its sole discretion, to the extent such Receivable exceeds such limit;

(1) the Receivable is subject to any offset, deduction, defense, dispute, or counterclaim, the Customer is also a creditor or supplier of a Borrower or the Receivable is contingent in any respect or for any reason;

(m) the applicable Borrower has made any agreement with any Customer for any deduction therefrom, except for discounts or allowances made in the ordinary course of business for prompt payment, all of which discounts or allowances are reflected in the calculation of the face value of each respective invoice related thereto;

{72406.7) 00 1 246-00024

_ 9 _



	(n)	shipment of the merchandise or the rendition of services has not been completed;

(o)

any return, rejection or repossession of the merchandise has occurred;

(p) such Receivable is not payable to a Borrower; or

(q) such Receivable is not otherwise satisfactory to Agent as determined in good faith by Agent in the exercise of its discretion in a reasonable manner.

"Environmental Complaint" shall have the meaning set forth in Section 4.19(d) hereof.

"Environmental Laws" shall mean all federal, state and local environmental, land use, zoning, health, chemical use, safety and sanitation laws, statutes, ordinances and codes relating to the protection of the environment and/or governing the use, storage, treatment, generation, transportation, processing, handling, production or disposal of Hazardous Substances and the rules, regulations, policies, guidelines, interpretations, decisions, orders and directives of federal, state and local governmental agencies and authorities with respect thereto.

"Equipment" shall mean and include, as to each Borrower, all of such Borrower's goods (other than Inventory) whether now owned or hereafter acquired and wherever located, including all equipment, machinery, apparatus, motor vehicles, fittings, furniture, furnishings, fixtures (other than Building Fixtures), parts, accessories and all replacements and substitutions therefor or accessions thereto.

"Equity Interest" shall mean the interest of (i) a shareholder in a corporation, (ii) a partner (whether general or limited) in a partnership (whether general, limited or limited liability), (iii) a member in a limited liability company, or (iv) any other Person having any other form of equity security or ownership interest.

F;,-~

"ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time and the rules and regulations promulgated thereunder.

Eurodollar Rate.

hereof.

"Eurodollar Rate Loan" shall mean an Advance at any time that bears interest based on the

"Eurodollar Rate" shall mean for any Eurodollar Rate Loan for the then current Interest Period relating thereto the interest rate per annum determined by PNC by dividing (the resulting quotient rounded upwards, if necessary, to the nearest 1/lOOth of 1% per annum) (i) the rate of interest determined by PNC in accordance with its usual procedures (which determination shall be conclusive absent manifest error) to be the eurodollar rate two (2) Business Days prior to the first day of such Interest Period for an amount comparable to such Eurodollar Rate Loan and having a borrowing date and a maturity comparable to such Interest Period by (ii) a number equal to 1.00 minus the Reserve Percentage.

"Event of Default" shall mean the occurrence of any of the events set forth in Article X

"Exchange Act" shall mean the United State Securities Exchange
Act of 1934 (or any successor statute), as amended from time to time.

{72406 7} 001246-00024

- 10



"Excluded Equipment" shall mean each of the items of Equipment described on Schedule 1.2A hereto. but only so long as (i) such item of Equipment is subject to a valid and enforceable Lien that is in favor of a Person other than Agent that is in existence on the Closing Date, and (ii) an agreement is in effect between the Borrower owning such Equipment and the holder of such Lien that prohibits such Borrower from granting a Lien on such Equipment to another Person.

"Federal Funds Rate" shall mean, for any day, the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published for such day (or if such day is not a Business Day, for the next preceding Business Day) by the Federal Reserve Bank of New York, or if such rate is not so published for any day which is a Business Day, the average of quotations for such day on such transactions received by PNC from three (3) Federal funds brokers of recognized standing selected by PNC.

Borrowers and PNC.

"Fee Letter" shall mean that certain letter agreement dated December 29, 199X among

"Fiscal Quarter" shall mean one (1) of the four (4) fiscal quarters of Borrowers and their Subsidiaries for accounting and tax purposes, which end on March 31, June 30, September 30 and December 31 of each Fiscal Year.

"Fiscal Year" shall mean the fiscal year of Borrowers and their Subsidiaries for accounting and tax purposes, which ends on December 31 of each year and, when preceded by the designation of a calendar year (e.g., 1999 Fiscal Year), means the Fiscal Year of Borrowers and their Subsidiaries ended on December 31 of such designated calendar year.

"Fixed Charges" shall mean, with respect to Borrowers on a consolidated basis for any period, the sum of (i) interest expense of Borrowers for such period; (ii) the aggregate of all scheduled principal payments on Funded Debt during such period; (iii) cash dividends, distributions, repurchases or redemptions permitted under this Agreement, whether declared or paid; (iv) payments with respect to Capitalized Lease Obligations during such period; and (v) Indebtedness that is payable during such period with respect to Capital Expenditures (other than Capital Expenditures made or incurred to maintain or preserve assets of a Borrower); provided, however, that Fixed Charges shall not include the amounts actually expended by the Borrowers in connection with (a) redemptions or repurchases of the Equity Interests of any Borrower permitted by Section 7.7 hereof and (b) prepayment of the Subordinated Indebtedness permitted by Section 7.17 hereof.

"Formula Amount" shall have the meaning set forth in Section 2.1(

"Funded Debt" shall mean all Capitalized Lease Obligations and all other Indebtedness that would, in accordance with GAAP, constitute long-term debt, including any Indebtedness with a maturity of more than one ( I ) year after the creation thereof and any Indebtedness that is renewable or extendable at the option of a Borrower for a period of more than one (1) year from the date of creation of such Indebtedness.

"GAAP" shall mean generally accepted accounting principles in the United States of America in effect from time to time.

172406 7} 001246-00024

- 11 -



"General Intangibles" shall mean and include, as to each Borrower, all of such Borrower's general intangibles, whether now owned or hereafter acquired, including all chases in action, causes of action, corporate or other business records, inventions, designs, patents, patent applications, equipment formulations, manufacturing procedures, quality control procedures, trademarks, service marks, trade secrets, goodwill, copyrights, design rights, registrations, licenses, franchises, customer lists, tax refunds, tax refund claims, computer programs, all claims under guaranties, security interests or other security held by or granted to such Borrower to secure payment of any of the Receivables by a Customer all rights of indemnification and all other intangible property of every kind and nature (other than Receivables).

"Governmental Body" shall mean any nation or government, any state or other political subdivision thereof or any entity exercising the legislative, judicial, regulatory or administrative functions of or pertaining to a government.

"Guarantor" shall mean a Person who may hereafter guarantee payment or performance of the whole or any part of the Obligations and "Guarantors" means collectively all such Persons.

"Guaranty" shall mean any guaranty of the Obligations executed by a Guarantor in favor of Agent for Agent's benefit and for the ratable benefit of Lenders.

"Guaranty Security Documents" shall mean and include (i) a Security Agreement duly executed by a Guarantor in favor of Agent, in form and content acceptable to Agent, and by which such Guarantor shall grant a security interest in favor of Agent, for its benefit and for the ratable benefit of Lenders, in all of such Guarantor's properties as security for the Obligations and such Guarantor's Guaranty, and (ii) all Lien Perfection Documents requested by Agent.

"Hazardous Discharge" shall have the meaning set forth in Section 4.19(d) hereof.

corporation.

"Hazardous Substance" shall mean, without limitation, any flammable explosives, radon, radioactive materials, asbestos, urea formaldehyde foam insulation, polychlorinated biphenyls, petroleum and petroleum products, methane, hazardous materials, Hazardous Wastes, hazardous or Toxic Substances or related materials as defined in CERCLA, the Hazardous Materials Transportation Act (49 U.S.C. Sections 1801, et seq.), RCRA, or any other applicable Environmental Law and in the regulations adopted pursuant thereto.

"Hazardous Wastes" shall mean all waste materials subject to regulation under CERCLA, RCRA or applicable state law, and any other applicable Federal and state laws now in force or hereafter enacted relating to hazardous waste disposal.

"Hibbing Maryland" shall mean Hibbing Electronics Corporation MD, a
Maryland

"Indebtedness" of a Person at a particular date shall mean all obligations of such Person which in accordance with GAAP would be classified upon a balance sheet as liabilities (except capital stock and surplus earned or otherwise) and in any event, without limitation by reason of enumeration, shall include all indebtedness, debt and other similar monetary obligations of such Person whether direct or guaranteed, and all premiums, if any, due at the required prepayment dates of such indebtedness, and all indebtedness secured by a Lien on assets owned by such Person, whether or not such indebtedness actually shall have been created,

	( 72406 7 	~00 1 246-00024

- 12 -



assumed or incurred by such Person. Any indebtedness of such Person resulting from the acquisition by such Person of any assets subject to any Lien shall be deemed, for the purposes hereof, to be the equivalent of the creation, assumption and incurring of the indebtedness secured thereby, whether or not actually so created, assumed or incurred.

"Indenture" shall mean that certain Indenture dated as of August 5, 1997, between Reptron and Reliance Trust Company, as Trustee.

Section 2.2(b).

"Individual Formula Amount" shall mean at the date of determination thereof, with respect to each Borrower, an amount equal to:
(i) up to the Receivables Advance Rate of Eligible Receivables of such Borrower, ~ (ii) up to the Inventory Advance Rate of the value of Eligible Inventory of such Borrower; minus (iv) such reserves as Agent may reasonably deem proper and necessary from time to time.

"Interest Period" shall mean the period provided for any Eurodollar Rate Loan pursuant to

"Interest Rate Agreement" shall mean any forward contracts, future contracts, interest rate swap agreement, interest rate cap agreement, interest rate collar agreement, interest rate change agreement or other similar agreement or arrangement designed to protect any Borrower against fluctuations in interest rates.

"Inventory" shall mean and include as to each Borrower all of such Borrower's now owned or hereafter acquired goods, merchandise and other personal property, wherever located, to be furnished under any contract of service or held for sale or lease, all raw materials, work in process, finished goods and materials and supplies of any kind, nature or description which are or might be used or consumed in such Borrower's business or used in selling or furnishing such goods, merchandise and other personal property, and all documents of title or other documents representing them.

"Inventory Advance Rate" shall have the meaning set forth in Section 2.1(a)(y)(ii) hereof.

"Joinder Agreement" shall mean an agreement in the form of Exhibit B annexed hereto by which a Person that is a wholly-owned
Subsidiary of a Borrower shall become a "Borrower" under, and shall be bound by all the terms of, this Agreement, but only if and to the extent requested or permitted to do so by Agent in the exercise of its sole and absolute discretion.

"Leasehold Interest" shall mean the interest of a Borrower as lessee under a lease with respect to the premises used or occupied by it or at which any of the Collateral is stored.

"Lender" and "Lenders" shall have the meaning ascribed to such term in the preamble to this Agreement and shall include each Person which becomes a transferee, successor or assign of any Lender.

"Lien" shall mean any mortgage, deed of trust, pledge, hypothecation, assignment, security interest, lien (whether statutory or otherwise), Charge, claim or preference, priority or other security agreement or preferential arrangement held or asserted in respect of any asset of any kind or nature whatsoever, including any conditional sale or other title retention agreement, any lease having substantially the same economic effect as any of the foregoing, and the filing of, or agreement to give, any financing statement under the UCC or comparable law of any jurisdiction.

~ 72406.7 ~ 00 1 246-00024



"Lien Perfection Documents" shall mean all instruments, agreements, filings and recordings necessary or, in Agent's reasonable determination, necessary or desirable to perfect, maintain or continue the perfection of, or achieve or maintain the first priority status of any Lien granted to Agent pursuant to any of the Loan Documents by any Borrower or Guarantor, including all UCC- 1 financing statements, pledges, assignments, hypothecations, registrations of pledge, notifications, bailment agreements, landlord or mortgagee waivers, processor waivers, intercreditor agreements, subordination agreements, chattel mortgage filings or similar instruments, agreements or documents.

"Loan Documents" shall mean this Agreement and all of the Other Documents.

$50,000,000.

"Material Adverse Effect" shall mean a material adverse effect upon (a) the condition, operations, assets, business or prospects of any Borrower or Guarantor, (b) any Borrower's or Guarantor's ability to pay the Obligations in accordance with the terms thereof, (c) the value of the Collateral, or Agent's Liens on the Collateral or the priority of any such Lien or (d) the practical realization of the benefits of Agent's and each Lender's rights and remedies under this Agreement and the Other Documents.

"Material Contract" shall mean an agreement to which a Borrower or Guarantor is a party (other than the Loan Documents) (i) which is deemed to be a material contract as provided in Regulation S-K promulgated by the SEC under the Securities Act of 1933 or (ii) for which breach, termination, cancellation, nonperformance or failure to renew could reasonably be expected to have a Material Adverse Effect.

"Maximum Revolving Advance Amount" shall mean, from and after the Closing
Date,

"Money Borrowed" shall mean, as applied to any Person, (i)
Indebtedness arising from the lending of money by any other Person to such Person; (ii) Indebtedness, whether or not in any such case arising from the lending of money by another Person to such Person, (A) which is represented by notes payable or drafts accepted that evidence extensions of credit, (B) which constitutes obligations evidenced by bonds, debentures, notes or similar instruments, or (C) upon which interest charges are customarily paid (other than accounts payable) or that was issued or assumed as full or partial payment for property; (iii) Indebtedness that constitutes a capitalized lease obligation; (iv) reimbursement obligations with respect to letters of credit or guaranties of letters of credit; and (v) Indebtedness of such Person under any guaranty of obligations that would constitute Indebtedness for Money Borrowed under clauses (i) through (iii) hereof, if owed directly by such Person.

"Monthly Advances" shall have the meaning set forth in Section 3.1 hereof.

"Multiemployer Plan" shall mean a "multiemployer plan" as defined in Sections 3(37) and 4001(a)(3) of ERISA.

"NationsBank" shall mean NationsBank, N.A., and its successors in interest.

"NationsBank Mortgage" shall mean the mortgage executed by Reptron with respect to the Real Property owned by Reptron in Tampa, Florida, to secure payment of the NationsBank Term Loan.

	'72406 7)	001246-00024

- 14



"NationsBank Term Loan" shall mean the term loan made by NationsBank to Reptron, in the original principal amount of $8,800,000, which is secured by the NationsBank Mortgage and as evidenced by the NationsBank Term Note.

"NationsBank Term Note" shall mean the promissory note evidencing the obligation of Reptron to pay the NationsBank Term Loan.

"Net Amount" shall mean, with reference to Eligible
Receivables, the face amount of such Eligible Receivables on any date, less any and all returns, rebates, discounts (which may, at Agent's option, be calculated on shortest terms), credits, allowances or taxes (including sales, excise or other taxes) at any time issued, owing, claimed by Customers, granted, outstanding or payable in connection with, or any interest accrued on the amount of, such Eligible Receivables at such date.

"Note Pledge" shall mean the Note Pledge Agreement to be executed by Reptron Pennsylvania in favor of Agent on or before the Closing Date and by which Reptron Pennsylvania shall grant a Lien to Agent, for its benefit and for the ratable benefit of Lenders, as security for the Obligations, all of Reptron Pennsylvania's' right, title and interest in and to the NationsBank Term Note and the NationsBank Mortgage.

"Obligations" shall mean and include the following, in each case, whether now in existence or hereafter arising, (i) the principal of, and interest and premium, if any, on the Advances; (ii) all Indebtedness and other obligations of any Borrower to any Lender under any Interest Rate Agreement, currency or equity swap, future, option, or other similar agreement or arrangement; (iii) all other Indebtedness, covenants and duties now or at any time or times hereafter owing by any or all of Borrowers to Agent or any Lender arising under or pursuant to this Agreement or any of the other Loan Documents, whether evidenced by any note or other writing, whether arising from any extension of credit, opening of a letter of credit, acceptance, loan, guaranty, indemnification or otherwise, whether direct or indirect, absolute or contingent, due or to become due, primary or secondary, or joint or several, including all interest, charges, expenses, fees or other sums chargeable to any or all Borrowers or Guarantors hereunder or under any of the other Loan Documents; and (iv) in the case of PNC and its Affiliates, any indebtedness, liabilities, obligations, covenants and duties arising in connection with any banking or related transactions, services or functions provided to any Borrower or Guarantor in connection with any conduct of such Borrower's or Guarantor's business (excluding extensions of credit giving rise to any Indebtedness for Money Borrowed not related to this Agreement or any other Loan Documents).

"Organization Documents" shall mean, with respect to any Person, its charter, certificate or articles of incorporation, bylaws, articles of organization, operating agreement, members' agreement, partnership agreement, voting trust or similar agreement or instrument governing the formation or operation of such Person.

"Other Documents" shall mean the Revolving Credit Notes, any
Interest Rate Agreement with PNC, the Questionnaires, each Joinder Agreement, each Guaranty, the Guaranty Security Documents, the Trademark Security Agreement, the Note Pledge, the Business Interruption Insurance Assignment, all Lien Perfection Documents and any and all other agreements, instruments and documents, including guaranties, pledges, powers of attorney, consents, and all other writings heretofore, now or hereafter executed by any Borrower or any Guarantor and/or delivered to Agent or any Lender in respect of the transactions contemplated by this Agreement.

t72406 7} 001246-00024

- 15 -



-

"Out-of-Formula Condition" shall have the meaning set forth in Section 2.1(c) of this

Agreement.

"Out-of-Formula Loan" shall mean a Revolving Advance made when an Out-of-Formula Condition exists or the amount of any Revolving Advance which, when funded, results in an Out-of-Formula Condition.

"Owned Real Property" shall mean the Real Property that is owned by a Borrower and that is located in Tampa, Florida and Gaylord, Michigan.

"Parent" of any Person shall mean a corporation or other entity owning, directly or indirectly at least 50% of the shares of stock or other Equity Interests having ordinary voting power to elect a majority of the directors of the Person or other individuals performing similar functions for any such Person.

"Participant" shall mean each Person who shall be granted the right by any Lender to participate in any of the Advances and who shall have entered into a participation agreement in form and substance satisfactory to such Lender.

"Payment Office" shall mean initially Two PNC Plaza, 620
Liberty Avenue, 18th Floor, Pittsburgh, Pennsylvania 15222; thereafter, such other office of Agent, if any, which it may designate by notice to Borrowing Agent and to each Lender to be the Payment Office.

"PBGC" shall mean the Pension Benefit Guaranty Corporation.

"Permitted Acquisition" shall mean any Acquisition by any Borrower in which each of the following conditions is satisfied: (i) the business of the Acquisition Target to be acquired is related or substantially similar to the business of Borrowers; (ii) immediately before and after giving effect to such Acquisition, no Default or Event of Default shall have occurred and be continuing or would result therefrom;
(iii) Borrowing Agent has given Agent not less than 30 days prior written notice of the proposed consummation of the Acquisition and has provided to Agent complete and accurate copies of all term sheets, letters of intent, commitment letters, proposals and drafts of Acquisition Documents, promptly after Borrower's receipt thereof; (iv) immediately after giving effect to the consummation of such Acquisition, Borrowers shall have an Undrawn Availability of at least $1O,00O,000; (v) Borrowers' consummation of the Acquisition will be in compliance with Applicable Law (and Agent and Lenders shall have received legal opinions to that effect from Borrowers' legal counsel, if and to the extent so requested by Agent and Lenders) and Borrowers shall have obtained all required approvals from Governmental Bodies; (vi) Agent shall have completed its field examination of the business to be acquired with respect to all assets of the Acquisition Target which may constitute Eligible Receivables or Eligible Inventory and the information obtained may be used by Agent and Lenders in determining applicable advance rates for the assets of the Acquisition Target for purposes hereof; (vii) if the Acquisition takes the form of a purchase of Equity Interests of the Acquisition Target or if the Acquisition involves the formation of a new Subsidiary of a Borrower to purchase the assets of the Acquisition Target, the Acquisition Target or such newly-formed Subsidiary becomes a wholly-owned Subsidiary of a Borrower upon the consummations of the Acquisitions; and (viii) concurrently with the consummation of such Acquisition, any wholly-owned Subsidiary formed or acquired in connection with the Acquisition shall, at Agent's option, either (x) execute and deliver to Agent a Joinder Agreement by which such Subsidiary shall become a Borrower hereunder and bound by all of the terms hereof and each of the Other Documents or (y) execute and deliver to Agent, for its benefit and for the ratable benefit of Lenders,

~ 72406 7 ~ 00 1 246-00024

- 16



- ~

a Guaranty and Guaranty Security Documents. Borrowers' acquisition of All American Semiconductor Inc. shall not be deemed a Permitted Acquisition.

"Permitted Encumbrances" shall mean (a) Liens in favor of Agent for the benefit of Agent and Lenders; (b) Liens for taxes, assessments or other governmental charges not delinquent or being contested in good faith and by appropriate proceedings and with respect to which proper reserves have been taken by Borrowers, but only if the Lien shall have no effect on the priority of the Liens in favor of Agent or the value of the assets in which Agent has such a Lien and a stay of enforcement of any such Lien shall be in effect; (c) Liens disclosed in the financial statements referred to in Section 5.5, the existence of which Agent has consented to in writing; (d) deposits or pledges to secure obligations under worker's compensation, social security or similar laws, or under unemployment insurance; (e) deposits or pledges to secure bids, tenders, contracts (other than contracts for the payment of money), leases, statutory obligations, surety and appeal bonds and other obligations of like nature arising in the ordinary course of any Borrower's business; (f) judgment Liens that have been stayed or bonded and mechanics', workers', materialmen's or other like Liens arising in the ordinary course of any Borrower's business with respect to obligations which are not due or which are being contested in good faith by the applicable Borrower; (g) Liens relating to operating leases that are permitted by this Agreement; (h) Purchase Money Liens that secure Permitted Purchase Money Indebtedness; (i) Liens securing Indebtedness of a Borrower, or Subsidiary of a Borrower, to another Borrower or such other Borrower's Subsidiary; (j) Liens in favor of NationsBank on the Closing Date that are to be satisfied in full and released on the Closing Date as a result of the application of Borrower's cash on hand at the Closing Date from the proceeds of the Advance is to be made on the Closing Date; and (k) Liens disclosed on Schedule 1.2B.

"Permitted Purchase Money Indebtedness" shall mean Purchase
Money Indebtedness of Borrowers (excluding any Purchase Money Indebtedness arising in connection with a Permitted Sale/Leaseback Transaction) which is incurred after the date of this Agreement and which is secured by no Lien or only by a Purchase Money Lien, provided the aggregate amount of Purchase Money Indebtedness hereafter incurred in a Fiscal Year by Borrowers Am the aggregate of all Sale/Leaseback Transactions in such Fiscal Year by Borrowers may not exceed $12,500,000. For the purposes of this definition, the principal amount of any Purchase Money Indebtedness consisting of capitalized leases shall be computed as a Capitalized Lease Obligation.

"Permitted Sale/Leaseback Transaction" shall mean and include
(i) a Sale/Leaseback Transaction in which the sale of Equipment is for cash; all of the cash from such sale is concurrently remitted to Agent for application to the Obligations in accordance with this Agreement; at least ten (10) Business Days prior written notice of the Sale/Leaseback Transaction is given to Agent; no Default or Event of Default exists at the time, or would result from the consummation, of such Sale/Leaseback Transaction; immediately prior to giving effect the consummation of any Sale/Leaseback Transaction (including the remittance of proceeds therefrom to Agent) on or before April 1, 2000, Undrawn Availability is not less than $10,000,000; the Equipment that is the subject of the Sale/Leaseback Transaction is sold for its fair market value; and the aggregate amount of Purchase Money Indebtedness hereafter incurred in a Fiscal Year by Borrowers As the aggregate of all Sale/Leaseback Transactions in such Fiscal Year by Borrowers may not exceed $12,500,000, and (ii) a Sale/Leaseback Transaction in which the sale of Owned Real Property is for cash; all of the cash from such sale is concurrently remitted to Agent for application to the Obligations in accordance with this Agreement; at least ten ( 10) Business Days prior written notice of the Sale/Leaseback Transaction is given to Agent; no Default or Event of Default exists at the time, or would result from the consummation, of such Sale/Leaseback Transaction; immediately prior to giving effect the consummation of any Sale/Leaseback

( 72406.7 } 00 1 246-00024

- 17



-

- -

Transaction (including the remittance of proceeds therefrom to Agent) on or before April 1, 200O, Undrawn Availability is not less than $1 O,00O,000; the Owned Real Property that is the subject of the Sale/Leaseback Transaction is sold for its fair market value; the purchaser of such Owned Real Estate has entered into a landlord, mortgagee or other similar agreement satisfactory to Agent; and the aggregate amount of Purchase Money Indebtedness hereafter incurred in a Fiscal Year by Borrowers Us aggregate of all Sale/Leaseback Transactions in such Fiscal Year by Borrowers may not exceed $12,50O,000.

"Permitted Spinoff' shall mean a transaction in which a Borrower creates a Subsidiary that is, and all times remains, a wholly-owned Subsidiary of such Borrower and to which such Borrower transfers all or a part of its assets, provided that no Default or Event of Default exists at the time of, or after giving effect to, such transaction; such Borrower provides Agent with not less than fifteen (15) Business Days prior written notice of its intent to effect such a transaction (in which written notice such Borrower shall summarize all of the pertinent terms of the proposed transaction); and concurrently with the consummation of such transaction such Subsidiary shall, at Agent's option, either (x) execute and deliver to Agent a Joinder Agreement by which such Subsidiary shall become a Borrower hereunder and bound by all of the terms hereof and each of the Other Documents or (y) execute and deliver to Agent, for its benefit and for the ratable benefit of Lenders, a Guaranty and Guaranty Security Documents.

"Person" shall mean any individual, sole proprietorship, partnership, corporation, business trust, joint stock company, trust, unincorporated organization, association, limited liability company, institution, public benefit corporation, joint venture, entity or government (whether Federal, state, county, city, municipal or otherwise, including any instrumentality, division, agency, body or department thereof).

"Plan" shall mean any employee benefit plan within the meaning of Section 3(3) of ERISA, maintained for employees of Borrowers or any member of the Controlled Group or any such Plan to which any Borrower or any member of the Controlled Group is required to contribute on behalf of any of its employees.

"Pricing Formula Ratio" shall mean and include, with respect to any fiscal period for Borrowers on a consolidated basis, the ratio of
(a) EBITDA mires Unfunded Capital Expenditures minus Cash Taxes minus payment of any management fees payable by a Borrower to a Person other than another Borrower (to the extent not included in the calculation of EBITDA), to (b) Fixed Charges, all calculated for such period in accordance with GAAP.

"Pro Forma Balance Sheet" shall have the meaning set forth in Section 5.5(a) hereof.

"Pro Forma Financial Statements" shall have the meaning set forth in
Section 5.5(b) hereof.

"Projections" shall have the meaning set forth in Section 5.5(b) hereof.

"Purchase Money Indebtedness" shall mean and include (i)
Indebtedness (other than the Obligations) of any or all of Borrowers for the payment of all or any part of the purchase price of any fixed assets,
(ii) any Indebtedness (other than the Obligations) of any or all of Borrowers incurred at the time of or within ten (10) days prior to or after the acquisition of any fixed assets for the purpose of financing all or any part of the purchase price thereof (whether by means of a loan agreement, capitalized lease or otherwise), and (iii) any renewals, extensions or refinancings (but not any increases in the principal amounts) thereof outstanding at the time.

{ 72406.7 ~ 00 1 246-00024

- 18 -
An

"Purchase Money Lien" shall mean a Lien upon fixed assets which secures Purchase Money Indebtedness, but only if such Lien shall at all times be confined solely to the fixed assets acquired through the incurrence of the Purchase Money Indebtedness secured by such Lien and such Lien constitutes a purchase money security interest under the UCC.

"Questionnaire" shall mean the Documentation Information
Questionnaire and the responses thereto provided by each Borrower and delivered to Agent.

"RCRA" shall mean the Resource Conservation and Recovery Act,
42 U.S.C. 6901 et seq., as same may be amended from time to time.

"Real Property" shall mean all of each Borrower's right, title and interest in and to any real property, whether owned or leased by such Borrower.

"Receivables" shall mean and include, as to each Borrower, all of such Borrower's accounts, contract rights, instruments (including those evidencing Indebtedness owed to a Borrower by any of its Affiliates), documents, chattel paper, general intangibles relating to accounts, drafts and acceptances, and all other forms of obligations owing to such Borrower arising out of or in connection with the sale or lease of Inventory or the rendition of services, all guarantees and other security therefor, whether secured or unsecured, now existing or hereafter created, and whether or not specifically sold or assigned to Agent hereunder.

"Receivables Advance Rate" shall have the meaning set forth in Section 2.1(a)(y)(i) hereof.

"Release" shall have the meaning set forth in Section 5.7(c)(i) hereof.

Of any Borrower.

~ 72406.7 ~ 00 1 246-00024

"Reportable Event" shall mean a reportable event described in
Section 4043(b) of ERISA or the regulations promulgated thereunder.

"Required Lenders" shall mean Lenders holding at least fifty-one percent (51%) of the Advances and, if no Advances are outstanding, shall mean Lenders holding fifty-one percent (51 %) of the Commitment Percentages; provided, however, that if any Lender shall be in breach of its obligations hereunder to any Borrower or Agent, including any breach resulting from its failure to honor its commitment in accordance with the terms of this Agreement, then, for so long as such breach continues, the term "Required Lenders" shall mean Lenders (excluding each Lender that is in breach of its obligations hereunder) holding at least fifty-one percent (51%) of the Advances, and, if no Advances are outstanding, at least fifty-one percent (51%) of the Commitment Percentages.

"Reserve Percentage" shall mean the maximum effective percentage in effect on any day as prescribed by the Board of Governors of the Federal Reserve System (or any successor) for determining the reserve requirements (including supplemental, marginal and emergency reserve requirements) with respect to euroccurency funding.

"Revolving Advances" shall mean Advances made under this Agreement to be for the benefit

- 19



-

Section 2. 1 (a) hereof.

"Revolving Credit Notes" shall mean, collectively, promissory notes referred to in

"Revolving Interest Rate" shall mean an interest rate per annum equal to (a) the sum of the Alternate Base Rate p1~ the Applicable Margin with respect to Domestic Rate Loans, (b) the sum of the Eurodollar Rate ~21~ the Applicable Margin with respect to Eurodollar Rate Loans.

"Sale/Leaseback Transaction" shall mean a transaction in which a Borrower shall sell a portion of its Equipment to a Person and shall concurrently lease such Equipment back from such Person, pursuant to the terms of a written lease (whether or not such lease constitutes a true lease or a financing lease).

"Settlement Date" shall mean the Closing Date and thereafter
Wednesday of each week unless such day is not a Business Day in which case it shall be the next succeeding Business Day.

"Solvent" shall mean, with respect to any Person, such Person
(i) owns Property whose fair saleable value is greater than the amount required to pay all of such Person's Indebtedness (including contingent),
(ii) is able to pay all of its Indebtedness as such Indebtedness matures,
(iii) has capital sufficient to carry on its business and transactions and all business and transactions in which it is about to engage, and (iv) is not "insolvent" within the meaning of Section 101(32) of the Bankruptcy Code.

"Subordinated Debt Documents" shall mean all instruments and agreements now or hereafter executed by any or all of Borrowers in favor of any Person to evidence any Borrower's obligation to pay any Subordinated Indebtedness, including the Indenture and the Subordinated Notes.

"Subordinated Indebtedness" shall mean the Indebtedness of Reptron evidenced by the Subordinated Notes and all of the Indebtedness of any or all of Borrowers that is fully and completely subordinated to the payment of the Obligations in a manner acceptable to Agent.

"Subordinated Notes" shall mean the 63/~% Convertible
Subordinated Notes issued by Reptron pursuant to the Indenture.

"Subordinated Loan Documents" shall mean (i) the Indenture,
(ii) each of the Subordinated Notes, (iii) any and all other agreements, instruments and documents, and all other writings heretofore, now or hereafter executed by Reptron or any other Person in respect of the transactions contemplated by the Indenture and (iv) any other instrument or agreement or hereafter executed by any Borrower in favor of a Person to evidence the obligation of such Borrower to pay Subordinated Indebtedness.

"Subsidiary" shall mean a corporation or other entity of whose shares of stock or other ownership interests having ordinary voting power (other than stock or other ownership interests having such power only by reason of the happening of a contingency) to elect a majority of the directors of such corporation, or other Persons performing similar functions for such entity, are owned, directly or indirectly, by such Person.

"Term" shall have the meaning set forth in Section 13.1 hereof.

"Termination Event" shall mean (i) a Reportable Event with respect to any Plan or Multiemployer Plan; (ii) the withdrawal of any Borrower or any member of the Controlled Group from a Plan

	~ 72406.7 }	00 1 246-00024

- -

or Multiemployer Plan during a plan year in which such entity was a "substantial employer" as defined in Section 4001(a)(2) of ERISA; (iii) the providing of notice of intent to terminate a Plan in a distress termination described in Section 4041(c) of ERISA; (iv) the institution by the PBGC of proceedings to terminate a Plan or Multiemployer Plan; (v) any event or condition (a) which might constitute grounds under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Plan or Multiemployer Plan, or (b) that may result in termination of a Multiemployer Plan pursuant to Section 4041 A of ERISA; or (vi) the partial or complete withdrawal within the meaning of Sections 4203 and 4205 of ERISA, of any Borrower or any member of the Controlled Group from a Multiemployer Plan.

"Toxic Substance" shall mean and include any material present on the Real Property or the Leasehold Interests which has been shown to have significant adverse effect on human health or which is subject to
regulation under the Toxic Substances Control Act (TSCA), 15 U.S.C.   2601
et seq., applicable state law, or any other applicable Federal or state laws now in force or hereafter enacted relating to toxic substances. "Toxic Substance" includes asbestos, polychlorinated biphenyls (PCBs) and lead-based paints.

"Trademark Security Agreement" shall mean the Trademark
Security Agreement to be executed by Reptron in favor of Agent on or before the Closing Date and by which Reptron shall collaterally assign and grant a Lien to Agent, for its benefit and for the ratable benefit of Lenders, as security for the Obligations, all of Reptron's right, title and interest in and to all of its trademarks.

,,~

"Transferee" shall have the meaning set forth in Section 16.3(b) hereof.

~CC" shall mean the Uniform Commercial Code (or any successor statute) as adopted and in force in the State of Georgia or, when the laws of any other state govern the method or manner of the perfection or enforcement of any security interest in any of the Collateral, the Uniform Commercial Code (or any successor statute) of such state.

"Undrawn Availability" at a particular date shall mean an amount equal to (a) the lesser of (i) the Formula Amount or (ii) the Maximum Revolving Advance Amount, minus (b) the sum of (i) the outstanding amount of Advances, plus (ii) all amounts due and owing to Borrowers' trade creditors which are 60 days or more past due, plus (iii) fees and expenses for which Borrowers are liable but which have not been paid or charged to Borrowers' Account.

"Unfunded Capital Expenditures" shall mean, for any period, the Capital Expenditures of a Person not financed by a means other than an Advance hereunder.

"Upstream Payment" shall mean a payment or distribution of cash or other property by a Subsidiary of a Borrower to such Borrower, whether in repayment of Indebtedness owed by such Subsidiary to such Borrower, to pay dividends on account of such Borrower's ownership of Equity Interests or otherwise.

"Value" shall mean, with reference to the value of Inventory, value determined on the basis of the lower of cost or market of such Inventory, with the cost thereof calculated on a first-in, first-out basis, determined in accordance with GAAP.

"Week" shall mean the time period commencing with the opening of business on a Wednesday and ending on the end of business the following Tuesday.

~ 72406 7 ~ 00 1 246-00024

1.3 UCC Terms. All terms used herein and defined in the UCC as adopted in the State of Georgia shall have the meaning given therein unless otherwise defined herein.

1.4 Certain Matters of Construction. The terms "herein,"
"hereof," and "hereunto. and other words of similar import refer to this Agreement as a whole and not to any particular section, paragraph or subdivision. Any pronoun used shall be deemed to cover all genders. Wherever appropriate in the context, terms used herein in the singular also include the plural and vice versa. All references to statutes and related regulations shall include any amendments of same and any successor statutes and regulations. All references herein to the time of day shall mean the time in Atlanta, Georgia. Unless otherwise provided all references to any instruments or agreements to which Agent is a party, including references to any of the Other Documents, shall include any and all modifications or amendments thereto and any and all extensions or renewals thereof. Whenever the words "including" or "include" shall be used, such words shall be understood to mean "including, without limitation" or "include, without limitation." A Default or Event of Default shall be deemed to exist at all times during the period commencing on the date that such Default or Event of Default occurs to the date on which such Default or Event of Default is waived in writing pursuant to this Agreement or, in the case of a Default, is cured with any period of cure expressly provided for in this Agreement; and an Event of Default shall "continue" or be "continuing" until such Event of Default has been waived in writing by Agent. Any Lien referred to in this Agreement or any of the Other Documents as having been created in favor of Agent, any agreement entered into by Agent pursuant to this Agreement or any of the Other Documents, any payment made by or to or funds received by Agent pursuant to or as contemplated by this Agreement or any of the Other Documents, or any act taken or admitted to be taken by Agent, shall, unless otherwise expressly provided, be created, entered into, made or received, or taken or omitted, for the benefit or account of Agent and Lenders.

 .

SECTION 2. ADVANCES. PAYMENTS.

2.1 Revolving Advances. (a) Subject to the terms and conditions set forth in this Agreement, each Lender, severally and not jointly, will make Revolving Advances to Borrowers in aggregate amounts outstanding at any time not to exceed such Lender's Commitment Percentage of the lesser of (x) the Maximum Revolving Advance Amount or (y) an amount equal to the sum of:

(i) up to eighty-five percent (85%), subject to the provisions of Section 2.1(b) hereof

("Receivables Advance Rate"), of the Net Amount of Eligible Receivables, plus

(ii) up to the lesser of (A) fifty percent (50%), subject to the provisions of Section 2.1 (b)

hereof ("Inventory Advance Rate"), of the Value of the Eligible Inventory (the Receivables Advance
Rate and the Inventory Advance Rate shall be referred to collectively, as the "Advance Rates") or
(B) $25,000,000, minus

(iii) such reserves as Agent may reasonably deem proper and necessary from time to time.

The amount derived from the sum of(A) Sections 2.1(a)(y)(i) and (ii) minus (B) Section 2.1(a)(y)(iii) at any time and from time to time shall be referred to as the "Formula Amount." The Revolving Advances shall be evidenced by secured promissory notes ("Revolving Credit Notes") in favor of each Lender in substantially in the form attached hereto as Exhibit A. Borrowers and Lenders agree that, if any event occurs or any condition exists that Agent determines is likely to have a Material Adverse Effect, or if a Default or Event of Default exists, Agent shall have the right (exercisable at such time or times as Agent deems

{72406 7) 001246-00024
appropriate) to require that separate calculations of the Individual Formula Amount be made for each Borrower, as well as the right to limit the use of proceeds of Advances by each Borrower to an amount that does not exceed such Borrower's Individual Formula Amount.

(b) Discretionary Rights. The Advance Rates may be increased or decreased by Agent at any time and from time to time in the exercise of its reasonable discretion. Each Borrower consents to any such increases or decreases and acknowledges that decreasing the Advance Rates or increasing the reserves may limit or restrict Advances requested by Borrowing Agent. Agent shall give Borrowing Agent five (5) days prior written notice of its intention to decrease the Advance Rates.

(c) Out-of-Formula Loans. If the unpaid balance of Revolving
Advances outstanding at any time should exceed the Formula Amount at such time (an "Out-of-Formula Condition"), such Revolving Advances shall nevertheless constitute Obligations that are secured by the Collateral and entitled to all of the benefits of the Loan Documents. If Agent or Lenders are willing in their sole and absolute discretion to make Out-of-Formula Loans, such Out-of-Formula Loans shall be payable on demand and shall bear interest at the Default Rate; provided that, if Lenders do make Out-of-Formula Loans, neither Agent nor Lenders shall be deemed thereby to have changed the limits of Section 2.1 (a) or be obligated to honor requests for Revolving Advances when an Out-of-Formula Condition exists or would result therefrom.

2.2 Procedure for Revolving Advances Borrowing.

(a) Borrowing Agent on behalf of any Borrower may notify Agent prior to 12:00 noon (New York time) on a Business Day of a Borrower's request to incur, on that day, a Revolving Advance hereunder. Should any amount required to be paid as interest hereunder, or as fees or other charges under this Agreement or any other agreement with Agent or Lenders, or with respect to any other Obligation, become due, same shall be deemed a request for a Revolving Advance as of the date such payment is due, in the amount required to pay in full such interest, fee, charge or Obligation under this Agreement or any other agreement with Agent or Lenders, and such request shall be irrevocable.

(b) Notwithstanding the provisions of (a) above, in the event any Borrower desires to obtain a Eurodollar Rate Loan, Borrowing Agent shall give Agent at least three (3) Business Days prior written notice, specifying (i) the date of the proposed borrowing (which shall be a Business Day), (ii) the type of borrowing and the amount on the date of such Advance to be borrowed, which amount shall be an integral multiple of $1,000,000 and (iii) the duration of the first Interest Period therefor. Interest Periods for Eurodollar Rate Loans shall be for one, two, three or six months; provided, if an Interest Period would end on a day that is not a Business Day, it shall end on the next succeeding Business Day unless such day falls in the next succeeding calendar month in which case the Interest Period shall end on the next preceding Business Day. No Eurodollar Rate Loan shall be made available to Borrower during the continuance of a Default or an Event of Default.

(c) Each Interest Period of a Eurodollar Rate Loan shall commence on the date such Eurodollar Rate Loan is made and shall end on such date as Borrowing Agent may elect as set forth in (b)(iii) above provided that the exact length of each Interest Period shall be determined in accordance with the practice of the interbank market for offshore Dollar deposits and no Interest Period shall end after the last day of the Term.

{72406 7} 001246-00024

Borrowing Agent shall elect the initial Interest Period applicable to a Eurodollar Rate Loan by its notice of borrowing given to Agent pursuant to Section 2.2(b) or by its notice of conversion given to Agent pursuant to Section 2.2(d), as the case may be. Borrowing Agent shall elect the duration of each succeeding Interest Period by giving irrevocable written notice to Agent of such duration not less than three (3) Business Days prior to the last day of the then current Interest Period applicable to such Eurodollar Rate Loan. If Agent does not receive timely notice of the Interest Period elected by Borrowing Agent, Borrowers shall be deemed to have elected to convert to a Domestic Rate Loan subject to Section 2.2(d) herein below.

(d) Provided that no Event of Default shall have occurred and be continuing, Borrowing Agent may, on the last Business Day of the then current Interest Period applicable to any outstanding Eurodollar Rate Loan, or on any Business Day with respect to Domestic Rate Loans, convert any such loan into a loan of another type in the same aggregate principal amount provided that any conversion of a Eurodollar Rate Loan shall be made only on the last Business Day of the then current Interest Period applicable to such Eurodollar Rate Loan. If Borrowing Agent desires to convert a loan, Borrowing Agent shall give Agent not less than three (3) Business Days prior written notice to convert from a Domestic Rate Loan to a Eurodollar Rate Loan or one (1) Business Day's prior written notice to convert from a Eurodollar Rate Loan to a Domestic Rate Loan, specifying the date of such conversion, the loans to be converted and if the conversion is from a Domestic Rate Loan to any other type of loan, the duration of the first Interest Period therefor. After giving effect to each such conversion, there shall not be outstanding more than five (5) Eurodollar Rate Loans, in the aggregate.

(e) Borrowers shall jointly and severally indemnify Agent and Lenders and hold Agent and Lenders harmless from and against any and all losses or expenses that Agent and Lenders may sustain or incur as a consequence of any prepayment, conversion of or any default by Borrowers in the payment of the principal of or interest on any Eurodollar Rate Loan or failure by Borrowers to complete a borrowing of, a prepayment of or conversion of or to a Eurodollar Rate Loan after notice thereof has been given, including any interest payable by Agent or Lenders to lenders of funds obtained by it in order to make or maintain its Eurodollar Rate Loans hereunder. A certificate as to any additional amounts payable pursuant to the foregoing sentence submitted by Agent or any Lender to Borrowing Agent shall be conclusive absent manifest error.

,

,

(f) Notwithstanding any other provision hereof, if any applicable law, treaty, regulation or directive, or any change therein or in the interpretation or application thereof, shall make it unlawful for any Lender (for purposes of this subsection (g), the term "Lender" shall include any Lender and the of Lice or branch where any Lender or any corporation or bank controlling such Lender makes or maintains any Eurodollar Rate Loans) to make or maintain its Eurodollar Rate Loans, the obligation of Lenders to make Eurodollar Rate Loans hereunder shall forthwith be canceled and Borrowers shall, if any affected Eurodollar Rate Loans are then outstanding, promptly upon request from Agent, either pay all such affected Eurodollar Rate Loans or convert such affected Eurodollar Rate Loans into loans of another type. If any such payment or conversion of any Eurodollar Rate Loan is made on a day that is not the last day of the Interest Period applicable to such Eurodollar Rate Loan, Borrowers shall pay Agent, upon Agent's request, such amount or amounts as may be necessary to compensate Lenders for any loss or expense sustained or incurred by Lenders in respect of such Eurodollar Rate Loan as a result of such payment or conversion, including any interest or other amounts payable by Lenders to lenders of funds obtained by Lenders in order to make or maintain such Eurodollar Rate Loan. A certificate as to any additional amounts payable pursuant to the foregoing sentence submitted by Lenders to Borrowing Agent shall be conclusive absent manifest error.

(72406 7) 001246-00024

2.3 Disbursement of Advance Proceeds. All Advances shall be disbursed from whichever office or other place Agent may designate from time to time and, together with any and all other Obligations of Borrowers to Agent or Lenders, shall be charged to Borrowers' Account on Agent's books. During the Term, Borrowers may use the Revolving Advances by borrowing, prepaying and reborrowing, all in accordance with the terms and conditions hereof. The proceeds of each Revolving Advance requested by Borrowers or deemed to have been requested by Borrowers under Section 2.2(a) hereof shall, with respect to requested Revolving Advances to the extent Lenders make such Revolving Advances, be made available to the Borrowers on the day so requested by way of credit to such operating account at PNC, or such other bank as Borrowing Agent may designate following notification to Agent, in immediately available federal funds or other immediately available funds or, with respect to Revolving Advances deemed to have been requested by any Borrower, be disbursed to Agent to be applied to the outstanding Obligations giving rise to such deemed request.

2.4 Intentionally Omitted.

2.5 Maximum Advances. The aggregate balance of Revolving
Advances outstanding at any time shall not exceed the lesser of (a) Maximum Revolving Advance Amount or (b) the Formula Amount.

2.6 Repayment of Obligations.

(a) The Advances and other Obligations shall be due and payable in full on the last day of the Term subject to earlier prepayment as herein provided.

(b) Each Borrower recognizes that the amounts evidenced by checks, notes, drafts or any other items of payment relating to and/or proceeds of Collateral may not be collectible by Agent on the date received. In consideration of Agent's agreement to conditionally credit Borrowers' Account as of the Business Day on which Agent receives those items of payment, each Borrower agrees that, in computing the charges under this Agreement, all items of payment shall be deemed applied by Agent on account of the Obligations one ( I ) Business Day after the Business Day Agent receives such payments via wire transfer or electronic depository check. Agent is not, however, required to credit Borrowers' Account for the amount of any item of payment that is unsatisfactory to Agent and Agent may charge Borrowers' Account for the amount of any item of payment which is returned to Agent unpaid.

(c) All payments of principal, interest and other amounts payable hereunder, or under any of the related agreements shall be made to Agent at the Payment Office not later than 1:00 p.m. (Pittsburgh, Pennsylvania time) on the due date therefor in lawful money of the United States of America in federal funds or other funds immediately available to Agent. Agent shall have the right to effectuate payment on any and all Obligations due and owing hereunder by charging Borrowers' Account or by making Advances as provided in Section 2.2 hereof.

(d) Borrowers shall pay principal, interest, and all other amounts payable hereunder, or under any related agreement, without any deduction whatsoever, including any deduction for any setoff or counterclaim.

2.7 Repayment of Excess Advances. The aggregate balance of
Advances outstanding at any time in excess of the maximum amount of Advances permitted hereunder shall be immediately due and

{72406.7} 001246-00024

-

payable without the necessity of any demand, at the Payment Office, whether or not a Default or Event of Default has occurred.

2.8 Statement of Account. Agent shall maintain, in accordance with its customary procedures, a loan account ("Borrowers' Account") in the name of Borrowers in which shall be recorded the date and amount of each Advance made by Agent or Lenders and the date and amount of each payment in respect thereof; provided, however, the failure by Agent to record the date and amount of any Advance shall not adversely affect Agent or any Lender. Each month, Agent shall send to Borrowing Agent a statement showing the accounting for the Advances made, payments made or credited in respect thereof, and other transactions among Agent, Lenders and Borrowers during such month. The monthly statements shall be deemed correct and binding upon Borrowers in the absence of manifest error and shall constitute an account stated between Lenders and Borrowers, unless Agent receives a written statement of Borrowers' specific exceptions thereto within thirty (30) days after such statement is received by Borrowing Agent. The records of Agent with respect to the Borrowers' Account shall be conclusive evidence absent manifest error of the amounts of Advances and other charges thereto and of payments applicable thereto.

2.9 Intentionally Omitted.

2.10 Intentionally Omitted.

2.11 Intentionally Omitted.

2.12 Additional Payments. Any sums expended by Agent or any Lender due to any Borrower's failure to perform or comply with its obligations under this Agreement or any Other Document, including any Borrower's obligations under Sections 4.2, 4.4, 4.12, 4.13, 4.14 and 6.1 hereof, may be charged to Borrowers' Account as a Revolving Advance and added to the Obligations.

2.13 Manner of Borrowing and Payment.

(a) Each borrowing of Revolving Advances shall be advanced according to the Commitment Percentages of Lenders.

(b) Each payment (including each prepayment) by Borrowers on account of the principal of and interest on the Revolving Advances, shall be applied to the Revolving Advances pro rata according to the applicable Commitment Percentages of Lenders. Except as expressly provided herein, all payments to be made by any Borrower on account of principal, interest and fees shall be made without set off or counterclaim and shall be made to Agent on behalf of the Lenders to the Payment Office, in each case on or prior to 1:00 p.m., in Dollars and in immediately available funds.

(c) (i) Notwithstanding anything to the contrary contained in Sections 2.1 3(a) and (b) hereof, commencing with the first Business Day following the Closing Date, each borrowing of Revolving Advances shall be advanced by Agent and each payment by any Borrower on account of Revolving Advances shall be applied first to those Revolving Advances advanced by Agent. On or before 1:00 p.m., on each Settlement Date commencing with the first Settlement Date following the Closing Date, Agent and Lenders shall make certain payments as follows: (i) if the aggregate amount of new Revolving Advances made by Agent during the preceding Week (if any) exceeds the aggregate amount of repayments applied to outstanding Revolving Advances during such preceding Week, then each Lender shall provide Agent with funds

~ 72406.7 } 00 1 246-00024
in an amount equal to its applicable Commitment Percentage of the difference between (w)such Revolving Advances and (x) such repayments and
(ii) if the aggregate amount of repayments applied to outstanding Revolving Advances during such Week exceeds the aggregate amount of new Revolving Advances made during such Week, then Agent shall provide each Lender with funds in an amount equal to such Lender's applicable Commitment Percentage of the difference between (y) such repayments and (z) such Revolving Advances.

(ii) Agent and each Lender shall be entitled to earn interest at the applicable Revolving Interest Rate on outstanding Advances which it has funded.

(iii) Promptly following each Settlement Date, Agent shall submit to each Lender a certificate with respect to payments received and Advances made during the Week immediately preceding such Settlement Date. Such certificate of Agent shall be conclusive in the absence of manifest error.

(d) If any Lender or Participant (a "benefitted Lender") shall at any time receive any payment of all or part of its Advances, or interest thereon, or receive any Collateral in respect thereof (whether voluntarily or involuntarily or by set-off) in a greater proportion than any such payment to and Collateral received by any other Lender, if any, in respect of such other Lender's Advances, or interest thereon, and such greater proportionate payment or receipt of Collateral is not expressly permitted hereunder, such benefitted Lender shall purchase for cash from the other Lenders a participation in such portion of each such other Lender's Advances, or shall provide such other Lender with the benefits of any such Collateral, or the proceeds thereof, as shall be necessary to cause such benefitted Lender to share the excess payment or benefits of such Collateral or proceeds ratably with each of Lenders; provided, however, that if all or any portion of such excess payment or benefits is thereafter recovered from such benefitted Lender, such purchase shall be rescinded, and the purchase price and benefits returned, to the extent of such recovery, but without interest. Each Lender so purchasing a portion of another Lender's Advances may exercise all rights of payment (including rights of set-off) with respect to such portion as fully as if such Lender were the direct holder of such portion.

Ad..

 .-

(e) Unless Agent shall have been notified by telephone, confirmed in writing, by any Lender that such Lender will not make the amount which would constitute its applicable Commitment Percentage of the Advances available to Agent, Agent may (but shall not be obligated to) assume that such Lender shall make such amount available to Agent on the next Settlement Date and, in reliance upon such assumption, make available to Borrowers a corresponding amount. Agent will promptly notify Borrowers of its receipt of any such notice from a Lender. If such amount is made available to Agent on a date after such next Settlement Date, such Lender shall pay to Agent on demand an amount equal to the product of (i) the daily average Federal Funds Rate (computed on the basis of a year of 360 days) during such period as quoted by Agent, times (ii) such amount, times
(iii) the number of days from and including such Settlement Date to the date on which such amount becomes immediately available to Agent. A certificate of Agent submitted to any Lender with respect to any amounts owing under this paragraph (e) shall be conclusive, in the absence of manifest error. If such amount is not in fact made available to Agent by such Lender within three (3) Business Days after such Settlement Date, Agent shall be entitled to recover such an amount, with interest thereon at the rate per annum then applicable to such Revolving Advances hereunder, on demand from Borrowers; provided however, that Agent's right to such recovery shall not prejudice or otherwise adversely affect Borrowers' rights (if any) against such Lender.

{72406 7) 001246-00024

~ -

2.14 Mandatory Prepayments.

(a) When any Borrower sells or otherwise disposes of any Collateral (other than Inventory in the ordinary course of business), Borrowers shall repay the Advances in an amount equal to the net proceeds of such sale (i.e., gross proceeds less the reasonable costs of such sales or other dispositions), such repayments to be made promptly but in no event more than one (l) Business Day following receipt of such net proceeds, and until the date of payment, such proceeds shall be held in trust for Agent. The foregoing shall not be deemed to be implied consent to any such sale otherwise prohibited by the terms and conditions hereof. Such repayments shall be applied to the Obligations in such order as Agent may determine, subject to Borrowers' ability to reborrow Revolving Advances in accordance with the terms hereof.

(b) Intentionally Omitted.

2.15 Use of Proceeds. Borrowers shall apply the proceeds of Advances to (i) repay existing Indebtedness owed to NationsBank; (ii) pay any of the Obligations, including fees and expenses relating to this transaction; (iii) pay the purchase price of Permitted Acquisitions and the fees and expenses relating to such Permitted Acquisitions, provided that the aggregate amount of Advances that may be used to fund Permitted Acquisitions shall not exceed $20,000,000 in the aggregate; (iv) repurchase or redeem common stock of Reptron to the extent authorized by this Agreement and prepay Subordinated Indebtedness to the extent authorized by this Agreement, provided that the aggregate amount of all Advances used to redeem or repurchase such common stock and to prepay Subordinated Indebtedness, provided that the aggregate amount of Advances that may be used to repurchase or redeem common stock of Reptron and to prepay Subordinated Indebtedness shall not exceed $20,000,000; and (v) provide for Borrowers' working capital needs.

2.16 Defaulting Lender.

(a) Notwithstanding anything to the contrary contained herein, in the event any Lender (x) has refused (which refusal constitutes a breach by such Lender of its obligations under this Agreement) to make available its portion of any Advance or (y) notifies either Agent or Borrowing Agent that it does not intend to make available its portion of any Advance (if the actual refusal would constitute a breach by such Lender of its obligations under this Agreement) (each, a "Lender Default"), all rights and obligations hereunder of such Lender (a "Defaulting Lender") as to which a Lender Default is in effect and of the other parties hereto shall be modified to the extent of the express provisions of this Section 2. l 6 while such Lender Default remains in effect.

(b) Advances shall be incurred pro rata from Lenders (the
"Non-Defaulting Lenders") which are not Defaulting Lenders based on their respective Commitment Percentages, and no Commitment Percentage of any Lender or any pro rata share of any Advances required to be advanced by any Lender shall be increased as a result of such Lender Default. Amounts received in respect of principal of any type of Advances shall be applied to reduce the applicable Advances of each Lender pro rata based on the aggregate of the outstanding Advances of that type of all Lenders at the time of such application; provided, that, such amount shall not be applied to any Advances of a Defaulting Lender at any time when, and to the extent that, the aggregate amount of Advances of any Non-Defaulting Lender exceeds such Non-Defaulting Lender's Commitment Percentage of all Advances then outstanding.

(72406 7} 001246-00024

(c) A Defaulting Lender shall not be entitled to give instructions to Agent or to approve, disapprove, consent to or vote on any matters relating to this Agreement and the Other Documents. All amendments, waivers and other modifications of this Agreement and the Other Documents may be made without regard to a Defaulting Lender and, for purposes of the definition of "Required Lenders," a Defaulting Lender shall be deemed not to be a Lender and not to have Advances outstanding.

(d) Other than as expressly set forth in this Section 2.16, the rights and obligations of a Defaulting Lender (including the obligation to indemnify Agent) and the other parties hereto shall remain unchanged. Nothing in this Section 2.16 shall be deemed to release any Defaulting Lender from its obligations under this Agreement and the Other Documents, shall alter such obligations, shall operate as a waiver of any default by such Defaulting Lender hereunder, or shall prejudice any rights which any Borrower, Agent or any Lender may have against any Defaulting Lender as a result of any default by such Defaulting Lender hereunder.

(e) In the event a Defaulting Lender retroactively cures to the satisfaction of Agent the breach which caused a Lender to become a Defaulting Lender, such Defaulting Lender shall no longer be a Defaulting Lender and shall be treated as a Lender under this Agreement.

SECTION 3. INTEREST AND FEES.

,

3.1 Interest. Interest on Advances shall be payable in arrears on the last day of each month with respect to Domestic Rate Loans and, with respect to Eurodollar Rate Loans, at the end of each Interest Period or, for Eurodollar Rate Loans with an Interest Period in excess of three months, at (a) each three months on the anniversary date of the commencement of such Eurodollar Rate Loan and (b) the end of the Interest Period. Interest charges shall be computed on the actual principal amount of Advances outstanding during the month (the "Monthly Advances") at a rate per annum equal to the applicable Revolving Interest Rate. Whenever, subsequent to the date of this Agreement, the Alternate Base Rate is increased or decreased, the applicable Revolving Interest Rate for Domestic Rate Loans shall be similarly changed without notice or demand of any kind by an amount equal to the amount of such change in the Alternate Base Rate during the time such change or changes remain in effect. The Eurodollar Rate shall be adjusted with respect to Eurodollar Rate Loans without notice or demand of any kind on the effective date of any change in the Reserve Percentage as of such effective date. Upon and after the occurrence of an Event of Default, and during the continuation thereof, the Obligations other than Eurodollar Rate Loans shall bear interest at the applicable Revolving Interest Rate plus two (2%) percent per annum (the "Default Rate").

3.2 Interest Rate Disclosure and Calculation. The Advances to be made by Lenders to Borrowers on the Closing Date shall be made as Domestic Rate Loans. The Alternate Base Rate on the date hereof is seven and three-quarter percent (7.75%) per annum and, therefore, the rate of interest in effect hereunder on the date hereof for Domestic Rate Loans, expressed in simple interest terms, is seven and three-quarter percent (7.75%) per annum.

3.3 Closing. Facility and Agent Fees.

(a) Upon the execution of this Agreement, Borrowers shall pay to Agent for the ratable benefit of Lenders a closing fee of $187,500.

t72406.7} 001246-00024

(b) If, for any month during the Term, the average daily unpaid balance of the Revolving Advances for each day of such month does not equal the Maximum Revolving Advance Amount for such month, then Borrowers shall pay to Agent for the ratable benefit of Lenders a fee at a rate equal to Applicable Facility Fee Percentage on the amount by which the Maximum Revolving Advance Amount exceeds such average daily unpaid balance. Such fee shall be payable to Agent in arrears on the last day of each month.

(c) In consideration of Agent's syndication of this Agreement and service as Agent hereunder, Borrowers shall pay to Agent an agency fee of $25,000 per year, which fee shall be payable on the Closing Date and on each anniversary of the date of this Agreement.

3.4 Collateral Evaluation and Monitoring Fee.

(a) Borrowers shall pay Agent a collateral evaluation fee equal to $1,750 per month, commencing on the first day of the month following the Closing Date and on the first day of each month thereafter during the Term. The collateral evaluation fee shall be deemed earned in full on the date when same is due and payable hereunder and shall not be subject to rebate or proration upon termination of this Agreement for any reason.

(b) Borrowers shall pay to Agent on the first day of each month following any month in which Agent performs any collateral monitoring - namely any field examination, collateral analysis or other business analysis, the need for which is to be determined by Agent and which monitoring is undertaken by Agent or for Agent's benefit - a collateral monitoring fee in an amount equal to $675 per day for each person (other than Agent's management personnel) employed to perform such monitoring and in an amount equal to $675 per day for each manager of Agent performing such monitoring, plus all costs and disbursements incurred by Agent in the performance of such examination or analysis.

3.5 Computation of Interest and Fees. Interest and fees hereunder shall be computed on the basis of a year of 360 days and for the actual number of days elapsed. If any payment to be made hereunder becomes due and payable on a day other than a Business Day, the due date thereof shall be extended to the next succeeding Business Day and interest thereon shall be payable at the applicable Revolving Interest Rate during such extension.

3.6 Maximum Charges. In no event whatsoever shall interest and other charges charged hereunder exceed the highest rate permissible under Applicable Law. In the event interest and other charges as computed hereunder would otherwise exceed the highest rate permitted under Applicable Law, such excess amount shall be first applied to any unpaid principal balance owed by Borrowers, and if the then remaining excess amount is greater than the previously unpaid principal balance, Lenders shall promptly refund such excess amount to Borrowers and the provisions hereof shall be deemed amended to provide for such permissible rate.

3.7 Increased Costs. In the event that any Applicable Law, treaty or governmental regulation, or any change therein or in the interpretation or application thereof, or compliance by any Lender (for purposes of this Section 3.7, the term "Lender" shall include Agent or any Lender and any corporation or bank controlling Agent or any Lender) and the office or branch where Agent or any Lender (as so defined) makes or maintains any Eurodollar Rate Loans with any request or directive (whether or not having the force of law) from any central bank or other financial, monetary or other authority, shall:

{72406 7) 001246-00024

(a) subject Agent or any Lender to any tax of any kind whatsoever with respect to this Agreement or any Other Document or change the basis of taxation of payments to Agent or any Lender of principal, fees, interest or any other amount payable hereunder or under any Other Documents (except for changes in the rate of tax on the overall net income of Agent or any Lender by the jurisdiction in which it maintains its principal office);

(b) impose, modify or hold applicable any reserve, special deposit, assessment or similar requirement against assets held by, or deposits in or for the account of, advances or loans by, or other credit extended by, any of flee of Agent or any Lender, including pursuant to Regulation D of the Board of Governors of the Federal Reserve System; or

(c) impose on Agent or any Lender or the London interbank
Eurodollar market any other condition with respect to this Agreement or any Other Document;

and the result of any of the foregoing is to increase the cost to Agent or any Lender of making, renewing or maintaining its Advances hereunder by an amount that Agent or such Lender deems to be material or to reduce the amount of any payment (whether of principal, interest or otherwise) in respect of any of the Advances by an amount that Agent or such Lender deems to be material, then, in any case Borrowers shall promptly pay Agent or such Lender, upon its demand, such additional amount as will compensate Agent or such Lender for such additional cost or such reduction, as the case may be, provided that the foregoing shall not apply to increased costs which are reflected in the Eurodollar Rate. Agent or such Lender shall certify the amount of such additional cost or reduced amount to Borrowers, and such certification shall be conclusive absent manifest error.

3.S Basis For Determining Interest Rate Inadequate or Unfair.
In the event that Agent or any Lender shall have determined that:

(a) reasonable means do not exist for ascertaining the Eurodollar Rate applicable pursuant to Section 2.2 hereof for any Interest Period; or

(b) Dollar deposits in the relevant amount and for the relevant maturity are not available in the London interbank Eurodollar market, with respect to an outstanding Eurodollar Rate Loan, a proposed Eurodollar Rate Loan, or a proposed conversion of a Domestic Rate Loan into a Eurodollar Rate Loan, then Agent shall give Borrowing Agent prompt written, telephonic or telegraphic notice of such determination. If such notice is given, (i) any such requested Eurodollar Rate Loan shall be made as a Domestic Rate Loan, unless Borrowing Agent shall notify Agent no later than 10:00 a.m. (New York City time) two (2) Business Days prior to the date of such proposed borrowing, that its request for such borrowing shall be cancelled or made as an unaffected type of Eurodollar Rate Loan, (ii) any Domestic Rate Loan or Eurodollar Rate Loan that was to have been converted to an affected type of Eurodollar Rate Loan shall be continued as or converted into a Domestic Rate Loan, or, if Borrowing Agent shall notify Agent, no later than 10:00 a.m. (New York City time) two (2) Business Days prior to the proposed conversion, shall be maintained as an unaffected type of Eurodollar Rate Loan, and (iii) any outstanding affected Eurodollar Rate Loans shall be converted into a Domestic Rate Loan, or, if Borrowing Agent shall notify Agent, no later than 10:00 a.m. (New York City time) two (2) Business Days prior to the last Business Day of the then current Interest Period applicable to such affected Eurodollar Rate Loan, shall be converted into an unaffected type of Eurodollar Rate Loan, on the last Business Day of the then current Interest Period for such affected Eurodollar Rate Loans. Until such

{72406 7} 001246-00024

-

notice has been withdrawn, Lenders shall have no obligation to make an affected type of Eurodollar Rate Loan or maintain outstanding affected Eurodollar Rate Loans and no Borrower shall have the right to convert a Domestic Rate Loan or an unaffected type of Eurodollar Rate Loan into an affected type of Eurodollar Rate Loan.

3.9 Capital Adequacy.

(a) In the event that Agent or any Lender shall have determined that any Applicable Law, rule, regulation or guideline regarding capital adequacy, or any change therein, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by Agent or any Lender (for purposes of this Section 3.9, the term "Lender" shall include Agent or any Lender and any corporation or bank controlling Agent or any Lender) and the office or branch where Agent or any Lender (as so defined) makes or maintains any Eurodollar Rate Loans with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on Agent or any Lender's capital as a consequence of its obligations hereunder to a level below that which Agent or such Lender could have achieved but for such adoption, change or compliance (taking into consideration Agent's and each Lender's policies with respect to capital adequacy) by an amount deemed by Agent or any Lender to be material, then, from time to time, Borrowers shall pay upon demand to Agent or such Lender such additional amount or amounts as will compensate Agent or such Lender for such reduction. In determining such amount or amounts, Agent or such Lender may use any reasonable averaging or attribution methods. The protection of this Section 3.9 shall be available to Agent and each Lender regardless of any possible contention of invalidity or inapplicability with respect to any Applicable Law or condition.

(b) A certificate of Agent or such Lender setting forth such amount or amounts as shall be necessary to compensate Agent or such Lender with respect to Section 3.9(a) hereof when delivered to Borrowers shall be conclusive absent manifest error.

SECTION 4. COLLATERAL: GENERAL TERMS.

4.1 Security Interest in the Collateral. To secure the prompt payment and performance to Agent and each Lender of the Obligations, each Borrower hereby assigns, pledges and grants to Agent, for its benefit and the ratable benefit of Lenders, a continuing security interest in and to all of its Collateral, whether now owned or existing or hereafter acquired or arising and wheresoever located. Each Borrower shall mark its books and records as may be necessary or appropriate to evidence, protect and perfect Agent's security interest and shall cause its financial statements to reflect such security interest.

4.2 Perfection of Security Interest. Each Borrower shall take all action that may be necessary or desirable, or that Agent may request, so as at all times to maintain the validity, perfection, enforceability and priority of Agent's security interest in the Collateral and to enable Agent to protect, exercise or enforce its rights hereunder and in the Collateral, including (i) immediately discharging all Liens other than Permitted Encumbrances, (ii) obtaining landlords' or mortgagees' Lien waivers, (iii) delivering to Agent, endorsed or accompanied by such instruments of assignment as Agent may specify, and stamping or marking, in such manner as Agent may specify, any and all chattel paper, instruments, letters of credits and advices thereof and documents evidencing or forming a part of the Collateral, (iv) entering into warehousing, lockbox and other custodial arrangements satisfactory to Agent, and (v) executing and delivering, or causing to be

{72406 7) 001246-00024
executed or delivered, Lien Perfection Documents requested by Agent, in each case in form and substance satisfactory to Agent, relating to the creation, validity, perfection, maintenance or continuation of Agent's security interest under the UCC or other Applicable Law. Agent is hereby authorized to file financing statements signed by Agent instead of Borrower in accordance with Section 9-402(2) of the UCC as adopted in the State of Georgia. Reptron Pennsylvania shall execute and deliver the Note Pledge and, pursuant to the terms thereof, deliver to Agent the original of the NationsBank Term Note and NationsBank Mortgage, as security for the payment of the Obligations. All charges, expenses and fees Agent may incur in doing any of the foregoing, and any local taxes relating thereto, shall be charged to Borrowers' Account as a Revolving Advance of a Domestic Rate Loan and added to the Obligations, or, at Agent's option, shall be paid to Agent for the ratable benefit of Lenders immediately upon demand.

4.3 Disposition of Collateral. Each Borrower will safeguard and protect all Collateral for Agent's general account and make no disposition thereof whether by sale, lease or otherwise except (a) the sale of Inventory in the ordinary course of business, (b) the disposition or transfer of Equipment in the ordinary course of business during any Fiscal Year having an aggregate fair market value of not more than $3,000,000 and only to the extent that (i) the proceeds of any such disposition are used to acquire replacement Equipment which is subject to Agent's first priority security interest or (ii) the proceeds of which are remitted to Agent for application to the Obligations in accordance with this Agreement, and (c) Permitted Sale/Leaseback Transactions.

4.4 Preservation of Collateral. Following the occurrence of a Default or Event of Default, in addition to the rights and remedies set forth in Section 11.1 hereof, Agent: (a) may at any time take such steps as Agent deems necessary to protect Agent's interest in and to preserve the Collateral, including the hiring of such security guards or the placing of other security protection measures as Agent may deem appropriate; (b) may employ and maintain at any of any Borrower's premises a custodian who shall have full authority to do all acts necessary to protect Agent's interests in the Collateral; (c) may lease warehouse facilities to which Agent may move all or part of the Collateral; (d) may use any Borrower's owned or leased lifts, hoists, trucks and other facilities or equipment for handling or removing the Collateral; and (e) shall have, and is hereby granted, a right of ingress and egress to the places where the Collateral is located, and may proceed over and through any Borrower's Real Property. Each Borrower shall cooperate fully with all of Agent's efforts to preserve the Collateral and will take such actions to preserve the Collateral as Agent may direct. All of Agent's expenses of preserving the Collateral, including any expenses relating to the bonding of a custodian, shall be charged to Borrowers' Account as a Revolving Advance of a Domestic Rate Loan and added to the Obligations.

4.5 Ownership of Collateral. With respect to the Collateral, at the time the Collateral becomes subject to Agent's security interest:
(a) each Borrower shall be the sole owner of and fully authorized and able to sell, transfer, pledge and/or grant a first priority security interest in each and every item of its respective Collateral to Agent; and, except for Permitted Encumbrances the Collateral shall be free and clear of all Liens whatsoever; (b) each document and agreement executed by each Borrower or delivered to Agent or any Lender in connection with this Agreement shall be true and correct in all respects; (c) all signatures and endorsements of each Borrower that appear on such documents and agreements shall be genuine, and each Borrower shall have full capacity to execute same; and
(d) each Borrower's Equipment and Inventory shall be located as set forth on Schedule 4.5 and shall not be removed from such locations without the prior written consent of Agent except with respect to the sale of Inventory in the ordinary course of business and Equipment to the extent permitted in
Section 4.3 hereof. In no event shall (i) the aggregate Value of Consigned Inventory on any date exceed ten percent (10%) of the aggregate Value of all Inventory,

(72406.7) 001246 00024

(ii) the aggregate Value of inventory at all locations leased by any Borrower and not subject to a landlord, mortgagee or warehouseman agreement satisfactory to Agent exceed eight percent (8%) of the aggregate Value of all Inventory, and (iii) the aggregate Value of Inventory at any single location leased by a Borrower and not subject to a landlord, mortgagee or warehouseman agreement satisfactory to Agent exceed five percent (5%) of the aggregate Value of all Inventory,.

4.6 Defense of Agent's and Lenders' Interests. Until (a) payment and performance in full of all of the Obligations and (b) termination of this Agreement, Agent's interests in the Collateral shall continue in full force and effect. During such period no Borrower shall, without Agent's prior written consent, pledge, sell (except Inventory in the ordinary course of business and Equipment to the extent permitted in
Section 4.3 hereof), assign, transfer, create or suffer to exist a Lien upon or encumber or allow or suffer to be encumbered in any way except for Permitted Encumbrances, any part of the Collateral. Each Borrower shall defend Agent's interests in the Collateral against any and all Persons whatsoever. At any time following demand by Agent for payment of all Obligations, Agent shall have the right to take possession of the indicia of the Collateral and the Collateral in whatever physical form contained, including labels, stationery, documents, instruments and advertising materials. If Agent exercises this right to take possession of the Collateral, Borrowers shall, upon demand, assemble it in the best manner possible and make it available to Agent at a place reasonably convenient to Agent. In addition, with respect to all Collateral, Agent and Lenders shall be entitled to all of the rights and remedies set forth herein and further provided by the UCC or other Applicable Law. Each Borrower shall, and Agent may, at its option, instruct all suppliers, carriers, forwarders, warehouses or others receiving or holding cash, checks, Inventory, documents or instruments in which Agent holds a security interest to deliver same to Agent and/or subject to Agent's order and if they shall come into any Borrower's possession, they, and each of them, shall be held by such Borrower in trust as Agent's trustee, and such Borrower will immediately deliver them to Agent in their original form together with any necessary endorsement.

4.7 Books and Records. Each Borrower shall (a) keep proper books of record and account in which full, true and correct entries will be made of all dealings or transactions of or in relation to its business and affairs; (b) set up on its books accruals with respect to all Charges and claims; and (c) on a reasonably current basis set up on its books, from its earnings, allowances against doubtful Receivables, advances and investments and all other proper accruals (including by reason of enumeration, accruals for premiums, if any, due on required payments and accruals for depreciation, obsolescence, or amortization of properties), which should be set aside from such earnings in connection with its business. All determinations pursuant to this subsection shall be made in accordance with, or as required by, GAAP consistently applied in the opinion of such independent public accountant as shall then be regularly engaged by Borrowers.

4.8 Financial Disclosure. Each Borrower hereby irrevocably authorizes and directs all accountants and auditors employed by such Borrower at any time during the Term to exhibit and deliver to Agent and each Lender copies of any of any Borrower's financial statements, trial balances or other accounting records of any sort in the accountant's or auditor's possession, and to disclose to Agent and each Lender any information such accountants may have concerning such Borrower's financial status and business operations. Each Borrower hereby authorizes all federal, state and municipal authorities to furnish to Agent and each Lender copies of reports or examinations relating to such Borrower, whether made by such Borrower or otherwise; however, Agent and each Lender will attempt to obtain such information or materials directly from such Borrower prior to obtaining such information or materials from such accountants or such authorities.

(72406.7} 001246-00024

- --

4.9 Compliance with Laws. Each Borrower shall comply in all material respects with all Applicable Law with respect to its respective Collateral or any part thereof or to the operation of such Borrowers business the non-compliance with which could reasonably be expected to have a Material Adverse Effect on such Borrower. Each Borrower may, however, contest or dispute any acts, rules, regulations, orders and directions of those bodies or officials in any reasonable manner, provided that such contest or dispute is pursued diligently, in good faith and by appropriate proceedings, any related Lien is inchoate or stayed and sufficient reserves are established to the reasonable satisfaction of Agent to protect Agent's Lien on or security interest in the Collateral. The Collateral at all times shall be maintained in accordance with the requirements of all insurance carriers which provide insurance with respect to the Collateral so that such insurance shall remain in full force and effect.

4.10 Inspection of Premises. At all reasonable times Agent and each Lender shall have full access to and the right to audit, check, inspect and make abstracts and copies from each Borrower's books, records, audits, correspondence and all other papers relating to the Collateral and the operation of each Borrower's business. Agent, any Lender and their agents may enter upon any of Borrower's premises at any time during business hours and at any other reasonable time, and from time to time, for the purpose of inspecting the Collateral and any and all records pertaining thereto and the operation of such Borrower's business.

4.11 Insurance. Each Borrower shall bear the full risk of any loss of any nature whatsoever with respect to the Collateral. At each Borrower's own cost and expense in amounts and with carriers acceptable to Agent, each Borrower shall (a) keep all its properties in which it has an interest insured against the hazards of fire, flood, sprinkler leakage, those hazards covered by extended coverage insurance and such other hazards, and for such amounts, as is customary in the case of companies engaged in businesses similar to such Borrower's including business interruption insurance; (b) maintain a bond in such amounts as is customary in the case of companies engaged in businesses similar to such Borrower insuring against larceny, embezzlement or other criminal misappropriation of insured's officers and employees who may either singly or jointly with others at any time have access to the assets or funds of such Borrower either directly or through authority to draw upon such funds or to direct generally the disposition of such assets; (c) maintain public and product liability insurance against claims for personal injury, death or property damage suffered by others; (d) maintain all such worker's compensation or similar insurance as may be required under the laws of any state or jurisdiction in which such Borrower is engaged in business; (e) furnish Agent with (i) copies of all policies and evidence of the maintenance of such policies by the renewal thereof at least thirty (30) days before any expiration date, and (ii) appropriate loss payable endorsements in form and substance satisfactory to Agent, naming Agent as a co-insured and loss payee as its interests may appear with respect to all insurance coverage referred to in clauses (a) and (c) above, and providing (A) that all proceeds thereunder shall be payable to Agent, (B) no such insurance shall be affected by any act or neglect of the insured or owner of the property described in such policy, and (C) that such policy and loss payable clauses may not be cancelled, amended or terminated unless at least thirty (30) days prior written notice is given to Agent. In the event of any loss thereunder, the carriers named therein are hereby directed by Agent and the applicable Borrower to make payment for such loss to Agent and not to such Borrower and Agent jointly. If any insurance losses are paid by check, draft or other instrument payable to any Borrower and Agent jointly, Agent may endorse such Borrower's name thereon and do such other things as Agent may deem advisable to reduce the same to cash. When any Event of Default exists, Agent is hereby authorized to adjust and compromise claims under insurance coverage referred to in clauses (a) and (b) above. All loss recoveries received by Agent upon any such insurance may be applied to the Obligations, in such order as Agent in its sole discretion shall determine. Any surplus shall be paid by Agent to Borrowers or applied as may be otherwise required by Applicable Law.

	,	.

{72406 7) 001246-00024

Any deficiency thereon, after application of such insurance proceeds, shall be paid by Borrowers to Agent, on demand.

4.12 Failure to Pay Insurance. If any Borrower fails to obtain insurance as hereinabove provided, or to keep the same in force, Agent, if Agent so elects, may obtain such insurance and pay the premium therefor on behalf of Borrower, and charge Borrowers' Account therefor as a Revolving Advance of a Domestic Rate Loan and such expenses so paid shall be part of the Obligations.

4.13 Payment of Taxes. Each Borrower will pay, when due, all Charges lawful!, ., . or assessed upon such Borrower or any of the Collateral, including real and personal property taxes, assessments and charges and all franchise, income, employment, social security benefits, withholding, and sales taxes. If any tax by any governmental authority is or may be imposed on or as a result of any transaction between any Borrower and Agent or any Lender which Agent or any Lender may be required to withhold or pay or if Charges remain unpaid after the date fixed for their payment, or if any claim shall be made which, in Agent's or any Lender's opinion, may possibly create a valid Lien on the Collateral, Agent may without notice to Borrowers pay the Charges and each Borrower hereby indemnifies and holds Agent and each Lender harmless in respect thereof. Agent will not pay any taxes, assessments or Charges to the extent that any Borrower has contested or disputed those taxes, assessments or Charges in good faith, by expeditious protest, administrative or judicial appeal or similar proceeding provided that any related tax lien is stayed and sufficient reserves are established to the reasonable satisfaction of Agent to protect Agent's security interest in or Lien on the Collateral. The amount of any payment by Agent under this
Section 4.13 shall be charged to Borrowers' Account as a Revolving Advance and added to the Obligations and, until Borrowers shall furnish Agent with an indemnity therefor (or supply Agent with evidence satisfactory to Agent that due provision for the payment thereof has been made), Agent may hold without interest any balance standing to Borrowers' credit and Agent shall retain its security interest in any and all Collateral held by Agent.

4.14 Payment of Leasehold Obligations. Each Borrower shall at all times pay, when and as due, its rental obligations under all leases under which it is a tenant, and shall otherwise comply, in all material respects, with all other terms of such leases and keep them in full force and effect and, at Agent's request will provide evidence of having done so.

4.15 Receivables.

(a) Nature of Receivables. Each of the Receivables shall be a bona fide and valid account representing a bona fide indebtedness incurred by the Customer therein named, for a fixed sum as set forth in the invoice relating thereto (provided immaterial or unintentional invoice errors shall not be deemed to be a breach hereof) with respect to an absolute sale or lease and delivery of goods upon stated terms of a Borrower, or work, labor or services theretofore rendered by a Borrower as of the date each Receivable is created. Same shall be due and owing in accordance with the applicable Borrower's standard terms of sale without dispute, setoff or counterclaim except as may be stated on the accounts receivable schedules delivered by Borrowers to Agent.

(b) Solvency of Customers. Each Customer, to the best of each Borrower's knowledge, as of the date each Receivable is created, is and will be Solvent and able to pay all Receivables on which the Customer is obligated in full when due or with respect to such Customers of any Borrower who are not Solvent, such Borrower has set up on its books and in its financial records bad debt reserves adequate to cover such Receivables.

t72406 7} 001246-00024

(c) Locations of Borrower. Each Borrower's chief executive office is located at the addresses set forth on Schedule 4.1 5(c) hereto. Until written notice is given to Agent by Borrowing Agent of any other office at which any Borrower keeps its records pertaining to Receivables, all such records shall be kept at such executive office.

(d) Collection of Receivables. Each Borrower shall notify its customers to make remittance of all payments with respect to all Receivables to a lockbox established at PNC. If at any time a Borrower shall receive payment or proceeds with respect to any Receivables, such Borrower shall hold such payment or proceeds in trust for Agent and Lenders, shall not commingle such payments or proceeds with any Borrower's funds or otherwise use the same, except to pay the Obligations, and shall promptly remit all such payments and collections directly to Agent for application to the Obligations, in accordance with this Agreement.

(e) Notification of Assignment of Receivables. At any time that an Event of Default exists, Agent shall have the right to send notice of the assignment of, and Agent's security interest in, the Receivables to any and all Customers or any third party holding or otherwise concerned with any of the Collateral. Thereafter, Agent shall have the sole right to collect the Receivables, take possession of the Collateral, or both. Agent's actual collection expenses, including stationery and postage, telephone and telegraph, secretarial and clerical expenses and the salaries of any collection personnel used for collection, may be charged to Borrowers' Account and added to the Obligations.

(0 Power of Agent to Act on Borrowers' Behalf. Agent shall have the right to receive, endorse, assign and/or deliver in the name of Agent or any Borrower any and all checks, drafts and other instruments for the payment of money relating to the Receivables, and each Borrower hereby waives notice of presentment, protest and non-payment of any instrument so endorsed. Each Borrower hereby constitutes Agent or Agent's designee as such Borrower's attorney with power (i) to endorse such Borrower's name upon any notes, acceptances, checks, drafts, money orders or other evidences of payment or Collateral; (ii) to sign such Borrower's name on any invoice or bill of lading relating to any of the Receivables, drafts against Customers, assignments and verifications of Receivables; (iii) to send verifications of Receivables to any Customer; (iv) to sign such Borrower's name on all financing statements or any other documents or instruments deemed necessary or appropriate by Agent to preserve, protect, or perfect Agent's interest in the Collateral and to file same; (v) to demand payment of the Receivables; (vi) to enforce payment of the Receivables by legal proceedings or otherwise; (vii) when any Event of Default exists, to exercise all of Borrowers' rights and remedies with respect to the collection of the Receivables and any other Collateral;
(viii) when any Event of Default exists, to settle, adjust, compromise, extend or renew the Receivables; (ix) when any Event of Default exists, to settle, adjust or compromise any legal proceedings brought to collect Receivables; (x) when any Event of Default exists, to prepare, file and sign such Borrower's name on a proof of claim in bankruptcy or similar document against any Customer; (xi) to prepare, file and sign such Borrower's name on any notice of Lien, assignment or satisfaction of Lien or similar document in connection with the Receivables; and (xii) to do all other acts and things necessary to carry out this Agreement. All acts of said attorney or designee are hereby ratified and approved, and said attorney or designee shall not be liable for any acts of omission or commission nor for any error of judgment or mistake of fact or of law, unless done maliciously or with gross (not mere) negligence; this power being coupled with an interest is irrevocable while any of the Obligations remain unpaid. Agent shall have the right at any time following the occurrence of an Event of Default or Default, to change the address for delivery of mail addressed to any Borrower to such address as Agent may designate and to receive, open and dispose of all mail addressed to any Borrower.

	{72406 7)	001246-00024

(g) No Liability. Neither Agent nor any Lender shall, under any circumstances or in any event whatsoever, have any liability for any error or omission or delay of any kind occurring in the settlement, collection or payment of any of the Receivables or any instrument received in payment thereof, or for any damage resulting therefrom. Following the occurrence of a Default or an Event of Default or Default Agent may, without notice or consent from any Borrower, sue upon or otherwise collect, extend the time of payment of, compromise or settle for cash, credit or upon any terms any of the Receivables or any other securities, instruments or insurance applicable thereto and/or release any obliger thereof. Agent is authorized and empowered to accept following the occurrence of an Event of Default or Default the return of the goods represented by any of the Receivables, without notice to or consent by any Borrower, all without discharging or in any way affecting any Borrower's liability hereunder.

(h) Establishment Cash Management System. All proceeds of
Collateral shall, at the direction of Agent, be deposited by Borrowers into a lockbox account, dominion account or other "blocked account" ("Blocked Account") as Agent may require pursuant to an arrangement with such bank or banks as may be selected by Borrowers and be acceptable to Agent. Borrowers shall issue to any such bank, an irrevocable letter of instruction directing said bank to transfer such funds so deposited to Agent, either to any account maintained by Agent at said bank or by wire transfer to appropriate account(s) of Agent. All funds deposited into any Blocked Account shall immediately become the property of Agent and Borrowers shall obtain the agreement by each bank at which a Blocked Account is maintained to waive any offset rights against the funds so deposited. Neither Agent nor any Lender assumes any responsibility for such Blocked Account, including any claim of accord and satisfaction or release with respect to deposits accepted by any bank thereunder. Agent may also establish depository accounts ("Depository Accounts") in the name of Agent at a bank or banks for the deposit of such funds and Borrowers shall deposit all proceeds of Collateral or cause same to be deposited, in kind, in such Depository Accounts of Agent.

(i) Adjustments. No Borrower will, without Agent's consent, compromise or adjust any Receivables (or extend the time for payment thereof) or accept any returns of merchandise or grant any additional discounts, allowances or credits thereon except for those compromises, adjustments, returns, discounts, credits and allowances as have been heretofore customary in the business of such Borrower.

4.16 Inventory. To the extent Inventory held for sale or lease has been produced by any Borrower, it has been and will be produced by such Borrower in accordance with the Federal Fair Labor Standards Act of 1938 and all rules, regulations and orders thereunder.

4.17 Maintenance of Equipment. The Equipment shall be maintained in good operating condition and repair (reasonable wear and tear excepted) and all necessary replacements of and repairs thereto shall be made so that the value and operating efficiency of the Equipment shall be maintained and preserved. No Borrower shall use or operate the Equipment in violation of any Applicable Law. Each Borrower shall have the right to sell Equipment to the extent set forth in Section 4.3 hereof.

4.18 Exculpation of Liability. Nothing herein contained shall be construed to constitute Agent or any Lender as any Borrower's agent for any purpose whatsoever, nor shall Agent or any Lender be responsible or liable for any shortage, discrepancy, damage, loss or destruction of any part of the Collateral wherever the same may be located and regardless of the cause thereof. Neither Agent nor any Lender, whether by anything herein or in any assignment or otherwise, assume any of any Borrower's obligations under any contract or agreement assigned to Agent or such Lender, and neither Agent nor any Lender shall be responsible in any way for the performance by any Borrower of any of the terms and conditions thereof.

t72406 7} 001246-00024

4.19 Environmental Matters.

(a) Borrowers shall ensure that the Real Property remains in compliance with all Environmental Laws, and they shall not place or permit to be placed any Hazardous Substances on any Real Property to the extent prohibited by Applicable Law, except in each case where noncompliance could reasonably be expected to have a Material Adverse Effect .

(b) Borrowers shall establish and maintain a system to assure and monitor continued compliance with all applicable Environmental Laws which system shall include periodic reviews of such compliance.

(c) Except where the failure to do so could not reasonably be expected to have a Material Adverse Effect, Borrowers shall (i) employ in connection with the use of the Real Property appropriate technology necessary to maintain compliance with any applicable Environmental Laws and (ii) dispose of any and all Hazardous Waste generated at the Real Property only at facilities and with carriers that maintain valid permits under RCRA and any other applicable Environmental Laws. Borrowers shall use their best efforts to obtain certificates of disposal, such as hazardous waste manifest receipts, from all treatment, transport, storage or disposal facilities or operators employed by Borrowers in connection with the transport or disposal of any Hazardous Waste generated at the Real Property.

(d) In the event any Borrower obtains, gives or receives notice of any Release or threat of Release of a reportable quantity of any Hazardous Substances at the Real Property (any such event being hereinafter referred to as a "Hazardous Discharge") or receives any notice of violation, request for information or notification that it is potentially responsible for investigation or cleanup of environmental conditions at the Real Property, demand letter or complaint, order, citation, or other written notice with regard to any Hazardous Discharge or violation of Environmental Laws affecting the Real Property or any Borrower's interest therein (any of the foregoing is referred to herein as an "Environmental Complaint") from any Person, including any state agency responsible in whole or in part for environmental matters in the state in which the Real Property is located or the United States Environmental Protection Agency (any such person or entity hereinafter the "Authority"), then Borrowing Agent shall, within five (5) Business Days, give written notice of same to Agent detailing facts and circumstances of which any Borrower is aware giving rise to the Hazardous Discharge or Environmental Complaint. Such information is to be provided to allow Agent to protect its security interest in the Real Property and is not intended to create nor shall it create any obligation upon Agent or any Lender with respect thereto.

(e) Borrowers shall promptly forward to Agent copies of any request for information, notification of potential liability, demand letter relating to potential responsibility with respect to the investigation or cleanup of Hazardous Substances at any other site owned, operated or used by any Borrower to dispose of Hazardous Substances and shall continue to forward copies of correspondence between any Borrower and the Authority regarding such claims to Agent until the claim is settled. Borrowers shall promptly forward to Agent copies of all documents and reports concerning a Hazardous Discharge at the Real Property that any Borrower is required to file under any Environmental Laws. Such information is to be provided solely to allow Agent to protect Agent's security interest in the Real Property and the Collateral.

{72406 71 001246-00024
for

(f) Borrowers shall respond promptly to any Hazardous
Discharge or Environmental Complaint and take all necessary action in order to safeguard the health of any Person and to avoid subjecting the Collateral or Real Property to any Lien. If any Borrower shall fail to respond promptly to any Hazardous Discharge or Environmental Complaint or any Borrower shall fail to comply with any of the requirements of any Environmental Laws, Agent on behalf of Lenders may, but without the obligation to do so, for the sole purpose of protecting Agent's interest in Collateral: (A) give such notices or (B) enter onto the Real Property (or authorize third parties to enter onto the Real Property) and take such actions as Agent (or such third parties as directed by Agent) deem reasonably necessary or advisable, to clean up, remove, mitigate or otherwise deal with any such Hazardous Discharge or Environmental Complaint. All reasonable costs and expenses incurred by Agent and Lenders (or such third parties) in the exercise of any such rights, including any sums paid in connection with any judicial or administrative investigation or proceedings, fines and penalties, together with interest thereon from the date expended at the Default Rate for Domestic Rate Loans constituting Revolving Advances shall be paid upon demand by Borrowers, and until paid shall be added to and become a part of the Obligations secured by the Liens created by the terms of this Agreement or any other agreement between Agent, any Lender and any Borrower.

(g) Promptly upon the written request of Agent from time to time, Borrowers shall provide Agent, at Borrowers' expense, with an environmental site assessment or environmental audit report prepared by an environmental engineering firm acceptable in the reasonable opinion of Agent, to assess with a reasonable degree of certainty the existence of a Hazardous Discharge and the potential costs in connection with abatement, cleanup and removal of any Hazardous Substances found on, under, at or within the Real Property. Any report or investigation of such Hazardous Discharge proposed and acceptable to an appropriate Authority that is charged to oversee the clean-up of such Hazardous Discharge shall be acceptable to Agent. If such estimates, individually or in the aggregate, exceed $100,000, Agent shall have the right to require Borrowers to post a bond, letter of credit or other security reasonably satisfactory to Agent to secure payment of these costs and expenses.

(h) Borrowers shall defend and indemnify Agent and Lenders and hold Agent, Lenders and their respective employees, agents, directors and officers harmless from and against all loss, liability, damage and expense, claims, costs, fines and penalties, including attorney's fees, suffered or incurred by Agent or Lenders under or on account of any Environmental Laws, including the assertion of any Lien thereunder, with respect to any Hazardous Discharge, the presence of any Hazardous Substances affecting the Real Property, whether or not the same originates or emerges from the Real Property or any contiguous real estate, including any loss of value of the Real Property as a result of the foregoing except to the extent such loss, liability, damage and expense is attributable to any Hazardous Discharge resulting from actions on the part of Agent or any Lender. Borrowers' obligations under this Section 4.19 shall arise upon the discovery of the presence of any Hazardous Substances at the Real Property, whether or not any federal, state, or local environmental agency has taken or threatened any action in connection with the presence of any Hazardous Substances. Borrowers' obligation and the indemnifications hereunder shall survive the termination of this Agreement.

(i) For purposes of Section 4.19 and 5.7, all references to Real Property shall be deemed to include all of Borrowers' right, title and interest in and to its owned and leased premises.

4.20 Financing Statements. Except as respects the financing statements filed by Agent and the financing statements described on Schedule LAB, no financing statement covering any of the Collateral or any proceeds thereof is on file in any public office.

{72406 7} 001246-00024

SECTION 5. REPRESENTATIONS AND WARRANTIES.

Each Borrower represents and warrants to Agent and each Lender, as follows:

5.1 Authority. Each Borrower has full power, authority and legal right to enter into this Agreement and the Other Documents and to perform all its respective Obligations hereunder and thereunder. The execution, delivery and performance of this Agreement and of the Other Documents (a) are within such Borrower's corporate powers, have been duly authorized, are not in contravention of any Applicable Law or the terms of such Borrower's Organization Documents relating to such Borrower's formation or to the conduct of such Borrower's business or of any material agreement or undertaking to which such Borrower is a party or by which such Borrower is bound, and (b) will not conflict with nor result in any breach in any of the provisions of or constitute a default under or result in the creation of any Lien except Permitted Encumbrances upon any asset of such Borrower under the provisions of any agreement, Organization Documents or other instrument to which such Borrower or its property is a party or by which it may be bound.

5.2

Formation and Qualification.

(a) Each Borrower is duly organized and in good standing under the laws of the state listed on Schedule 5.2fa! and is qualified to do business and is in good standing in the states listed on Schedule 5.2(a! which constitute all states in which qualification and good standing are necessary for such Borrower to conduct its business and own its property and where the failure to so qualify could reasonably be expected to have a Material Adverse Effect on such Borrower. Each Borrower has delivered to Agent true and complete copies of its Organization Documents and will promptly notify Agent of any amendment or changes thereto.

(b) The only Subsidiaries of each Borrower are listed on Schedule 5.2(b!.

5.3 Survival of Representations and Warranties. All representations and warranties of such Borrower contained in this Agreement and the Other Documents shall be true at the time of such Borrower's execution of this Agreement and the Other Documents, and shall survive the execution, delivery and acceptance thereof by the parties thereto and the closing of the transactions described therein or related thereto.

5.4 Tax Returns. Each Borrower's federal tax identification number is set forth on Schedule 5.4. Each Borrower has filed all federal, state and local tax returns and other reports each is required by law to file and has paid all taxes, assessments, fees and other governmental charges that are due and payable. Federal, state and local income tax returns of each Borrower have been examined and reported upon by the appropriate taxing authority or closed by applicable statute and satisfied for all fiscal years prior to and including the Fiscal Year ending December 3 1, 1997. The provision for taxes on the books of each Borrower are adequate for all years not closed by applicable statutes, and for its current Fiscal Year, and no Borrower has any knowledge of any deficiency or additional assessment in connection therewith not provided for on its books.

~ 72406.7 ~ ()0 1 246-00024

- -

5.5 Financial Statements.

(a) The pro forma balance sheet of Borrowers on a consolidated basis (the "Pro Forma Balance Sheet") furnished to Agent on the Closing Date reflects the consummation of the transactions contemplated under this Agreement (the "Transactions") and is accurate, complete and correct and fairly reflects the financial condition of Borrowers on a consolidated basis as of the Closing Date after giving effect to the Transactions, and has been prepared in accordance with GAAP, consistently applied. The Pro Forma Balance Sheet has been certified as accurate, complete and correct in all material respects by the President and Chief Financial Officer of Reptron. All financial statements referred to in this subsection 5.5(a), including the related schedules and notes thereto, have been prepared, in accordance with GAAP, except as may be disclosed in such financial statements.

(b) The twelve-(12) month cash flow projections of Borrowers on a consolidated basis and their projected balance sheets as of the Closing Date, copies of which are annexed hereto as Exhibit C (the "Projections") were prepared by the Chief Financial Officer of Borrowers, are based on underlying assumptions which provide a reasonable basis for the projections contained therein and reflect Borrowers' judgment based on present circumstances of the most likely set of conditions and course of action for the projected period. The cash flow Projections together with the Pro Forma Balance Sheet, are referred to as the "Pro Forma Financial Statements."

(c) The consolidated and consolidating balance sheets of the Borrowers and such other Persons described therein as of September 30, 1998, and the related statements of income, changes in stockholder's equity, and changes in cash flow for the period ended on such date, copies of which have been delivered to Agent, have been prepared in accordance with GAAP, consistently applied (except for changes in application in which such accountants concur and present fairly the financial position of the Borrowers at such date and the results of their operations for such period. Since September 30, 1998 there has been no change in the condition, financial or otherwise, of Borrowers as shown on the consolidated balance sheet as of such date and no change in the aggregate value of machinery, equipment and Real Property owned by Borrowers, except changes in the ordinary course of business, none of which individually or in the aggregate has been materially adverse.

5.6 Corporate Name. No Borrower has been known by any other corporate name in the past five (5) years and does not sell Inventory under any other name except as set forth on Schedule 5.6, nor has any Borrower been the surviving corporation of a merger or consolidation or acquired all or substantially all of the assets of any Person during the preceding five (5) years.

5.7 O.S.H.A. and Environmental Compliance.

(a) Each Borrower has duly complied with, and its facilities, business, assets, property, leaseholds and Equipment are in compliance in all material respects with, the provisions of the Federal Occupational Safety and Health Act, the Environmental Protection Act, RCRA and all other Environmental Laws except where noncompliance could not reasonably be expected to have a Material Adverse Effect; there have been no outstanding citations, notices or orders of non-compliance issued to any Borrower or relating to its business, assets, property, leaseholds or Equipment under any such laws, rules or regulations.

{72406 7} 001246-00024
r

(b) Each Borrower has been issued all required federal, state and local licenses, certificates or permits relating to all applicable Environmental Laws where the failure to obtain such licenses, certificates or permits could reasonably be expected to have a Material Adverse Effect.

(c)(i) There are no visible signs of releases, spills, discharges, leaks or disposal (collectively referred to as "Releases") of Hazardous Substances at, upon, under or within any Real Property or any property leased by any Borrower; (ii) there are no underground storage tanks or polychlorinated biphenyls on Real Property owned or leased by any Borrower; (iii) neither any real property owned or any other premises leased by any Borrower has ever been used as a treatment, storage or disposal facility of Hazardous Waste; and (iv) no Hazardous Substances are present on the Real Property or any premises leased by any Borrower' excepting such quantities as are handled in accordance with all applicable manufacturer's instructions and governmental regulations and in proper storage containers and as are necessary for the operation of the commercial business of any Borrower or of its tenants.

	5.8	Solvency: No Litigation, Violation. Indebtedness or Default.

Solvent.

(a) After giving effect to the Transactions, each Borrower is and will at all times remain

(b) Except as disclosed in Schedule 5.8(b!, no Borrower has (i) any pending or threatened litigation, arbitration, actions or proceedings which involve the possibility of having a Material Adverse Effect on such Borrower, and (ii) any liabilities or Indebtedness for Money Borrowed other than the Obligations.

No Borrower is in violation of any Applicable Law in any respect which could reasonably be expected to have a Material Adverse Effect on such Borrower, nor is any Borrower in violation of any order of any Governmental Body or arbitration board or other tribunal.

(d) No Borrower nor any member of the Controlled Group maintains or contributes to any Plan other than those listed on Schedule 5.8(d) hereto. Except as set forth in Schedule 5.8(d!, (i) no Plan has incurred any "accumulated funding deficiency," as defined in Section 302(a)(2) of ERISA and Section 412(a) of the Code, whether or not waived, and each Borrower and each member of the Controlled Group has met all applicable minimum funding requirements under Section 302 of ERISA in respect of each Plan, (ii) each Plan which is intended to be a qualified plan under Section 401(a) of the Code as currently in effect has been determined by the Internal Revenue Service to be qualified under Section 401(a) of the Code and the trust related thereto is exempt from federal income tax under Section 501(a) of the Code, (iii) no Borrower nor any member of the Controlled Group has incurred any liability to the PBGC other than for the payment of premiums, and there are no premium payments which have become due which are unpaid, (iv) no Plan has been terminated by the plan administrator thereof nor by the PBGC, and there is no occurrence which would cause the PBGC to institute proceedings under Title IV of ERISA to terminate any Plan, (v) at this time, the current value of the assets of each Plan exceeds the present value of the accrued benefits and other liabilities of such Plan and no Borrower nor any member of the Controlled Group knows of any facts or circumstances which would materially change the value of such assets and accrued benefits and other liabilities, (vi) no Borrower nor any member of the Controlled Group has breached any of the responsibilities, obligations or duties imposed on it by ERISA with respect to any Plan, (vii) no Borrower nor any member of a Controlled Group has incurred any liability for any excise tax arising under Section 4972 or 4980B of the Code, and no fact exists which could give rise to any such liability, (viii) no Borrower nor any member of the Controlled Group nor any fiduciary of, nor any trustee to, any Plan, has engaged in a "prohibited transaction"

(72406 7} 001246-00024
described in Section 406 of the ERISA or Section 4975 of the Code nor taken any action which would constitute or result in a Termination Event with respect to any such Plan which is subject to ERISA, (ix) each Borrower and each member of the Controlled Group has made all contributions due and payable with respect to each Plan, (x) there exists no event described in Section 4043(b) of ERISA, for which the thirty (30) day notice period contained in 29 CFR 2615.3 has not been waived, (xi) no Borrower nor any member of the Controlled Group has any fiduciary responsibility for investments with respect to any plan existing for the benefit of persons other than employees or former employees of any Borrower and any member of the Controlled Group, and (xii) no Borrower nor any member of the Controlled Group has withdrawn, completely or partially, from any Multiemployer Plan so as to incur liability under the Multiemployer Pension Plan Amendments Act of 1980.

5.9 Patents, Trademarks, Copyrights and Licenses. All patents, patent applications, trademarks, trademark applications, service marks, service mark applications, copyrights, copyright applications, design rights, tradenames, assumed names, trade secrets and licenses owned or utilized by any Borrower are set forth on Schedule 5.9, are valid and have been duly registered or filed with all appropriate governmental authorities and constitute all of the intellectual property rights which are necessary for the operation of its business; there is no objection to or pending challenge to the validity of any such material patent, trademark, copyright, design right, tradename, trade secret or license and no Borrower is aware of any grounds for any challenge, except as set forth in Schedule 5.9 hereto. Each patent, patent application, patent license, trademark, trademark application, trademark license, service mark, service mark application, service mark license, copyright, copyright application and copyright license owned or held by any Borrower and all trade secrets used by any Borrower consist of original material or property developed by such Borrower or was lawfully acquired by such Borrower from the proper and lawful owner thereof. Each of such items has been maintained so as to preserve the value thereof from the date of creation or acquisition thereof. With respect to all software used by any Borrower, such Borrower is in possession of all source and object codes related to each piece of software or is the beneficiary of a source code escrow agreement, each such source code escrow agreement being listed on Schedule 5.9 hereto.

5.10 Licenses and Permits. Except as set forth in Schedule
5.10, each Borrower (a) is in compliance with and (b) has procured and is now in possession of, all material licenses or permits required by any Applicable Law or regulation for the operation of its business in each jurisdiction wherein it is now conducting or proposes to conduct business and where the failure to procure such licenses or permits could have a Material Adverse Effect on such Borrower.

5.11 Default of Indebtedness. No Borrower is in default in the payment of the principal of or interest on any Indebtedness or under any instrument or agreement under or subject to which any Indebtedness has been issued and no event has occurred under the provisions of any such instrument or agreement which with or without the lapse of time or the giving of notice, or both, constitutes or would constitute an event of default thereunder.

5.12 No Default. No Borrower is in default in the payment or performance of any of its contractual obligations and no Default has occurred.

5.13 No Burdensome Restrictions. No Borrower is party to any contract or agreement the performance of which could have a Material Adverse Effect on such Borrower. No Borrower has agreed or consented to cause or permit in the future (upon the happening of a contingency or otherwise) any of its

{72406.7) 00 1 246-00024

~ -

property, whether now owned or hereafter acquired, to be subject to a Lien that is not a Permitted Encumbrance.

5.14 No Labor Disputes. No Borrower is involved in any labor dispute which could reasonably be expected to have a Material Adverse Effect; there are no strikes or walkouts or union organization of any Borrower's employees threatened or in existence which could reasonably be expected to have a Material Adverse Effect; and no labor contract is scheduled to expire during the Term other than as set forth on Schedule
5.14 hereto.

5.15 Margin Regulations. No Borrower is engaged, nor will it engage, principally or as one of its important activities, in the business of extending credit for the purpose of "purchasing" or "carrying" any "margin stock" within the respective meanings of each of the quoted terms under Regulation U of the Board of Governors of the Federal Reserve System as now and from time to time hereafter in effect. No part of the proceeds of any Advance will be used for "purchasing" or "carrying" "margin stock" as defined in Regulation U of such Board of Governors.

5.16 Investment Company Act. No Borrower is an "investment company" registered or required to be registered under the Investment Company Act of 1940, nor is it controlled by such a company.

5.17 Disclosure. No representation or warranty made by any Borrower in this Agreement or in any financial statement, report, certificate or any other document furnished in connection herewith contains any untrue statement of fact or omits to state any fact necessary to make the statements herein or therein not misleading. There is no fact known to Borrowers or which reasonably should be known to Borrowers which Borrowers have not disclosed to Agent in writing with respect to the transactions contemplated by this Agreement which could reasonably be expected to have a Material Adverse Effect on any Borrower.

5.18 Delivery of Subordinated Indebtedness Documents. Agent has received complete copies of all documents evidencing the Subordinated Indebtedness (including all exhibits, schedules and disclosure letters referred to therein or delivered pursuant thereto, if any) and all amendments thereto, waivers relating thereto and other side letters or agreements affecting the terms thereof. None of such documents and agreements has been amended or supplemented, nor have any of the provisions thereof been waived, except pursuant to a written agreement or instrument which has heretofore been delivered to Agent.

5.19 Swaps. No Borrower is a party to, nor will it be a party to, any swap agreement whereby such Borrower has agreed or will agree to swap interest rates or currencies unless same provides that damages upon termination following an event of default thereunder are payable on an unlimited "two-way basis" without regard to fault on the part of either party.

5.20 Conflicting Agreements. No provision of any mortgage, indenture, contract, agreement, judgment, decree or order binding on any Borrower or affecting the Collateral conflicts with, or requires any Consent which has not already been obtained to, or would in any way prevent the execution, delivery or performance of, the terms of this Agreement or the Other Documents.

5.21 Application of Certain Laws and Regulations. No Borrower nor any Affiliate of any Borrower is subject to any statute, rule or regulation which regulates the incurrence of any Indebtedness,

-

{72406 7} 001246-00024
including statutes or regulations relative to common or interstate carriers or to the sale of electricity, gas, steam, water, telephone, telegraph or other public utility services.

5.22 Business and Property of Borrower. Upon and after the Closing Date, Borrowers do not propose to engage in any business other than distribution of electronic components and the manufacture of electronic and mechanical products and activities necessary to conduct the foregoing. On the Closing Date, each Borrower will own all the property and possess all of the rights and Consents necessary for the conduct of the business of such Borrower.

5.23 Compliance with Laws. Each Borrower is in compliance with all Applicable Law relating to the conduct of such Borrower's business where the failure to comply with such Applicable Law could reasonably be expected to have a Material Adverse Effect.

5.24 Hibbing Maryland. Hibbing Maryland conducts no business activities, owns no assets and has no liabilities other than accrued liabilities which may be owed to Hayes Corporation.

SECTION 6. AFFIRMATIVE COVENANTS.

Each Borrower shall, until payment in full of the Obligations and termination of this Agreement:

6.1 Payment of Fees. Pay to Agent on demand all usual and customary fees and expenses which Agent incurs in connection with (a) the forwarding of Advance proceeds and (b) the establishment and maintenance of any Blocked Account or Depository Accounts as provided for in Section 4.15(h). Agent may, without making demand, charge Borrowers' Account for all such fees and expenses.

6.2 Conduct of Business and Maintenance of Existence and
Assets. (a) Conduct continuously and operate actively its business according to good business practices and maintain all of its properties useful or necessary in its business in good working order and condition (reasonable wear and tear excepted and except as may be disposed of in accordance with the terms of this Agreement), including all licenses, patents, copyrights, design rights, tradenames, trade secrets and trademarks and take all actions necessary to enforce and protect the validity of any intellectual property right or other right included in the Collateral; (b) keep in full force and effect its existence and comply in all material respects with Applicable Law governing the conduct of its business where the failure to do so could reasonably be expected to have a Material Adverse Effect on such Borrower; and (c) make all such reports and pay all such franchise and other taxes and license fees and do all such other acts and things as may be lawfully required to maintain its rights, licenses, leases, powers and franchises under the laws of the United States or any political subdivision thereof where the failure to do so could reasonably be expected to have a Material Adverse Effect on such Borrower.

6.3 Violations. Promptly notify Agent in writing of any violation of any law, statute, regulation or ordinance of any Governmental Body, or of any agency thereof, applicable to any Borrower which could reasonably be expected to have a Material Adverse Effect on any Borrower.

6.4 Government Receivables. Take all steps necessary to protect Agent's interest in the Collateral under the Federal Assignment of Claims Act or other Applicable Law and deliver to Agent appropriately endorsed, any instrument or chattel paper connected with any Receivable arising out of contracts

{72406 7) 001246-00024

-

/

between any Borrower and the United States, any state or any department, agency or instrumentality of any of them.

6.5 Pricing Formula Ratio. Commencing on the earlier of (a)
April 1, 2000, and (b) such time as the Borrowers fail to maintain an Undrawn Availability of at least $10,000,000, maintain a Pricing Formula Ratio, as determined at the end of each Fiscal Quarter for the immediately preceding four (4) Fiscal Quarters, of at least 1.00 to 1.

6.6 Execution of Supplemental Instruments. Execute and deliver to Agent from time to time, upon demand, such supplemental agreements, statements, assignments and transfers, or instructions or documents relating to the Collateral, and such other instruments as Agent may request, in order that the full intent of this Agreement may be carried into effect.

6.7 Payment of Indebtedness. Pay, discharge or otherwise satisfy at or before maturity (subject, where applicable, to specified grace periods and, in the case of the trade payables, to normal payment practices) all its obligations and liabilities of whatever nature, except when the failure to do so could not reasonably be expected to have a Material Adverse Effect or when the amount or validity thereof is currently being contested diligently and in good faith by appropriate proceedings and each Borrower shall have provided for such reserves as Agent may reasonably deem proper and necessary, subject at all times to any applicable subordination arrangement in favor of Lenders.

6.S Standards of Financial Statements. Cause all financial statements referred to in Sections 9.7, 9.8, 9.9, 9.10, 9.11, 9.12, 9.13
and 9.14 as to which GAAP is applicable to be complete and correct in all material respects (subject, in the case of interim financial statements, to normal year-end audit adjustments) and to be prepared in reasonable detail and in accordance with GAAP applied consistently throughout the periods reflected therein (except as concurred in by such reporting accountants or officer, as the case may be, and disclosed therein).

6.9 Year 2000 Compatibility. Take all action necessary to assure that such Borrower's computer based systems are able to operate and effectively process data, including dates on and after January I, 2000. Such Borrower shall provide Agent with copies of all disclosures required by the Year 2000 Information and Readiness Disclosure Act of 1998 and such disclosures shall indicate that such systems are Year 2000 compliant on or before June 30, 1999. Such Borrower shall (i) promptly and in no event later than June 30, 1999, take all action necessary to ensure that all computer based systems of such Borrower and its Subsidiaries are capable of the following: (a) handling date information involving all and any dates before, during and/or after January 1, 2000, including accepting input, providing output and performing date calculations in whole or in part; (b) operating, accurately without interruption on and in respect of any and all dates before, during and/or after January 1,2000, and without any change in performance; (c) responding to and processing two-digit year input without creating any ambiguity as to the century; (d) storing and providing date input information without creating any ambiguity as to the century; and (ii) promptly and in no event later than June 30, 1999, take all action necessary to ensure that all computer based systems of each of their vendors, suppliers and customers are capable of (a) through (d) above, where noncompliance could be reasonably expected to have a Material Adverse Effect. In addition, at the request of Agent, such Borrower shall provide Agent assurances in form and substance satisfactory to Agent of such Borrower's and each of its Subsidiaries' Year 2000 compatibility.

	~ 72406 7'	00 1 246-00024

SECTION 7. NEGATIVE COVENANTS.

No Borrower shall, until satisfaction in full of the Obligations and termination of this Agreement:

7.1 Merger. Consolidation. Acquisition and Sale of Assets.

(a) Enter into any merger, consolidation or other reorganization with or into any other Person, or acquire all or a substantial portion of the assets or Equity Interests of any Person other than another Borrowers, or permit any other Person (other than another Borrower) to consolidate with or merge with it, other than Permitted Acquisitions.

(b) Sell, lease, transfer or otherwise dispose of any of its properties or assets to any Person other than another Borrower, except (i) sales by a Borrower of its Inventory in the ordinary course of its business as presently conducted, (ii) transfers of Consigned Inventory by a Borrower to the extent not prohibited by this Agreement, (iii) Permitted Sale/Leaseback Transactions, (iv) sales and other dispositions of Equipment of a Borrower to the extent permitted by this Agreement, (v) Permitted Spinoffs, (vi) and other dispositions expressly authorized by this Agreement.

7.2 Creation of Liens. Create or suffer to exist any Lien or transfer upon or against any of its property or assets now owned or hereafter acquired, except Permitted Encumbrances.

7.3 Guarantees. Become liable upon the obligations of any Person by assumption, endorsement or guaranty thereof or otherwise (other than to Lenders), except (i) the endorsement of checks in the ordinary course of business, and (ii) the guaranty by Reptron of certain
Indebtedness for Money Borrowed by Hibbing to Norwest Equipment Finance, Inc. in a maximum principal amount not to exceed

$ 1 73 50,000.

7.4 Investments. Purchase or acquire obligations or stock of, or any other interest in, any Person, except (a) obligations issued or guaranteed by the United States of America or any agency thereof, (b) commercial paper with maturities of not more than 180 days and a published rating of not less than A- I or P- I (or the equivalent rating), (c) certificates of time deposit and bankers' acceptances having maturities of not more than 180 days and repurchase agreements backed by United States government securities of a commercial bank if (i) such bank has a combined capital and surplus of at least $500,000,000, or (ii) its debt obligations, or those of a holding company of which it is a Subsidiary, are rated not less than A (or the equivalent rating) by a nationally recognized investment rating agency, (d) U.S. money market funds that invest solely in obligations issued or guaranteed by the United States of America or an agency thereof, (e) redemptions or repurchases of the common stock of Reptron to the extent permitted by Section 7.7 hereof and (f) Permitted Acquisitions.

7.5 Loans. Make advances, loans or extensions of credit to any Person, including any Parent, Subsidiary or Affiliate except (i) with respect to the extension of commercial trade credit in connection with the sale of Inventory in the ordinary course of its business; (ii) loans or advances of money made by one Borrower to another Borrower or to a Guarantor, provided that any instrument given to evidence any such loan or advance is promptly pledged to Agent as security for the Obligations; and
(iii) advances to employees for travel, relocation and other lawful purposes, not to exceed $50,000 in aggregate for any individual or $250,000 in aggregate for all such advances.

t72406.7} 00 1 246-00024

7.6 Capital Expenditures. Contract for or make any Capital
Expenditures in any Fiscal Year in an amount in excess of $12,500,000.

7.7 Dividends. Declare, pay or make any dividend or distribution on any shares of the Equity Interests of any Borrower (other than Upstream Payments or dividends or distributions payable in its stock, or split-ups or reclassifications of its stock) or apply any of its funds, property or assets to the purchase, redemption or other retirement of any Equity Interests, or of any options to purchase or acquire any such Equity Interests of any Borrower; provided, however, that Reptron may from time to time repurchase or redeem any of its common stock if (i) at least ten ( l 0) Business Days prior to the proposed repurchase or redemption Reptron gives Agent written notice of its intention to effect such a repurchase or redemption, the approximate amount of Advances to be used therefor and the date of the proposed repurchase or redemption, and (ii) at the time of such repurchase or redemption and after giving effect thereto, no Default or Event of Default exists and Borrowers have Undrawn Availability (as determined by Agent) of at least $10,000,000, and, (iii) the sum of all redemptions, repurchases and prepayments of Subordinated Indebtedness permitted by Section 7. l 7 hereof do not exceed, in the aggregate, $20,000,000.

7.8 Indebtedness. Create, incur or suffer to exist any Indebtedness other than (i) the Obligations; (ii) Subordinated Indebtedness existing on the Closing Date and such other Subordinated Indebtedness incurred after the Closing Date with Agent's prior written consent; (iii) accounts payable by a Borrower to trade creditors and current operating expenses that are not aged more than ninety (90) days from the billing date or more than thirty (30) days from due date, in each case incurred in the ordinary course of business and paid within such time period, unless the same are being actively contested in good faith and by appropriate, lawful proceedings; (iv) obligations to pay rent to the extent not prohibited by this Agreement; (v) Permitted Purchase Money Indebtedness; (vi) Indebtedness of Borrowers for Money Borrowed, but only to the extent that such Indebtedness is outstanding on the date of this Agreement and is not satisfied on or about the Closing Date from the proceeds of the Advances; (vii) contingent Indebtedness arising out of endorsements of checks and other negotiable instruments for deposit or collection in the ordinary course of a Borrower's business; (viii) Permitted Sale/Leaseback Transactions; and (ix) Indebtedness not included in clauses (i) through (viii) that is not secured by Lien (unless such Lien is a Permitted Encumbrance) and does not exceed at any time, in the aggregate the sum of $3,000,000 as to all Borrowers and all of their respective Subsidiaries.

7.9 Nature of Business. Substantially change the nature of the business in which it is presently engaged, nor except as specifically permitted hereby purchase or invest, directly or indirectly, in any assets or property other than in the ordinary course of business for assets or property which are useful in, necessary for and are to be used in its business as presently conducted.

7.10 Transactions with Affiliates. Directly or indirectly, purchase, acquire or lease any property from, or sell, transfer or lease any property to, or otherwise deal with, any Affiliate (other than another Borrower), except transactions disclosed in the ordinary course of business, on an arms-length basis on terms no less favorable than terms which would have been obtainable from a Person other than an Affiliate.

7.11 Leases. Enter as lessee into any lease arrangement for real or personal property (unless capitalized and permitted under Section
7.6 hereof) if after giving effect thereto, aggregate annual rental payments for all leased property would exceed $3,000,000 in any one Fiscal Year

172406 71 001246-00024

-

7.12 Subsidiaries. Form or maintain any Subsidiary other than a wholly-owned Subsidiary organized under the laws of a state of the United States and formed or acquired as part of a Permitted Acquisition or a Permitted Spinoff; enter into any partnership, joint venture or similar arrangement; or own less than all of the Equity Interests of any Subsidiary that is a Borrower or Guarantor.

7.13 Fiscal Year and Accounting Changes. Change its Fiscal
Year from December 31, permit any Subsidiary to have a fiscal year that is different from the Fiscal year or make any change (i) in accounting treatment and reporting practices except as required by GAAP or (ii) in tax reporting treatment except as required by Applicable Law.

7.14 Pledge of Credit. Now or hereafter pledge Agent's or any Lender's credit on any purchases or for any purpose whatsoever or use any portion of any Advance in or for any business other than such Borrower's business as conducted on the date of this Agreement.

7.15 Amendment of Organization Documents. Amend, modify or waive any term or material provision of its Organization Documents except as required by Applicable Law.

7.16 Compliance with ERISA. (i) (x) Maintain, or permit any member of the Controlled Group to maintain, or (y) become obligated to contribute, or permit any member of the Controlled Group to become obligated to contribute, to any Plan, other than those Plans disclosed on
Schedule 5.8(d!, (ii) engage, or permit any member of the Controlled Group to engage, in any non-exempt "prohibited transaction," as that term is defined in Section 406 of ERISA and Section 4975 of the Code, (iii) incur, or permit any member of the Controlled Group to incur, any "accumulated funding deficiency," as that term is defined in Section 302 of ERISA or
Section 412 of the Code, (iv) terminate, or permit any member of the Controlled Group to terminate, any Plan where such event could result in any liability of any Borrower or any member of the Controlled Group or the imposition of a Lien on the property of any Borrower or any member of the Controlled Group pursuant to Section 4068 of ERISA, (v) assume, or permit any member of the Controlled Group to assume, any obligation to contribute to any Multiemployer Plan not disclosed on Schedule 5.8(d!, (vi) incur, or permit any member of the Controlled Group to incur, any withdrawal liability to any Multiemployer Plan, (vii) fail promptly to notify Agent of the occurrence of any Termination Event, (viii) fail to comply, or permit a member of the Controlled Group to fail to comply, with the requirements of ERISA or the Code or other applicable laws in respect of any Plan, or (ix) fail to meet, or permit any member of the Controlled Group to fail to meet, all minimum funding requirements under ERISA or the Code or postpone or delay or allow any member of the Controlled Group to postpone or delay any funding requirement with respect of any Plan.

7.17 Prepayment of Indebtedness. At any time, directly or indirectly, prepay any Indebtedness (other than to the Obligations), or repurchase, redeem, retire or otherwise acquire any Indebtedness of any Borrower, including the Subordinated Indebtedness; provided, however, that Borrowers may from time to time prepay Subordinated Indebtedness, as and to the extent permitted by the Subordinated Loan Documents, if (i) at least ten (10) Business Days prior to the proposed prepayment, Borrowers give Agent written notice of their intention to effect such a prepayment, the approximate amount of Advances to be used therefor and the date of the proposed prepayment; (ii) at the time of such prepayment and after giving effect thereto no Default or Event of Default exists, Borrowers have Undrawn Availability (as determined by Agent) of at least $10,000,000; and
(iii) the sum of all prepayments of Subordinated Indebtedness and all redemptions and repurchases permitted by Section 7.7 hereof do not exceed, in the aggregate, $20,000,000.

	{72406 7)	001246-00024

7.18 Subordinated Loan Documents. At any time, directly or indirectly, amend or modify the terms of any agreement applicable to the Subordinated Indebtedness, other than to extend the time of payment thereof or to reduce the rate of interest payable in connection therewith.

7.19 Upstream Payments. Create or suffer to exist any encumbrance or restriction on the ability of any Borrower or a Subsidiary of any Borrower to make any Upstream Payment, except for encumbrances or restrictions (i) pursuant to any of the Other Documents and (ii) existing under Applicable

Law.

7.20 Consigned Inventory. Permit the aggregate Value of all
Consigned Inventory to exceed ten percent ( 10%) of the Value of all Inventory on any date. If and to the extent requested to do so by Agent, each Borrower having any Consigned Inventory shall execute and deliver to Agent, for its benefit and the pro rata benefit of Lenders, collateral assignments of all UCC consignment filings and other documents at any time executed, delivered or filed with any Governmental Body to evidence or perfect such Borrower's rights with respect to such Consigned Inventory.

7.21 Tax Consolidation. File or consent to the filing of any consolidated income tax return with any Person other than a Subsidiary.

7.22 Conduct of Business. Engage in any business other than the business engaged by it on the Closing Date and any business or activities that are substantially similar, related or incidental thereto.

7.23 Hibbing Maryland. Permit Hibbing Maryland to conduct any business activities, own any assets or incur any liabilities.

SECTION 8. CONDITIONS PRECEDENT.

8.1 Conditions to Initial Advances. The agreement of Lenders to make the initial Advances requested to be made on the Closing Date is subject to the satisfaction, or waiver by Lenders, immediately prior to or concurrently with the making of such Advances, of the following conditions precedent:

(a) Other Documents. Agent shall have received each of the Other Documents duly executed and delivered by an authorized officer of each of the parties thereto, including each Borrower;

(b) Filings Registrations and Recordings. Each document
(including any UCC financing statement) required by this Agreement or any Other Documents or under Applicable Law or reasonably requested by the Agent to be filed, registered or recorded in order to create, in favor of Agent, a perfected security interest in or Lien upon the Collateral shall have been properly filed, registered or recorded in each jurisdiction in which the filing, registration or recordation thereof is so required or requested, and Agent shall have received an acknowledgment copy, or other evidence satisfactory to it, of each such filing, registration or recordation and satisfactory evidence of the payment of any necessary fee, tax or expense relating thereto;

{72406.7) 00 1 246-00024

-

(c) Corporate Proceedings of Borrowers. Agent shall have received a copy of the resolutions in form and substance reasonably satisfactory to Agent, of the Board of Directors of each Borrower authorizing (i) the execution, delivery and performance of each of the Loan Documents and (ii) the granting by each Borrower of the security interests in and Liens upon the Collateral, in each case certified by the Secretary or an Assistant Secretary of each Borrower as of the Closing Date; and, such certificate shall state that the resolutions thereby certified have not been amended, modified, revoked or rescinded as of the date of such certificate;

(d) incumbency Certificates of Borrowers. Agent shall have received a certificate of the Secretary or an Assistant Secretary of each Borrower, dated the Closing Date, as to the incumbency and signature of the officers of each Borrower executing this Agreement, any certificate or other documents to be delivered by it pursuant hereto, together with evidence of the incumbency of such Secretary or Assistant Secretary;

(e) Organization Documents. Agent shall have received a copy of the Organization Documents of each Borrower, and all amendments thereto, certified by the Secretary of State or other appropriate official of its jurisdiction of organization, together with copies of the By-Laws of each Borrower and all agreements of each Borrower's shareholders certified as accurate and complete by the Secretary of each Borrower;

(f) Good Standing Certificates. Agent shall have received good standing certificates for each Borrower dated not more than fifteen (
15) days prior to the Closing Date, issued by the Secretary of State or other appropriate official of each Borrower's jurisdiction of incorporation and each jurisdiction where the conduct of each Borrower's business activities or the ownership of its properties necessitates qualification;

(g) Legal Opinion. Agent shall have received the favorable legal opinions of Borrowers' counsel (qualified to practice in the States of Florida, Michigan, Minnesota and Pennsylvania) in form and substance satisfactory to Agent, which shall cover such matters incident to the transactions contemplated by this Agreement and the Other Documents as Agent may require, and each Borrower hereby authorizes and directs each such counsel to deliver such opinions to Agent;

(h) No Litigation. No litigation, investigation or proceeding before or by any arbitrator or Governmental Body shall be continuing or threatened against any Borrower or against the officers or directors of any Borrower (A) in connection with any of the Loan Documents or any of the transactions contemplated thereby and which, in the reasonable opinion of Agent, is deemed material or (B) which could, in the reasonable opinion of Agent, have a Material Adverse Effect; and no injunction, writ, restraining order or other order of any nature materially adverse to any Borrower or the conduct of its business or inconsistent with the due consummation of the transactions shall have been issued by any Governmental Body;

(i) Collateral Examination. Agent shall have completed
Collateral examinations and received appraisals, the results of which shall be satisfactory in form and substance to Lenders, of the Receivables, Inventory, General Intangibles, and Equipment of each Borrower and all books and records in connection therewith;

(j) Fees. Agent shall have received all fees payable to Agent and Lenders on or prior to the Closing Date pursuant to Section 3 hereof;

t72406.7} 001246-00024

(k) Pro Forma Financial Statements. Agent shall have received a copy of the Pro Forma Financial Statements which shall be satisfactory in all respects to Agent;

(1) Insurance. Agent shall have received in form and substance satisfactory to Agent, certified copies of Borrowers' casualty insurance policies, together with loss payable endorsements on Agent's standard form of loss payee endorsement naming Agent as loss payee, and certified copies of Borrowers' liability insurance policies, together with endorsements naming Agent as a co-insured;

(m) Payment Instructions. Agent shall have received written instructions from Borrowers directing the application of proceeds of the initial Advances made pursuant to this Agreement;

(n) Lockbox Blocked Account Agreements. Agent shall have received duly executed agreements establishing the Blocked Accounts acceptable in all respects to Agent, for the collection and servicing of the Receivables and other proceeds of Collateral;

(o) Consents. Agent shall have received any and all Consents necessary to permit the effectuation of the transactions contemplated by any of the Loan Documents; and, Agent shall have received such Consents and waivers of such third parties as might assert claims with respect to the Collateral, as Agent and its counsel shall deem necessary;

(p) No Adverse Material Change. Since September 30, 1998, there shall not have occurred any event, condition or state of facts which could reasonably be expected to have a Material Adverse Effect and no representations made or information supplied to Agent shall have been proven to be inaccurate or misleading in any material respect;

(q) Leasehold Agreements. Agent shall have received landlord, mortgagee or warehouseman agreements satisfactory to Agent with respect to all premises owned or leased by any Borrower in Tampa, Florida and Hibbing, Minnesota;

(r) Contract Review. Agent shall have reviewed all material contracts of Borrowers including leases, union contracts, labor contracts, vendor supply contracts, license agreements and distributorship agreements and such contracts and agreements shall be satisfactory in all respects to Agent;

(s) Closing Certificate. Agent shall have received a closing certificate signed by the Chief Financial Officer of Borrowing Agent, on behalf of each Borrower, dated as of the date hereof, stating that (i) all representations and warranties set forth in this Agreement and the Other Documents are true and correct on and as of such date, (ii) Borrowers are on such date in compliance with all the terms and provisions set forth in each of the Loan Documents and (iii) on such date no Default or Event of Default has occurred Or is continuing;

(t) Borrowing Base. Agent shall have received evidence from Borrowers that the aggregate amount of Eligible Receivables and Eligible Inventory is sufficient in value and amount to support Advances in the amount requested by Borrowers on the Closing Date;

(u) Undrawn Availability. After giving effect to the initial
Advances hereunder to be made on the Closing Date, Borrowers shall have Undrawn Availability of at least $10,000,000;

{72406 7) 001246-00024

'] _

- ~



-

(v) Subordinated Indebtedness. Agent shall have received, reviewed and found acceptable copies of all the Subordinated Loan
Documents relating to the Subordinated Notes and shall have received duly executed and delivered copies of any and all intercreditor agreements with the holders of the Subordinated Notes, in form and substance acceptable to Agent;

(w) No Labor Disputes. Agent shall have received assurances satisfactory to it that there are no threats of strikes or work stoppages by any employees, or organization of employees, of any Borrower or any Guarantor, which Agent reasonably determines may have a Material Adverse Effect; and

(x) Other. All corporate and other proceedings, and all documents, instruments and other legal matters in connection with the transactions contemplated hereby shall be satisfactory in form and substance to Agent and its counsel.

8.2 Conditions to Each Advance. The agreement of Lenders to make any Advance requested to be made on any date (including the initial Advance) is subject to the satisfaction of the following conditions precedent as of the date such Advance is made:

(a) Representations and Warranties. Each of the representations and warranties made by any Borrower in or pursuant to this Agreement and any of the Other Documents, and each of the representations and warranties contained in any certificate, document or financial or other statement furnished at any time under or in connection with this Agreement or any of the Other Documents shall be true and correct in all material respects on and as of such date as if made on and as of such date;

(b) No Default. No Event of Default or Default shall have occurred and be continuing on such date, or would exist after giving effect to the Advances requested to be made, on such date; provided, however, that Lenders, in their sole discretion, may continue to make Advances notwithstanding the existence of an Event of Default or Default and that any Advances so made shall not be deemed a waiver of any such Event of Default or Default;

(c) Borrowing Base Certificates: Maximum Advances. Agent shall have received each Borrowing Base Certificate required by the terms of this Agreement or otherwise requested by Agent, and, in the case of any Advances requested to be made, after giving effect thereto, the aggregate Advances shall not exceed the maximum amount of Advances permitted under Section 2.1 hereof;

(d) No Litigation. No action, proceeding, investigation, regulation or legislation shall have been instituted, threatened or proposed before any court or Governmental Body to enjoin, restrain or prohibit, or to obtain damages in respect of, or which is related to or arises out of, this Agreement or any of the Other Documents or the consummation of the transactions contemplated hereby or thereby; and

(e) No Material Adverse Effect. No event shall have occurred and no condition shall exist which has or could be reasonably expected to have a Material Adverse Effect.

Each request for an Advance by any Borrower hereunder shall constitute a representation and warranty by each Borrower as of the date of such Advance that the conditions contained in this subsection shall have been satisfied.

SECTION 9. INFORMATION AS TO BORROWERS.

{72406.7} 001246-00024

Agreement:

Each Borrower shall, until satisfaction in full of the Obligations and the termination of this

9.1 Disclosure of Material Matters. Immediately upon learning thereof, report to Agent all matters materially affecting the value, enforceability or collectibility of any portion of the Collateral including any Borrower's reclamation or repossession of, or the return to any Borrower of, a material amount of goods or claims or disputes asserted by any Customer or other obliger.

9.2 Schedules. Deliver to Agent on or before the fifteenth (
15th) day of each month as and for the prior month (a) accounts receivable agings, (b) accounts payable schedules, (c) Inventory reports, and (d) a Borrowing Base Certificate. In addition, each Borrower will deliver to Agent at such intervals as Agent may require: (i) confirmatory assignment schedules, (ii) copies of Customer's invoices, (iii) evidence of shipment or delivery, and (iv) inch further schedules. documents and/or information regarding the Collateral as Agent may require including trial balances and test verifications. Agent shall have the right to confirm and verify all Receivables by any manner and through any medium it considers advisable and do whatever it may deem reasonably necessary to protect its interests hereunder. The items to be provided under this Section are to be in form satisfactory to Agent and executed by each Borrower and delivered to Agent from time to time solely for Agent's convenience in maintaining z records of the Collateral, and any Borrower's failure to deliver any of such items to Agent shall not affect, terminate, modify or otherwise limit Agent's Lien with respect to the Collateral.


9.3 Environmental Reports. Furnish Agent, concurrently with the delivery of the financial statements referred to in Sections 9.7 and 9.8, with a certificate signed by the Chief Financial Officer of Borrowing Agent, on behalf of each Borrower, stating, to the best of his knowledge, that each Borrower is in compliance in all material respects with all Environmental Laws and laws relating to occupational safety and health. To the extent any Borrower is not in compliance with the foregoing laws, the certificate shall set forth with specificity all areas of non-compliance and the proposed action such Borrower will implement in order to achieve full compliance.

9.4 Litigation. Promptly notify Agent in writing of any litigation, suit or administrative proceeding affecting any Borrower, whether or not the claim is covered by insurance, and of any suit or administrative proceeding, which in any such case could reasonably be expected to have a Material Adverse Effect on any Borrower.

9.5 Material Occurrences. Promptly notify Agent in writing upon the occurrence of (a) any Default or Event of Default; (b) any event of default under any Subordinated Debt Documents; (c) any event which with the giving of notice or lapse of time, or both, would constitute an event of default under any Subordinated Debt Documents; (d) any event, development or circumstance whereby any financial statements or other reports furnished to Agent fail in any material respect to present fairly, in accordance with GAAP consistently applied, the financial condition or operating results of any Borrower as of the date of such statements; (e) any accumulated retirement plan funding deficiency which, if such deficiency continued for two plan years and was not corrected as provided in Section 4971 of the Code, could subject any Borrower to a tax imposed by Section 4971 of the Code; (f) each and every default by any Borrower which might result in the acceleration of the maturity of any Indebtedness, including the names and addresses of the holders of such Indebtedness with respect to which there is a default existing or with respect to which the maturity has been or could be accelerated, and the amount of such Indebtedness; and (g) any other development in the

t72406.7i 001246-00024
business or affairs of any Borrower which could reasonably be expected to have a Material Adverse Effect; in each case describing the nature thereof and the action Borrowers propose to take with respect thereto.

9.6 Government Receivables. Notify Agent immediately if any of its Receivables arise out of contracts between any Borrower and any

Governmental Body.

9.7 Annual Financial Statements. Furnish Agent within ninety
(90) days after the end of each Fiscal Year of Borrowers, financial statements of Borrowers on a consolidating and consolidated basis including statements of income and stockholders' equity and cash flow from the beginning of the current Fiscal Year to the end of such Fiscal Year and the balance sheet as at the end of such Fiscal Year, all prepared in accordance with GAAP applied on a basis consistent with prior practices, and in reasonable detail and reported upon without qualification by an independent certified public accounting firm selected by Borrowers and satisfactory to Agent (the "Accountants"). The report of the Accountants shall be accompanied by a statement of the Accountants certifying that (i) they have caused the Loan Agreement to be reviewed, (ii) in making the examination upon which such report was based either no information came to their attention which to their knowledge constituted an Event of Default or a Default under this Agreement or any related agreement or, if such information came to their attention, specifying any such Default or Event of Default, its nature, when it occurred and whether it is continuing, and such report shall contain or have appended thereto calculations which set forth Borrowers' compliance with the requirements or restrictions imposed by Sections 6.5, 7.6 and 7.1 l hereof. In addition, the reports shall be accompanied by a Compliance Certificate.

9.8 Quarterly Financial Statements. Furnish Agent within forty-five (45) days after the end of each Fiscal Quarter, an unaudited balance sheet of Borrowers on a consolidated and consolidating basis and unaudited statements of income and stockholders' equity and cash flow of Borrowers on a consolidated and consolidating basis reflecting results of operations from the beginning of the Fiscal Year to the end of such quarter and for such quarter, prepared on a basis consistent with prior practices and complete and correct in all material respects, subject to normal year end adjustments. The reports shall be accompanied by a Compliance Certificate.

9.9 Monthly Financial Statements. Furnish Agent within forty-five (45) days after the end of each month from the Closing Date through June 30, 1999 and thirty (30) days after the end of each month thereafter, an unaudited balance sheet of Borrowers on a consolidated and consolidating basis and unaudited statements of income and stockholders' equity and cash flow of Borrowers on a consolidated and consolidating basis reflecting results of operations from the beginning of the Fiscal Year to the end of such month and for such month, prepared on a basis consistent with prior practices and complete and correct in all material respects, subject to normal year end adjustments.

Certificate.

The reports shall be accompanied by a Compliance

9.10 Other Reports. Furnish Agent as soon as available, but in any event within ten (10) days after the issuance thereof, (i) with copies of such financial statements, reports and returns as each Borrower shall send to its stockholders and (ii) copies of all notices sent pursuant to the Subordinated Documents.

(72406 7} 001246-00024

9.11 Additional Information. Furnish Agent with such additional information as Agent shall reasonably request in order to enable Agent to determine whether the terms, covenants, provisions and conditions of this Agreement and the Revolving Credit Notes have been complied with by Borrowers including, without limitation and without the necessity of any request by Agent, (a) copies of all

-

environmental audits and reviews, (b) at least thirty (30) days prior thereto, notice of any Borrower's opening of any new office or place of business or any Borrower's closing of any existing office or place of business, and (c) promptly upon any Borrower's learning thereof, notice of any labor dispute to which any Borrower may become a party, any strikes or walkouts relating to any of its plants or other facilities, and the expiration of any labor contract to which any Borrower is a party or by which any Borrower is bound.

9.12 Projected Operating Budget. Furnish Agent, no later than thirty (30) days prior to the beginning of each Borrower's Fiscal Years commencing with Fiscal Year 1999, a Fiscal Quarter by Fiscal Quarter projected operating budget and cash flow of Borrowers on a consolidated and consolidating basis for such Fiscal Year (including an income statement for each Fiscal Quarter and a balance sheet as at the end of each Fiscal Quarter), such projections to be accompanied by a certificate signed by the President or Chief Financial Officer of Borrowing Agent, on behalf of each Borrower, to the effect that such projections have been prepared on the basis of sound financial planning practice consistent with past budgets and financial statements and that such officer has no reason to question the reasonableness of any material assumptions on which such projections were prepared.

9.13 Variances From Operating Budget. Furnish Agent, concurrently with the delivery of the financial statements referred to in
Section 9.S, a written report summarizing all material variances from budgets submitted by Borrowers pursuant to Section 9. l 2 and a discussion and analysis by management with respect to such variances.

9.14 Notice of Suits. Adverse Events. Furnish Agent with prompt notice of (i) any lapse or other termination of any Consent issued to any Borrower by any Governmental Body or any other Person that is material to the operation of any Borrower's business, (ii) any refusal by any Governmental Body or any other Person to renew or extend any such Consent; and (iii) copies of any periodic or special reports filed by any Borrower with any Governmental Body or Person, if such reports indicate any material change in the business, operations, affairs or condition of any Borrower, or if copies thereof are requested by Lender, and (iv) copies of any material notices and other communications from any Governmental Body or Person which specifically relate to any Borrower.

9.15 ERISA Notices and Requests. Furnish Agent with immediate written notice in the event that (i) any Borrower or any member of the Controlled Group knows or has reason to know that a Termination Event has occurred, together with a written statement describing such Termination Event and the action, if any, which such Borrower or member of the Controlled Group has taken, is taking, or proposes to take with respect thereto and, when known, any action taken or threatened by the Internal Revenue Service, Department of Labor or PBGC with respect thereto, (ii) any Borrower or any member of the Controlled Group knows or has reason to know that a prohibited transaction (as defined in Sections 406 of ERISA and 4975 of the Code) has occurred together with a written statement describing such transaction and the action which such Borrower or any member of the Controlled Group has taken, is taking or proposes to take with respect thereto, (iii) a funding waiver request has been filed with respect to any Plan together with all communications received by any Borrower or any member of the Controlled Group with respect to such request, (iv) any increase in the benefits of any existing Plan or the establishment of any new Plan or the commencement of contributions to any Plan to which any Borrower or any member of the Controlled Group was not previously contributing shall occur, (v) any Borrower or any member of the Controlled Group shall receive from the PBGC a notice of intention to terminate a Plan or to have a trustee appointed to administer a Plan, together with copies of each such notice, (vi) any Borrower or any member of the Controlled Group shall receive any favorable or unfavorable determination letter from the Internal Revenue Service regarding the qualification

~ 72406.7 ) 00 1 246-00024
of a Plan under Section 401(a) of the Code, together with copies of each such letter; (vii) any Borrower or any member of the Controlled Group shall receive a notice regarding the imposition of withdrawal liability, together with copies of each such notice; (viii) any Borrower or any member of the Controlled Group shall fail to make a required installment or any other required payment under Section 412 of the Code on or before the due date for such installment or payment; (ix) any Borrower or any member of the Controlled Group knows that (a) a Multiemployer Plan has been terminated, (b) the administrator or plan sponsor of a Multiemployer Plan intends to terminate a Multiemployer Plan, or (c) the PBGC has instituted or will institute proceedings under Section 4042 of ERISA to terminate a Multiemployer Plan.

9.16 Additional Documents. Execute and deliver to Agent, upon request, such documents and agreements as Agent may, from time to time, reasonably request to carry out the purposes, terms or conditions of this Agreement.

SECTION 10. EVENTS OF DEFAULT.

The occurrence of any one or more of the following events shall constitute an "Event of Default":

10.1 failure by any Borrower to pay any principal or interest on the Obligations when due (whether at maturity or by reason of acceleration pursuant to the terms of this Agreement or by notice of intention to prepay, or by required prepayment) or failure to pay any other liabilities or make any other payment, fee or charge provided for herein or in any Other Document when due;

10.2 any representation or warranty made or deemed made by any Borrower in this Agreement or any Other Document or in any certificate, document or financial or other statement furnished at any time in connection herewith or therewith shall prove to have been misleading in any material respect on the date when made or deemed to have been made;

10.3 failure by any Borrower to (i) furnish financial information when due or when requested, or (ii) permit the inspection of its books or records except for a failure or neglect of a Borrower to furnish the information required by Section 9.9 hereof which is cured within fifteen (15) days from the occurrence of such failure or neglect, provided that such opportunity to cure shall not apply if the Borrower have failed or neglected to furnish the required information two (2) previous times within the previous twelve ( 12) months

10.4 issuance of a notice of Lien, levy, assessment, injunction or attachment against a material portion of any Borrower's property which is not stayed or lifted within thirty (30) days;

10.5 except as otherwise provided for in Sections 10.1 and 10.3, failure or neglect of any Borrower to perform, keep or observe any term, provision, condition, covenant herein contained, or contained in any other agreement or arrangement, now or hereafter entered into between any Borrower and Agent or any Lender except for a failure or neglect of a Borrower to perform, keep or observe any term, provision, condition or covenant contained in Sections 4.6, 4.7, 4.9, 4.11, 6.1, 6.3, 6.4, 9.4 or
9.6 hereof which is cured within twenty (20) days from the occurrence of such failure or neglect;

10.6 any judgment or judgments are rendered against any Borrower or Guarantor for an aggregate amount in excess of $250,000 and either (i) enforcement proceedings shall have been

~ 72406.7 } 00 1 246-00024

- SS

~ _



commenced upon such judgment or (ii) there shall be any period of thirty
(30) consecutive days during which a stay of enforcement of such judgment, by reason of a pending appeal or otherwise, shall not be in effect.

10.7 any Borrower shall (i) apply for, consent to or suffer the appointment of, or the taking of possession by, a receiver, custodian, trustee, liquidator or similar fiduciary of itself or of all or a substantial part of its property, (ii) make a general assignment for the benefit of creditors, (iii) commence a voluntary case under any state or federal bankruptcy laws (as now or hereafter in effect), (iv) be adjudicated a bankrupt or declared insolvent, (v) file a petition seeking to take advantage of any other law providing for the relief of debtors,
(vi) acquiesce to, or fail to have dismissed, within thirty (30) days, any petition filed against it in any involuntary case under such bankruptcy laws, or (vii) take any action for the purpose of effecting any of the foregoing;

10.8 any Borrower or Guarantor shall admit in writing its inability, or be generally unable, to pay its debts as they become due, cease operations of its present business or cease to be Solvent;

10.9 any Subsidiary of any Borrower, or any Guarantor, shall
(i) apply for, consent to or suffer the appointment of, or the taking of possession by, a receiver, custodian, trustee, liquidator or similar fiduciary of itself or of all or a substantial part of its property, (ii) admit in writing its inability, or be generally unable, to pay its debts as they become due, cease operations of its present business or cease to be Solvent, (iii) make a general assignment for the benefit of creditors,
(iv) commence a voluntary case under any state or federal bankruptcy laws (as now or hereafter in effect), (v) be adjudicated a bankrupt or declared insolvent, (vi) file a petition seeking to take advantage of any other law providing for the relief of debtors, (vii) acquiesce to, or fail to have dismissed, within thirty (30) days, any petition filed against it in any involuntary case under such bankruptcy laws, or (viii) take any action for the purpose of effecting any of the foregoing;

10.10 any change in any Borrower's condition or affairs
(financial or otherwise) which, in Agent's opinion, has a Material Adverse
Effect;

10.11 any Lien created hereunder or provided for hereby or under any Other Document for any reason ceases to be or is not a valid and perfected Lien having a first priority interest;

10.12 an event of default has occurred and been declared under the Subordinated Debt Documents, which default shall not have been cured or waived within any applicable grace period;

10.13 a default of the obligations of any Borrower under any other agreement to which it is a party shall occur that has or could be reasonably expected to have a Material Adverse Effect and which is not cured within any applicable grace period;

10.14 termination or breach of any Guaranty Security
Documents executed and delivered to Agent in connection with the Obligations or, if any Guarantor attempts to terminate or challenges the validity of or its liability under, any such Guaranty or Guaranty Security Documents or similar agreement;

10.1S any Change of Control shall occur;

10.16 any material provision of this Agreement or any of the Other Documents shall, for any reason, cease to be valid and binding on any Borrower, or any Borrower shall so claim in writing to Agent;

{72406 7} 001246-00024

_ 59 _



7

10.17 (i) any Governmental Body shall (A) revoke, terminate, suspend or adversely modify any license, permit, patent trademark or tradename of any Borrower, the continuation of which is material to the continuation of any Borrower's business, or (B) commence proceedings to suspend, revoke, terminate or adversely modify any such license, permit, trademark, tradename or patent and such proceedings shall not be dismissed or discharged within sixty (60) days, or (c) schedule or conduct a hearing on the renewal of any license, permit, trademark, tradename or patent necessary for the continuation of any Borrower's business and the staff of such Governmental Body issues a report recommending the termination, revocation, suspension or material, adverse modification of such license, permit, trademark, tradename or patent; (ii) any agreement which is necessary or material to the operation of any Borrower's business shall be revoked or terminated and not replaced by a substitute acceptable to Agent within thirty
(30) days after the date of such revocation or termination, and such revocation or termination and non-replacement would reasonably be expected to have a Material Adverse Effect on any Borrower;

10.18 any portion of the Collateral shall be seized or taken by a Governmental Body, or any Borrower or the title and rights of any Borrower or any original owner which is the owner of any material portion of the Collateral shall have become the subject matter of litigation which might, in the opinion of Agent, upon final determination, result in impairment or loss of the security provided by this Agreement or the Other Documents;

10.19 the operations of any Borrower's manufacturing facility are interrupted at any time for more than forty-eight (48) hours during any period of fourteen (14) consecutive days, unless such Borrower shall (i) be entitled to receive for such period of interruption, proceeds of business interruption insurance sufficient to assure that its per diem cash needs during such period is at least equal to its average per diem cash needs for the consecutive three-(3) month period immediately preceding the initial date of interruption and (ii) receive such proceeds in the amount described in clause (i) preceding not later than thirty (30) days following the initial date of any such interruption; provided, however, that notwithstanding the provisions of clauses (i) and (ii) of this section, an Event of Default shall be deemed to have occurred if such Borrower shall be receiving the proceeds of business interruption insurance for a period of thirty (30) consecutive days;

10.20 an event or condition specified in Sections 7.16 or 9.15 hereof shall occur or exist with respect to any Plan and, as a result of such event or condition, together with all other such events or conditions, any Borrower or any member of the Controlled Group shall incur, or in the opinion of Agent be reasonably likely to incur, a liability to a Plan or the PBGC (or both) which, in the reasonable judgment of Agent, could reasonable be expected to have a Material Adverse Effect on any Borrower; or

10.21 any Borrower shall cease to be entitled to use or operate any machinery or equipment leased by it from another Person by reason of such Person's insolvency, bankruptcy, dissolution, receivership or other winding up of its affairs or liquidation of its assets.

SECTION 11. LENDERS' RIGHTS AND REMEDIES AFTER DEFAULT.

11.1 Rights and Remedies. Upon the occurrence of (i) an Event of Default pursuant to Section 10.7 all Obligations shall be immediately due and payable and this Agreement and the obligation of Lenders to make Advances shall be deemed terminated; and, (ii) any of the other Events of Default and at any time thereafter (such default not having previously been cured), at the option of Required Lenders all

~ 72406.7) 00 1246-00024

Obligations shall be immediately due and payable and Lenders shall have the right to terminate this Agreement and to terminate the obligation of Lenders to make Advances and (iii) a filing of a petition against any Borrower in any involuntary case under any state or federal bankruptcy laws, the obligation of Lenders to make Advances hereunder shall be terminated other than as may be required by an appropriate order of the bankruptcy court having jurisdiction over any Borrower. Upon or after the occurrence of any Event of Default, Agent shall have the right to exercise any and all other rights and remedies provided for herein, under the UCC and at law or equity generally, including the right to foreclose the security interests granted herein and to realize upon any Collateral by any available judicial procedure and/or to take possession of and sell any or all of the Collateral with or without judicial process. Agent may enter any of Borrower's premises or other premises without legal process and without incurring liability to any Borrower therefor, and Agent may thereupon, or at any time thereafter, in its discretion without notice or demand, take the Collateral and remove the same to such place as Agent may deem advisable and Agent may require Borrowers to make the Collateral available to Agent at a convenient place. With or without having the Collateral at the time or place of sale, Agent may sell the Collateral, or any part thereof, at public or private sale, at any time or place, in one or more sales, at such price or prices, and upon such terms, either for cash, credit or future delivery, as Agent may elect. Except as to that part of the Collateral which is perishable or threatens to decline speedily in value or is of a type customarily sold on a recognized market, Agent shall give Borrowers reasonable notification of such sale or sales, it being agreed that in all events written notice mailed to Borrowers at least five (5) days prior to such sale or sales is reasonable notification. At any public sale Agent or any Lender may bid for and become the purchaser, and Agent, any Lender or any other purchaser at any such sale thereafter shall hold the Collateral sold absolutely free from any claim or right of whatsoever kind, including any equity of redemption and such right and equity are hereby expressly waived and released by each Borrower. In connection with the exercise of the foregoing remedies, Agent is granted permission to use all of each Borrower's trademarks, trade styles, trade names, patents, patent applications, licenses, franchises and other proprietary rights which are used in connection with (a) Inventory for the purpose of marketing, advertising for sale and disposing of such Inventory and (b) Equipment for the purpose of completing the manufacture of unfinished goods. The proceeds realized from the sale of any Collateral shall be applied as follows: first, to the reasonable costs, expenses and attorneys' fees and expenses incurred by Agent for collection and for acquisition, completion, protection, removal, storage, sale and delivery of the Collateral; second, to interest due upon any of the Obligations and any fees payable under this Agreement; and, third, to the principal of the Obligations. If any deficiency shall arise, Borrowers shall remain liable to Agent and Lenders therefor.

11.2 Agent's Discretion. Agent shall have the right in its sole discretion to determine which rights, Liens, security interests or remedies Agent may at any time pursue, relinquish, subordinate, or modify or to take any other action with respect thereto and such determination will not in any way modify or affect any of Agent's or Lenders' rights hereunder.

11.3 Setoff. In addition to any other rights which Agent or any Lender may have under Applicable Law, upon the occurrence of an Event of Default hereunder, Agent and such Lender shall have a right to apply any Borrower's property held by Agent and such Lender to reduce the Obligations.

11.4 Rights and Remedies not Exclusive. The enumeration of the foregoing rights and remedies is not intended to be exhaustive and the exercise of any right or remedy shall not preclude the exercise of any other right or remedies provided for herein or otherwise provided by law, all of which shall be cumulative and not alternative.

-

{72406.7) 001246-00024

SECTION 12. WAIVERS AND JUDICIAL PROCEEDINGS.

12.1 Waiver of Notice. Each Borrower hereby waives notice of non-payment of any of the Receivables, demand, presentment, protest and notice thereof with respect to any and all instruments, notice of acceptance hereof, notice of loans or advances made, credit extended, Collateral received or delivered, or any other action taken in reliance hereon, and all other demands and notices of any description, except such as are expressly provided for herein.

12.2 Delay. No delay or omission on Agent's or any Lender's
part in exercising any right, remedy or option shall operate as a waiver of such or any other right, remedy or option or of any default.

12.3 Jury Waiver. EACH PARTY TO THIS AGREEMENT HEREBY
EXPRESSLY WAIVES ANY RIGHT TO TRIAL BY JURY OF ANY CLAIM, DEMAND, ACTION OR CAUSE OF ACTION (A) ARISING UNDER THIS AGREEMENT OR ANY OTHER INSTRUMENT, DOCUMENT OR AGREEMENT EXECUTED OR DELIVERED IN CONNECTION HEREWITH, OR (B) IN ANY WAY CONNECTED WITH OR RELATED OR INCIDENTAL TO THE DEALINGS OF THE PARTIES HERETO OR ANY OF THEM WITH RESPECT TO THIS AGREEMENT OR ANY OTHER INSTRUMENT, DOCUMENT OR AGREEMENT EXECUTED OR DELIVERED IN CONNECTION HEREWITH, OR THE TRANSACTIONS RELATED HERETO OR THERETO IN EACH CASE WHETHER NOW EXISTING OR HEREAFTER ARISING, AND WHETHER SOUNDING IN CONTRACT OR TORT OR OTHERWISE AND EACH PARTY HEREBY CONSENTS THAT ANY SUCH CLAIM, DEMAND, ACTION OR CAUSE OF ACTION SHALL BE DECIDED BY COURT TRIAL WITHOUT A JURY, AND THAT ANY PARTY TO THIS AGREEMENT MAY FILE AN ORIGINAL COUNTERPART OR A COPY OF THIS SECTION WITH ANY COURT AS WRITTEN EVIDENCE OF THE CONSENTS OF THE PARTIES HERETO TO THE WAIVER OF THEIR RIGHT TO TRIAL BY JURY.

SECTION 13. EFFECTIVE DATE AND TERMINATION.

13.1 Term. This Agreement shall become effective on the date hereof and shall continue in full force and effect until January 8, 2004 (the "Term") unless sooner terminated as herein provided. Borrowers may terminate this Agreement at any time upon ninety (90) days prior written notice upon payment in full of the Obligations. In the event the Obligations are prepaid in full prior to the last day of the Term (the date of such prepayment hereinafter referred to as the "Early Termination Date"), Borrowers shall pay to Agent for the benefit of Lenders an early termination fee in an amount equal to one percent (1%) of the Maximum Revolving Amount if the Early Termination Date occurs on or after the Closing Date to and including the date immediately preceding the third anniversary of the Closing Date; provided, however, that such early termination fee shall be reduced to one-half percent (0.5%) of the Maximum Revolving Amount if (i) the Early Termination Date occurs in connection with the consummation of an Acquisition (other than a Permitted Acquisition) which the Required Lenders did not agree to permit after being requested to do so by Borrowers and (ii) the funds to prepay the Obligations in full were advanced by a new lender or lenders contemporaneously with the consummation of such Acquisition.

13.2 Termination. The termination of the Agreement shall not affect any Borrower's, Agent's or any Lender's rights, or any of the Obligations having their inception prior to the effective date of such termination, and the provisions hereof shall continue to be fully operative until all transactions entered into, rights or interests created or Obligations have been fully disposed of, concluded or liquidated. The security interests, Liens and rights granted to Agent and Lenders hereunder and the financing statements filed

{72406.7) 001246-00024
hereunder shall continue in full force and effect, notwithstanding the termination of this Agreement or the fact that Borrowers' Account may from time to time be temporarily in a zero or credit position, until all of the Obligations of each Borrower have been paid or performed in full after the termination of this Agreement or each Borrower has furnished Agent and Lenders with an indemnification satisfactory to Agent and Lenders with respect thereto. Accordingly, each Borrower waives any rights which it may have under Section 9-404(1 ) of the UCC to demand the filing of termination statements with respect to the Collateral, and Agent shall not be required to send such termination statements to each Borrower, or to file them with any filing of rice, unless and until this Agreement shall have been terminated in accordance with its terms and all Obligations paid in full in immediately available funds. All representations, warranties, covenants, waivers and agreements contained herein shall survive termination hereof until all Obligations are paid or performed in full.

SECTION 14. REGARDING AGENT.

14.1 Appointment. Each Lender hereby designates PNC to act as Agent for such Lender under this Agreement and the Other Documents. Each Lender hereby irrevocably authorizes Agent to take such action on its behalf under the provisions of each of the Loan Documents and to exercise such powers and to perform such duties hereunder and thereunder as are specifically delegated to or required of Agent by the terms hereof and thereof and such other powers as are reasonably incidental thereto and Agent shall hold all Collateral, payments of principal and interest, fees (except the fees set forth in Sections 3.3(a) and 3.4), charges and collections (without giving effect to any collection days) received pursuant to this Agreement, for its benefit and the ratable benefit of Lenders. Agent may perform any of its duties hereunder by or through its agents or employees. As to any matters not expressly provided for by this Agreement (including collection of the Revolving Credit Notes) Agent shall not be required to exercise any discretion or take any action, but shall be required to act or to refrain from acting (and shall be fully protected in so acting or refraining from acting) upon the instructions of the Required Lenders, and such instructions shall be binding; provided, however, that Agent shall not be required to take any action which exposes Agent to liability or which is contrary to this Agreement or the Other Documents or Applicable Law unless Agent is furnished with an indemnification reasonably satisfactory to Agent with respect thereto.

14.2 Nature of Duties. Agent shall have no duties or responsibilities except those expressly set forth in this Agreement and the Other Documents. Neither Agent nor any of its officers, directors, employees or agents shall be (i) liable for any action taken or omitted by them as such hereunder or in connection herewith, unless caused by their gross (not mere) negligence or willful misconduct, or (ii) responsible in any manner for any recitals, statements, representations or warranties made by any Borrower or any officer thereof contained in this Agreement, or in any of the Other Documents or in any certificate, report, statement or other document referred to or provided for in, or received by Agent under or in connection with, any of the Loan Documents or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of any of the Loan Documents or for any failure of any Borrower to perform its obligations hereunder. Agent shall not be under any obligation to any Lender to ascertain or to inquire as to the observance or performance of any of the agreements contained in, or conditions of, any of the Loan Documents, or to inspect the properties, books or records of any Borrower. The duties of Agent as respects the Advances to Borrowers shall be mechanical and administrative in nature; Agent shall not have by reason of this Agreement a fiduciary relationship in respect of any Lender; and nothing in this Agreement, expressed or implied, is intended to or shall be so construed as to impose upon Agent any obligations in respect of this Agreement except as expressly set forth herein.

14.3 Lack of Reliance on Agent and Resignation.

 .

(72406.7} 001246-00024

(a) Independently and without reliance upon Agent or any other
Lender, each Lender has made and shall continue to make (i) its own independent investigation of the financial condition and affairs of each Borrower in connection with the making and the continuance of the Advances hereunder and the taking or not taking of any action in connection herewith, and (ii) its own appraisal of the creditworthiness of each Borrower. Agent shall have no duty or responsibility, either initially or on a continuing basis, to provide any Lender with any credit or other information with respect thereto, whether coming into its

r

possession before making of the Advances or at any time or times thereafter except as shall be provided by any Borrower pursuant to the terms hereof. Agent shall not be responsible to any Lender for any recitals, statements, information, representations or warranties herein or in any agreement, document, certificate or a statement delivered in connection with or for the execution, effectiveness, genuineness, validity, enforceability, collectibility or sufficiency of any of the Loan Documents, or of the financial condition of any Borrower, or be required to make any inquiry concerning either the performance or observance of any of the terms, provisions or conditions of this Agreement, the Revolving Credit Notes, the Other Documents or the financial condition of any Borrower, or the existence of any Event of Default or any Default.

(b) Agent may resign on sixty (60) days written notice to each of Lenders and Borrowing Agent and upon such resignation, the Required Lenders will promptly designate a successor Agent reasonably satisfactory to Borrowers. Any such successor Agent shall succeed to the rights, powers and duties of Agent, and the term "Agent" shall mean such successor agent effective upon its appointment, and the former Agent's rights, powers and duties as Agent shall be terminated, without any other or further act or deed on the part of such former Agent. After any Agent's resignation as Agent, the provisions of this Section l 4 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under this Agreement.

14.4 Certain Rights of Agent. If Agent shall request instructions from Lenders with respect to any act or action (including failure to act) in connection with this Agreement or any Other Document, Agent shall be entitled to refrain from such act or taking such action unless and until Agent shall have received instructions from the Required Lenders; and Agent shall not incur liability to any Person by reason of so refraining. Without limiting the foregoing, Lenders shall not have any right of action whatsoever against Agent as a result of its acting or refraining from acting hereunder in accordance with the instructions of the Required Lenders.

14.5 Reliance. Agent shall be entitled to rely, and shall be fully protected in relying, upon any note, writing, resolution, notice, statement, certificate, telex, teletype or telecopier message, cablegram, order or other document or telephone message believed by it to be genuine and correct and to have been signed, sent or made by the proper person or entity, and, with respect to all legal matters pertaining to this Agreement and the Other Documents and its duties hereunder, upon advice of counsel selected by it. Agent may employ agents and attorneys-in-fact and shall not be liable for the default or misconduct of any such agents or attorneys-in-fact selected by Agent with reasonable care.

14.6 Notice of Default. Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Event of Default hereunder or under the Other Documents, unless Agent has received notice from a Lender or a Borrower referring to this Agreement or the Other Documents, describing such Default or Event of Default and stating that such notice is a "notice of default." In the event that Agent receives such a notice, Agent shall give notice thereof to Lenders. Agent shall take such action with respect to such Default or Event of Default as shall be reasonably directed by the Required Lenders; provided, however, that, unless and until Agent shall have received such directions, Agent may (but shall not

{72406.7) 001246-00024

-

be obligated to) take such action, or refrain from taking such action, with respect to such Default or Event of Default as it shall deem advisable in the best interests of Lenders.

14.7 Indemnification. To the extent Agent is not reimbursed and indemnified by Borrowers, each Lender will reimburse and indemnify Agent in proportion to its respective portion of the Advances (or, if no Advances are outstanding, according to its Commitment Percentage), from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by or asserted against Agent in performing its duties hereunder, or in any way relating to or arising out of this Agreement or any Other Document; provided that, Lenders shall not be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from Agent's gross (not mere) negligence or willful misconduct.

14.8 Agent in its Individual Capacity. With respect to the obligation of Agent to lend under this Agreement, the Advances made by it shall have the same rights and powers hereunder as any other Lender and as if it were not performing the duties as Agent specified herein; and the term "Lender" or any similar term shall, unless the context clearly otherwise indicates, include Agent in its individual capacity as a Lender. Agent may engage in business with any Borrower as if it were not performing the duties specified herein, and may accept fees and other consideration from any Borrower for services in connection with this Agreement or otherwise without having to account for the same to Lenders.

14.9 Delivery of Documents. To the extent Agent receives financial statements required under Sections 9.7, 9.8, and 9.9 from any Borrower pursuant to the terms of this Agreement, Agent will promptly furnish such documents and information to Lenders.

14.10 Borrowers' Undertaking to Agent. Without prejudice to their respective obligations to Lenders under the other provisions of this Agreement, each Borrower hereby undertakes with Agent to pay to Agent from time to time on demand all amounts from time to time due and payable by it for the account of Agent or Lenders or any of them pursuant to this Agreement to the extent not already paid. Any payment made pursuant to any such demand shall pro tanto satisfy the relevant Borrower's obligations to make payments for the account of Lenders or the relevant one or more of them pursuant to this Agreement.

SECTION 15. CO-BORROWER PROVISIONS.

15.1 Borrowing Agency: Joint and Several Liability.

(a) Each Borrower hereby irrevocably designates Borrowing
Agent to be its attorney and agent and in such capacity to borrow, sign and endorse notes, and execute and deliver all instruments, documents, writings and further assurances now or hereafter required hereunder, on behalf of such Borrower or Borrowers, and hereby authorizes Agent to pay over or credit all loan proceeds hereunder in accordance with the request of Borrowing Agent.

(b) The handling of this credit facility as a co-borrowing facility with a borrowing agent in the manner set forth in this Agreement is solely as an accommodation to Borrowers and at their request. In order to utilize the financial powers of each Borrower in the most efficient and economical manner, and in order to facilitate the financing of each Borrower's needs, Lenders will, at the request of the Borrowing Agent, make Advances and other financial accommodations to all Borrowers on a combined basis and in

{72406.7} 001246-00024
accordance with the provisions set forth in this Agreement. Borrowers acknowledge that their business is a mutual and collective enterprise and Borrowers believe that the consolidation of all Advances and other financial accommodations under this Agreement will enhance the aggregate borrowing powers of each Borrower and ease the administration of their loan relationship with Lenders, all to the mutual advantage of Borrowers. Agent's and Lenders' willingness to extend credit to Borrowers pursuant to the terms hereof and to administer each Borrower's portion of the Collateral therefor, on a combined basis as more fully set forth in this Agreement, is done solely as an accommodation to Borrowers, at their request and in furtherance of their mutual and collective enterprise. To induce Agent and Lenders to do so and in consideration thereof, each Borrower hereby indemnifies Agent and each Lender and holds Agent and each Lender harmless from and against any and all liabilities, expenses, losses, damages and claims of damage or injury asserted against Agent or any Lender by any Person arising from or incurred by reason of the handling of the financing arrangements of Borrowers as provided herein, reliance by Agent or any Lender on any request or instruction from Borrowing Agent or any other action taken by Agent or any Lender with respect to this Section 15.1 except due to willful misconduct or gross (not mere) negligence by the indemnified party.

(c) All Obligations shall be joint and several, and each Borrower shall make payment upon the maturity of the Obligations by acceleration or otherwise, and such obligation and liability on the part of each Borrower shall in no way be affected by any extensions, renewals and forbearance granted to Agent or any Lender to any Borrower, failure of Agent or any Lender to give any Borrower notice of borrowing or any other notice, any failure of Agent or any Lender to pursue or preserve its rights against any Borrower, the release by Agent or any Lender of any Collateral now or thereafter acquired from any Borrower, and such agreement by each Borrower to pay upon any notice issued pursuant thereto is unconditional and unaffected by prior recourse by Agent or any Lender to the other Borrowers or any Collateral for such Borrower's Obligations or the lack thereof.

,~

(d) Each Borrower's joint and several liability hereunder with respect to the Advances and other Obligations shall, to the fullest extent permitted by Applicable Law, be unconditional irrespective of (i) the validity, enforceability, avoidance or subordination of any of the Obligations or of any promissory note or other document evidencing all or any part of the Obligations, (ii) the absence of any attempt to collect any of the Obligations from any other Borrower or Guarantor or any Collateral or other security therefor, or the absence of any other action to enforce the same, (iii) the waiver, consent, extension, forbearance or granting of any indulgence by Agent or any Lender with respect to any of the Obligations or any instrument or agreement evidencing or securing the payment of any of the Obligations, or any other agreement now or hereafter executed by any other Borrower and delivered to Agent or any Lender, (iv) the failure by Lender to take any steps to perfect or maintain the perfected status of its security interest in or Lien upon, or to preserve its rights to, any of the Collateral or other security for the payment or performance of any of the Obligations, or Agent's or any Lender's release of any Collateral or of its Liens upon any Collateral, (v) Agent's or any Lenders' election, in any proceeding instituted under the Bankruptcy Code, for the application of Section 111 l(b)(2) of the Bankruptcy Code, (vi) any borrowing or grant of a security interest by any other Borrower, as debtor-in-possession under Section 364 of the Bankruptcy Code, (vii) the release or compromise, in whole or in part, of the liability of any Borrower or Guarantor for the payment of any of the Obligations, (viii) any amendment or modification of any of the Loan Documents or waiver of any Default or Event of Default thereunder, (ix) any increase in the amount of the Obligations beyond any limits imposed herein or in the amount of any interest, fees or other charges payable in connection therewith, or any decrease in the same, (x) the disallowance of all or any portion of Lender's claims for the repayment of any of the Obligations under Section 502 of the Bankruptcy Code, or (xi) any other circumstance that might constitute a legal or equitable discharge or defense of any Borrower and

{72406.7} 001246-00024

Guarantor. At any time an Event of Default exists, Lender may proceed directly and at once, without notice to any Borrower or Guarantor, against any or all of Borrowers or Guarantors to collect and recover all or any part of the Obligations, without first proceeding against any other Borrower or Guarantor or against any Collateral or other security for the payment or performance of any of the Obligations, and each Borrower waives any provision that might otherwise require Agent or any Lender under Applicable Law to pursue or exhaust its remedies against any Collateral or any other Borrower or Guarantor before pursuing such Borrower. Each Borrower consents and agrees that Agent and any Lender shall be under no obligation to marshal! any assets in favor of any Borrower or Guarantor or against or in payment of any or all of the Obligations.

(e) Each Borrower is unconditionally obligated to repay the Obligations as a joint and several obliger under this Agreement. If, as of any date, the aggregate amount of payments made by a Borrower on account of the Obligations and proceeds of such Borrower's Collateral that are applied to the Obligations exceeds the aggregate amount of Advances actually used by such Borrower in its business (such excess amount being referred to as an "Accommodation Payment"), then each of the other Borrowers shall be obligated to make contribution to such Borrower (the "Paying Borrower") in an amount equal to (A) the product derived by multiplying the sum of each Accommodation Payment of each Borrower by the Allocable Percentage of the Borrower from whom contribution is sought less
(B) the amount, if any, of the then outstanding Accommodation Payment of such Contributing Borrower (such last mentioned amount which is to be subtracted from the aforesaid product to be increased by any amounts theretofore paid by such Contributing Borrower by way of contribution hereunder, and to be decreased by any amounts theretofore received by such Contributing Borrower by way of contribution hereunder); provided, however, that a Paying Borrower's recovery of contribution hereunder from the other Borrowers shall be limited to that amount paid by the Paying Borrower in excess of its Allocable Percentage of all Accommodation Payments then outstanding of all Borrowers. As used herein, the term "Allocable Percentage" shall mean, on any date of determinations thereof, a fraction the denominator of which shall be equal to the number of Borrowers who are parties to this Agreement on such date and the numerator of which shall be 1; provided, however, that such percentages shall be modified in the event that contribution from a Borrower is not possible by reason of insolvency, bankruptcy or otherwise by reducing such Borrower's Allocable Percentage equitably and by adjusting the Allocable Percentage of the other Borrowers proportionately so that the Allocable Percentages of all Borrowers at all times equals 100%.

15.2 Subordination. Each Borrower expressly subordinates and postpones the exercise of any and all rights of subrogation, reimbursement, indemnity, exoneration, contribution of any other claim that such Borrower may now or hereafter have against the other Borrowers or other Person directly or contingently liable for the Obligations hereunder, or against or with respect to the other Borrowers' property (including any property which is Collateral for the Obligations), arising from the existence or performance of this Agreement, until termination of this Agreement and repayment in full of the Obligations.

SECTION 16. MISCELLANEOUS,

16.1 Governing Law: Process. This Agreement shall be governed by and construed in accordance with the laws of the State of Georgia applied to contracts to be performed wholly within the State of Georgia. Any judicial proceeding brought by or against any Borrower with respect to any. of the Obligations, this Agreement or any related agreement may be brought in any court of competent jurisdiction in the State of Georgia, United States of America, and, by execution and delivery of this Agreement, each Borrower accepts for itself and in connection with its properties, generally and unconditionally,

{72406.7} 00 1 246-00024
the non-exclusive jurisdiction of the aforesaid courts, and irrevocably agrees to be bound by any judgment rendered thereby in connection with this Agreement. Each Borrower hereby waives personal service of any and all process upon it and consents that all such service of process may be made by registered mail (return receipt requested) directed to Borrowing Agent at its address set forth in Section 16.6 and service so made shall be deemed completed five (5) days after the same shall have been so deposited in the mails of the United States of America, or, at the Agent's and/or any Lender's option, by service upon Borrowing Agent which each Borrower irrevocably appoints as such Borrower's Agent for the purpose of accepting service within the State of Georgia. Nothing herein shall affect the right to serve process in any manner permitted by law or shall limit the right of Agent or any Lender to bring proceedings against any Borrower in the courts of any other jurisdiction. Each Borrower waives any objection to jurisdiction and venue of any action instituted hereunder and shall not assert any defense based on lack of jurisdiction or venue or based upon forum non convenient. Any judicial proceeding by any Borrower against Agent or any Lender involving, directly or indirectly, any matter or claim in any way arising out of, related to or connected with this Agreement or any related agreement, shall be brought only in a federal or state court located in the County of Cobb, State of Georgia.

16.2 Entire Understanding.

 .

(a) This Agreement and the documents executed concurrently herewith contain the entire understanding between each Borrower, Agent and each Lender and supersedes all prior agreements and understandings, if any, relating to the subject matter hereof. Any promises, representations, warranties or guarantees not herein contained and hereinafter made shall have no force and effect unless in writing, signed by each Borrower's, Agent's and each Lender's respective officers. Neither this Agreement nor any portion or provisions hereof may be changed, modified, amended, waived, supplemented, discharged, cancelled or terminated orally or by any course of dealing, or in any manner other than by an agreement in writing, signed by the party to be charged. Each Borrower acknowledges that it has been advised by counsel in connection with the execution of this Agreement and Other Documents and is not relying upon oral representations or statements inconsistent with the terms and provisions of this Agreement.

(b) The Required Lenders, Agent with the consent in writing of the Required Lenders, and Borrowers may, subject to the provisions of this
Section 16.2(b), from time to time enter into written supplemental agreements to this Agreement or any of the Other Documents executed by Borrowers, for the purpose of adding or deleting any provisions or otherwise changing, varying or waiving in any manner the rights of Lenders, Agent or Borrowers thereunder or the conditions, provisions or terms thereof of waiving any Event of Default thereunder, but only to the extent specified in such written agreements; provided, however, that no such supplemental agreement shall, without the consent of all Lenders:

(i) increase the Commitment Percentage of any Lender;

(ii) extend the maturity of any Revolving Credit Note or the due date for any amount payable hereunder, or decrease the rate of interest or reduce any fee payable by Borrowers to Lenders pursuant to this Agreement;

(iii) alter the definition of the term Required Lenders or alter, amend or modify this Section 16.2(b);

(iv) release any Collateral during any calendar year (other than in accordance with the provisions of this Agreement) having an aggregate value in excess of $1,000,000;

(72406.7} 001246-00024

(v) change the rights and duties of Agent;

(vi) increase the Maximum Revolving Advance Amount or permit any Out-of-Formula Loan to be made if after giving effect thereto the total of Revolving Advances outstanding hereunder would exceed the Formula Amount for more than sixty (60) consecutive Business Days or exceed one hundred and ten percent (110%) of the Formula Amount; or

(vii) Increase the Advance Rates above the Advance Rates in effect on the Closing Date.



Any such supplemental agreement shall apply equally to each Lender and shall be binding upon Borrowers, Lenders and Agent and all future holders of the Obligations. In the case of any waiver, Borrowers, Agent and Lenders shall be restored to their former positions and rights, and any Event of Default waived shall be deemed to be cured and not continuing, but no waiver of a specific Event of Default shall extend to any subsequent Event of Default (whether or not the subsequent Event of Default is the same as the Event of Default which was waived), or impair any right consequent thereon.

In the event that Agent requests the consent of a Lender pursuant to this Section 16.2 and such Lender shall not respond or reply to Agent in writing within ten (10) days of delivery of such request, such Lender shall be deemed to have consented to matter that was the subject of the request. In the event that Agent requests the consent of a Lender pursuant to this Section 16.2 and such consent is denied, then PNC may, at its option, require such Lender to assign its interest in the Advances to PNC or to another Lender or to any other Person designated by the Agent (the "Designated Lender"), for a price equal to the then outstanding principal amount thereof plus accrued and unpaid interest and fees due such Lender, which interest and fees shall be paid when collected from Borrower. In the event PNC elects to require any Lender to assign its interest to PNC or to the Designated Lender, PNC will so notify such Lender in writing within forty five (45) days following such Lender's denial, and such Lender will assign its interest to PNC or the Designated Lender no later than five (5) days following receipt of such notice pursuant to a Commitment Transfer Supplement executed by such Lender, PNC or the Designated Lender, as appropriate, and Agent.

16.3 Successors and Assigns: Participations: New Lenders.

(a) This Agreement shall be binding upon and inure to the benefit of Borrowers, Agent, each Lender, all future holders of the Obligations and their respective successors and assigns, except that no Borrower may assign or transfer any of its rights or obligations under this Agreement without the prior written consent of Agent and each Lender.

(b) Each Borrower acknowledges that in the regular course of commercial banking business one or more Lenders may at any time and from time to time sell participating interests in the Advances to other financial institutions (each such Participant or purchaser of a participating interest, a "Participant"). Each Participant may exercise all rights of payment (including rights of set-off) with respect to the portion of such Advances held by it or other Obligations payable hereunder as fully as if such Participant were the direct holder thereof provided that Borrowers shall not be required to pay to any Participant more than the amount which it would have been required to pay to Lender which granted an interest in its Advances or other Obligations payable hereunder to such Participant had such Lender retained such interest in the Advances hereunder or other Obligations payable hereunder and in no event shall

{72406.7} 001246-00024
nothing contained herein shall prohibit or restrict PNC from assigning any of its rights and obligations under the Loan Document to any other Person after the Closing Date. Upon such execution, delivery, acceptance and recording, from and after the transfer effective date determined pursuant to such Commitment Transfer Supplement, (i) Eligible Assignee thereunder shall be a party hereto and, to the extent provided in such Commitment Transfer Supplement, have the rights and obligations of a Lender thereunder with a Commitment Percentage as set forth therein, and (ii) the transferor Lender thereunder shall, to the extent provided in such Commitment Transfer Supplement, be released from its obligations under this Agreement, the Commitment Transfer Supplement creating a novation for that purpose. Such Commitment Transfer Supplement shall be deemed to amend this Agreement to the extent, and only to the extent, necessary to reflect the addition of such Eligible Assignee and the resulting adjustment of the Commitment Percentages arising from the purchase by such Eligible Assignee of all or a portion of the rights and obligations of such transferor Lender under this Agreement and the Other Documents. Borrowers hereby consent to the addition of such Eligible Assignee and the resulting adjustment of the Commitment Percentages arising from the purchase by such Eligible Assignee of all or a portion of the rights and obligations of such transferor Lender under this Agreement and the Other Documents. Borrowers shall execute and deliver such further documents and do such further acts and things in order to effectuate the foregoing.

(d) Agent shall maintain at its address a copy of each Commitment Transfer Supplement delivered to it and a register (the "Register") for the recordation of the names and addresses of the Advances owing to each Lender from time to time. The entries in the Register shall be conclusive, in the absence of manifest error, and Borrowers, Agent and Lenders may treat each Person whose name is recorded in the Register as the owner of the Advance recorded therein for the purposes of this Agreement. The Register shall be available for inspection by Borrowers or any Lender at any reasonable time and from time to time upon reasonable prior notice. Agent shall receive a fee in the amount of $3,500 payable by the applicable Eligible Assignee upon the effective date of each transfer or assignment to such Eligible Assignee.

(e) Borrowers authorize each Lender to disclose to any Participant or Eligible Assignee and any prospective Participant or Eligible Assignee any and all financial information in such Lender's possession concerning Borrowers which has been delivered to such Lender by or on behalf of Borrowers pursuant to this Agreement or in connection with such Lender's credit evaluation of Borrowers.

16.4 Application of Payments. Agent shall have the continuing and exclusive right to apply or reverse and re-apply any payment and any and all proceeds of Collateral to any portion of the Obligations. To the extent that any Borrower makes a payment or Agent or any Lender receives any payment or proceeds of the Collateral for any Borrower's benefit, which are subsequently invalidated, declared to be fraudulent or preferential, set aside or required to be repaid to a trustee, debtor in possession, receiver, custodian or any other party under any bankruptcy law, common law or equitable cause, then, to such extent, the Obligations or part thereof intended to be satisfied shall be revived and continue as if such payment or proceeds had not been received by Agent or such Lender.

16.5 Indemnity. Each Borrower shall indemnify Agent, each
Lender and each of their respective officers, directors, Affiliates, employees and agents from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses and disbursements of any kind or nature whatsoever (including fees and disbursements of counsel) which may be imposed on, incurred by, or asserted against Agent or any Lender in any litigation, proceeding or investigation instituted or conducted by any Governmental Body or any other Person with respect to any aspect of, or any transaction contemplated by, or referred to in, or any matter related to, any of the Loan Documents, whether or not Agent

{72406.7} 001246-00024
or any Lender is a party thereto, except to the extent that any of the foregoing arises out of the willful misconduct of the party being indemnified.

16.6 Notice. Any notice or request hereunder may be given to any Borrower or to Agent or any Lender at their respective addresses set forth below or at such other address as may hereafter be specified in a notice designated as a notice of change of address under this Section. Any notice or request hereunder shall be given by (a) hand delivery, (b) overnight courier, (c) registered or certified mail, return receipt requested, (d) telex or telegram, subsequently confirmed by registered or certified mail, or (e) telecopy to the number set out below (or such other number as may hereafter be specified in a notice designated as a notice of change of address) with electronic confirmation of its receipt. Any notice or other communication required or permitted pursuant to this Agreement shall be deemed given (a) when personally delivered to any officer of the party to whom it is addressed, (b) on the earlier of actual receipt thereof or three (3) days following posting thereof in the U.S. Mail by certified or registered mail, postage prepaid, or (c) upon actual receipt thereof when sent by a recognized overnight delivery service or (d) upon actual receipt thereof when sent by telecopier to the number set forth below with electronic confirmation of its receipt, in each case addressed to each party at its address set forth below or at such other address as has been furnished in writing by a party to the other by like notice:

(A) If to Agent or

PNC at:

with a copy to:

PNC Bank, National Association
Two PNC Plaza
620 Liberty Avenue
18th Floor
Pittsburgh, Pennsylvania 15222
Attention: Richard F. Muse, Jr.
Telephone: (412) 762-4471
Telecopier: (412) 768-4369

Parker, Hudson, Rainer & Dobbs LLP
1500 Marquis Two Tower
285 Peachtree Center Avenue, N.E.
Atlanta, Georgia 30303
Attention: C. Edward Dobbs, Esq.
Telephone: (404) 523-5300
Telecopier: (404) 522-8409

	(B)	If to a Lender other than Agent, as specified on the signature pages hereof

	(C)	If to Borrowing Agent

or any Borrower, at: Reptron Electronics, Inc.
14401 McCormick Drive
Tampa, Florida 33626
Attention: President
Telephone: (813) 855-4656
Telecopier: (813) 855-1697




with a copy to:

William Elson,Esq.

Suite 2960
3000 Town Center
Southfield, Michigan 48075
Telephone: (248) 353-6850
Telecopier: (248) 358-4425

16.7 Survival. The obligations of Borrowers under Sections

2.2(f), 3.7,3.8, 3.9, 4.19(h),
14.7 and 16.5 shall survive termination of this Agreement and the Other Documents and payment in full of the Obligations.

16.8 Severability. If any part of this Agreement is contrary to, prohibited by, or deemed invalid under Applicable Law or regulations, such provision shall be inapplicable and deemed omitted to the extent so contrary, prohibited or invalid, but the remainder hereof shall not be invalidated thereby and shall be given effect so far as possible.

16.9 Expenses. All costs and expenses including reasonable attorneys' fees (including the allocated costs of in house counsel) and disbursements incurred by Agent, Agent on behalf of Lenders and Lenders
(a) in all efforts made to enforce payment of any Obligation or effect collection of any Collateral, (b) in connection with the entering into, modification, amendment, administration and enforcement of this Agreement or any consents or waivers hereunder and all related agreements, documents and instruments, (c) in instituting, maintaining, preserving, enforcing and foreclosing on Agent's security interest in or Lien on any of the Collateral, whether through judicial proceedings or otherwise, (d) in defending or prosecuting any actions or proceedings arising out of or relating to Agent's or any Lender's transactions with any Borrower, or (e) in connection with any advice given to Agent or any Lender with respect to its rights and obligations under this Agreement and all related agreements, may be charged to Borrowers' Account and shall be part of the Obligations.

16.10 Injunctive Relief. Each Borrower recognizes that, in the event any Borrower fails to perform, observe or discharge any of its obligations or liabilities under this Agreement, any remedy at law may prove to be inadequate relief to Lenders; therefore, Agent, if Agent so requests, shall be entitled to temporary and permanent injunctive relief in any such case without the necessity of proving that actual damages are not an adequate remedy.

16.11 Consequential Damages. Neither Agent nor any Lender, nor any agent or attorney for any of them, shall be liable to any Borrower for consequential damages arising from any breach of contract, tort or other wrong relating to the establishment, administration or collection of the Obligations.

16.12 Captions. The captions at various places in this Agreement are intended for convenience only and do not constitute and shall not be interpreted as part of this Agreement.

16.13 Counterparts; Telecopied Signatures. This Agreement may be executed in any number of and by different parties hereto on separate counterparts, all of which, when so executed, shall be deemed an original, but all such counterparts shall constitute one and the same agreement. Any signature delivered by a party by facsimile transmission shall be deemed to be an original signature hereto.

(72406.7} 001246-00024

- 72 -



16.14 Construction. The parties acknowledge that each party and its counsel have reviewed this Agreement and that the normal rule of construction to the effect that any ambiguities are to be resolved against the drafting party shall not be employed in the interpretation of this Agreement or any amendments, schedules or exhibits thereto.

16.15 Confidentialiy: Sharing Information.

(a) Agent, each Lender and each Participant shall hold all non-public information obtained by Agent, such Lender or such Participant pursuant to the requirements of this Agreement in accordance with Agent's, such Lender's and such Participant's customary procedures for handling confidential information of this nature; provided, however, Agent, each Lender and each Participant may disclose such confidential information (a) to its examiners, affiliates, outside auditors, counsel and other professional advisors, (b) to Agent, any Lender or to any prospective Participants and Eligible Assignees, and (c) as required or requested by any Governmental Body or representative thereof or pursuant to legal process; provided, further that (i) unless specifically prohibited by Applicable Law or court order, Agent, each Lender and each Participant shall use its best efforts prior to disclosure thereof, to notify the applicable Borrower of the applicable request for disclosure of such non-public information (A) by a Governmental Body or representative thereof (other than any such request in connection with an examination of the financial condition of a Lender or a Participant by such Governmental
Body) or (B) pursuant to legal process and (ii) in no event shall Agent, any Lender or any Participant be obligated to return any materials furnished by any Borrower other than those documents and instruments in possession of Agent or any Lender in order to perfect its Lien on the Collateral once the Obligations have been paid in full and this Agreement has been terminated.

(b) Borrower acknowledges that from time to time financial advisory, investment banking and other services may be offered or provided to such Borrower or one or more of its Affiliates (in connection with this Agreement or otherwise) by any Lender or by one or more Subsidiaries or Affiliates of such Lender and each Borrower hereby authorizes each Lender to share any information delivered to such Lender by such Borrower and its Subsidiaries pursuant to this Agreement, or in connection with the decision of such Lender to enter into this Agreement, to any such Subsidiary or Affiliate of such Lender, it being understood that any such Subsidiary or Affiliate of any Lender receiving such information shall be bound by the provision of Section l 6.15 as if it were a Lender hereunder. Such authorization shall survive the repayment of the other Obligations and the termination of the Loan Agreement.

16.16 Publicity. Each Borrower and each Lender hereby authorizes Agent to make appropriate announcements of the financial arrangement entered into among Borrowers, Agent and Lenders, including announcements which are commonly known as tombstones, in such publications and to such selected parties as Agent shall in its sole and absolute discretion deem appropriate.

16.17 Acknowledgment. The parties hereto acknowledge that this Agreement is intended (i) to act as a "Credit Support Document" (as defined in the 1992 ISDA Master Agreement (together with any and all schedules, annexes, confirmations and amendments relating thereto or any successor ISDA agreement, the "Master Agreement")) with respect to each party and is made part of the Schedule to said Master Agreement by and between or which may be entered into by and between some of the parties hereto, and (ii) as a "transfer" under a swap agreement, made by or to a swap participant, in connection with a swap agreement within the meaning of U.S. Bankruptcy Code Section 546(g).

{72406.7} 001246-00024

- 73 -



16.18 Designated Senior Indebtedness. All of the Obligations of the Borrowers under this Agreement and the Other Documents are intended to be and are hereby expressly designated as "Designated Senior Indebtedness" as such term is used in the Indenture. It is the intent hereof that all of the Subordinated Indebtedness arising under or pursuant to the Indenture shall be subordinated in accordance with the provisions thereof to the full and final payment of the Obligations.

Each of the parties has executed and delivered this Agreement in Atlanta, Georgia as of the day and year first above written.



REPTRON ELECTRONICS, INC.

By: /s/ M. Branca
Michael Branch, Chief Financial Officer

corporate SEAL

14401 McCormick Drive
Tampa, Florida 33626
Telecopier: (813) 855-1697

REPTRON ELECTRONICS OF PA, INC.

By: /s/ M. Branca

Michael Branca, Vice President and Chief Financial Officer

[CORPORATE SEAL]

14401 McCormick Drive
Tampa, Florida 33626
Telecopier: (813) 855-1697



LAKE SUPERIOR MERGER CORPORATION

By: /s/ M. Branca
Michael Branca, Vice President and
Chief Financial Officer

[CORPORATE SEAL ]

14401 McCormick Drive
Tampa, Florida 33626
Telecopier: (813) 855-1697

HIBBING ELECTRONICS CORPORATION

By: /s/ M. Branca
Michael Branca, Vice President and Chief Financial Officer

[CORPORATE SEAL ]

3125 East 14th Avenue
Hibbing, Minnesota 55746
Telecopier: (218) 263-8970

PNC BANK, NATIONAL ASSOCIATION, as
Lender and as Agent
By: /s/ Richard F. Muse Jr.
Name: Richard F. Muse Jr.
Title: Vice President

Telecopier: (412) 768-4369

Commitment Percentage: 100%
















                                Exhibit 21.0

















Reptron Electronics of PA, Inc.
Lake Superior Merger Corporation
Hibbing Electronics Corporation































                                       EXHIBIT 23.1





















           CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have issued our reports dated February 5, 1999, accompanying the consolidated financial statements and schedule of Reptron Electronics, Inc., that are included in the Company's form 10-K for the year ended December 31, 1998. We hereby consent to the incorporation by reference of said reports in the Registration Statement of Reptron Electronics, Inc., on Form S-8 (File No. 33-87854, effective December 22, 1994).

GRANT THORNTON LLP

Tampa, Florida
February 5, 1999