Form 10-Q
period 1999-03-31
REPTRON ELECTRONICS INC
filed 1999-05-14
CIK 918765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                     FORM 10-Q

     (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31,1999

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                              -----------    -----------
Commission File Number 0 - 23426
                       ---------
                        REPTRON ELECTRONICS, INC.
          -----------------------------------------------------
         (Exact name of registrant as specified in its charter)

Florida                                               38-2081116
---------------------------------      -----------------------------------
State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization

  14401 McCormick Drive, Tampa, Florida                         33626
------------------------------------------                    --------
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (813) 854-2351
                                                    --------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X    No
                           ------     ------
6,147,119 shares of common stock issued and outstanding as of May 10, 1999.
---------                                                     -------------











                            REPTRON ELECTRONICS, INC.


                                        INDEX




                                                                      Page
PART I. FINANCIAL INFORMATION                                        Number
                                                                     ------
        Item 1. Financial Statements

                Consolidated Statements of Operations - Three
                months ended March 31, 1999 and March 31, 1998          3

                Consolidated Balance Sheets -- March 31, 1999
                and December 31, 1998                                   4

                Consolidated Statement of Shareholders' Equity
                -- Three months ended March 31, 1999 and year
                ended December 31, 1998                                 5

                Consolidated Statements of Cash Flows - Three
                months ended March 31, 1999 and March 31, 1998          6

                Notes to Consolidated Financial Statements -
                March 31, 1999                                          7

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     9


PART II. OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K                       12


Signatures                                                             13



















 PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements

                            REPTRON ELECTRONICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)


                                                                          Three months ended
                                                                               March 31,
                                                                              (Unaudited)
                                                                         --------    --------
                                                                           1999         1998
                                                                         --------     --------
Net sales                                                              $   77,384   $   70,836
Cost of goods sold                                                         67,299       59,363
                                                                        ---------    ---------
    Gross profit                                                           10,085       11,473

Selling, general and administrative expenses                               12,614       10,734
                                                                        ---------    ---------
    Operating income (loss)                                                (2,529)         739

Interest expense, net                                                       2,142        1,862
                                                                        ---------    ---------
    Loss before income taxes                                               (4,671)      (1,123)

Income tax benefit                                                         (1,794)        (622)
                                                                        ---------    ---------
    Net loss                                                           $   (2,877)  $     (501)
                                                                        =========    =========
    Net loss per common share - basic                                  $    (0.47)  $    (0.08)
                                                                        =========    =========

Weighted average common shares outstanding - basic                      6,147,119    6,088,477
                                                                        =========    =========
    Net loss per common share - diluted                                $    (0.47)  $    (0.08)
                                                                        =========    =========
Weighted average common stock equivalent
   shares outstanding - diluted                                         6,147,119    6,088,477
                                                                        =========    =========

















        The accompanying notes are an integral part of these financial statements

                              REPTRON ELECTRONICS, INC.
                             CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share data)

                                         ASSETS
                                                         (Unaudited)
                                                           March 31,    December 31,
                                                             1999          1998
                                                         -----------    ------------
CURRENT ASSETS
  Cash and cash equivalents                               $  4,682       $  10,065
  Accounts receivable - trade, less allowances
    for doubtful accounts of $483 and $350, respectively    46,442          49,503
  Inventories                                               69,315          69,331
  Prepaid expenses and other current assets                  7,085           9,296
  Deferred tax benefit                                       4,090           2,295
                                                           -------         -------
     Total current assets                                  131,614         140,490

PROPERTY, PLANT & EQUIPMENT - AT COST, NET                  37,397          38,273
EXCESS OF COST OVER NET ASSETS ACQUIRED, NET                25,281          25,527
OTHER ASSETS                                                 5,397           5,794
                                                           -------         -------
TOTAL ASSETS                                              $199,689        $210,084
                                                           =======         =======
                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                $ 23,056        $ 25,542
  Current portion of long-term obligations                   4,731           3,866
  Accrued expenses                                           5,204           9,183
  Deferred revenue                                              60              70
                                                           -------         -------
     Total current liabilities                              33,051          38,661

LONG-TERM OBLIGATIONS, less current portion                127,389         129,297
COMMITMENTS AND CONTINGENCIES                                    -               -
SHAREHOLDERS' EQUITY
  Preferred Stock - authorized 15,000,000 shares
   of $.10 par value; no shares issued                           -               -
  Common Stock - authorized 50,000,000 shares
   of $.01 par value; issued and outstanding,
   6,147,119 and 6,147,119 shares, respectively                 61              61
  Additional paid-in capital                                21,676          21,676
  Retained earnings                                         17,512          20,389
                                                           -------         -------
TOTAL SHAREHOLDERS' EQUITY                                  39,249          42,126
                                                           -------         -------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                $199,689        $210,084
                                                           =======         =======








      The accompanying notes are an integral part of these financial statements

                            REPTRON ELECTRONICS, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (In thousands, except share data)


                                         Common Stock
                                     --------------------    Additional                       Total
                                        Shares      Par       Paid-In        Retained      Shareholders'
                                      Outstanding   Value      Capital       Earnings         Equity
                                      -----------   -----     ----------     --------      -------------
Balance at December 31, 1997           6,088,369    $61       $21,378        $ 33,536        $ 54,975

Exercise of stock options                 58,750      -           298               -             298
Net loss                                       -      -             -         (13,147)        (13,147)
                                       ---------     --        ------         -------         -------
Balance at December 31, 1998           6,147,119     61        21,676          20,389          42,126

Net loss (Unaudited)                           -      -             -          (2,877)         (2,877)
                                       ---------     --        ------         -------         -------
Balance at March 31, 1999 (Unaudited)  6,147,119    $61       $21,676        $ 17,512        $ 39,249
                                       =========     ==        ======         =======         =======



































         The accompanying notes are an integral part of these financial statements

                             REPTRON ELECTRONICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)

                                                                       Three months ended
                                                                            March 31,
                                                                           (Unaudited)
                                                                       1999          1998
                                                                     --------      --------
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
  Net loss                                                           $ (2,877)     $   (501)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                     2,624         2,208
      Deferred income taxes                                            (1,795)            -
      Change in assets and liabilities:
          Accounts receivable - trade                                   3,061         5,058
          Inventories                                                      16            14
          Prepaid expenses and other assets                             2,211         1,450
          Other assets                                                   (253)         (511)
          Accounts payable - trade                                     (2,486)       (1,891)
          Accrued expenses                                             (3,979)       (2,971)
          Deferred revenue                                                (10)           (6)
                                                                      -------       -------
              Net cash provided by (used in) operating activities      (3,488)        2,850

Cash flows from investing activities:
Purchases of property, plant and equipment                               (621)       (1,210)
  Proceeds from sale of property, plant and equipment                      89             -
                                                                      -------       -------
              Net cash used in investing activities                      (532)       (1,210)

Cash flows from financing activities:
  Proceeds from exercise of stock options                                   -            11
  Proceeds from long-term obligations                                   8,000             -
  Payments on long-term obligations                                    (9,363)       (1,006)
                                                                      -------       -------
               Net cash used in financing activities                   (1,363)         (995)
                                                                      -------       -------
               Net decrease in cash and cash equivalents               (5,383)          645
Cash and cash equivalents at beginning of period                       10,065        55,135
                                                                      -------       -------
Cash and cash equivalents at end of period                           $  4,682      $ 55,780
                                                                      =======       =======

Supplemental cash flow information:
  Interest paid                                                      $  2,744      $  3,615
                                                                      =======       =======
  Income taxes paid                                                  $      -      $      -
                                                                      =======       =======

Non cash investing and financing activities:
Reptron incurred approximately $320 of obligations under capital leases for acquisition of equipment during the period ended March 31, 1999.  No capital leases were entered into during the three month period ended
March 31, 1998.




          The accompanying notes are an integral part of these financial statements

                               REPTRON ELECTRONICS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    MARCH 31, 1999
                                      (Unaudited)

NOTE A -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. The consolidated financial statements as of March 31, 1999 and for the three months ended March 31, 1999 and March 31, 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the 1998 Form 10-K.

NOTE B --  INVENTORIES

Inventories consist of the following (in thousands):

                                         March 31,     December 31,
                                           1999           1998
                                        ----------     ------------
   Reptron Distribution:
      Inventories                        $36,715        $37,026

   K-Byte Manufacturing:
      Work in process                     10,931          9,043
      Raw Materials                       21,669         23,262
                                          ------         ------
                                         $69,315        $69,331
                                          ======         ======
























                           REPTRON ELECTRONICS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 31, 1999
                                   (Unaudited)

NOTE C--  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Reptron has two industry segments: Distribution and Contract Manufacturing. Distribution purchases a wide variety of electronic components, including semiconductors, passive products and electromechanical components, for distribution to manufacturers and wholesalers located in the United States. Reptron Distribution's customers are in diverse industries including robotics, telecommunications, computers and computer peripherals, consumer electronics, healthcare, industrial controls and contract manufacturing. Contract Manufacturing manufactures electronic products according to customer design, for primarily customers in the telecommunications, healthcare, industrial/instrumentation, banking and office products industries.

The following table shows net sales and gross profit by industry segments for the three months ended March 31, 1999 and March 31, 1998.


                                                  Three months ended
                                                       March 31,
                                                     (in thousands)
                                                 --------    --------
                                                   1999        1998
                                                 --------    --------
   Net Sales
     Distribution                                $39,506      $40,321
     Contract Manufacturing                       37,878       30,515
                                                  ------       ------
                                                 $77,384      $70,836
                                                  ======       ======
   Gross Profit
     Distribution                                $ 6,601      $ 7,798
     Contract Manufacturing                        3,484        3,675
                                                  ------       ------
                                                 $10,085      $11,473
                                                  ======       ======


NOTE D --  SUBSEQUENT EVENT

On May 13, 1999, Reptron announced the repurchase of $25.0 million of Reptron's convertible subordinated bonds at a cost of approximately $10.4 million, generating a net after tax extraordinary gain of $8.2 million or $1.34 per share.

















                                       8
                            REPTRON ELECTRONICS, INC

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This document contains certain forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended. Factors that could cause actual results to differ materially include the following: business conditions and growth in Reptron's industry and in the general economy; competitive factors; risks due to shifts in market demand; the ability of Reptron to complete acquisitions; and the risk factors listed from time to time in Reptron's reports filed with the Securities and Exchange Commission as well as assumptions regarding the foregoing. The words "believe", "estimate", "expect", "intend", "anticipate", "plan" and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. Reptron undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.

RESULTS OF OPERATIONS

   Net Sales. Total first quarter net sales increased $6.6 million, or 9.2% from $70.8 million in the first quarter of 1998 to $77.4 million in the first quarter of 1999.

   Reptron Distribution's 1999 first quarter net sales decreased to $39.5 million as compared to $40.3 million for the first quarter of 1998. The electronic component market has continued to experience a marked softness primarily due to component oversupply and declining average selling prices, and Reptron Distribution's sales were impacted by this market condition.
Sales of semiconductors, passive components and electromechanical components accounted for 72.4%, 20.5% and 7.1%, respectively, of Reptron Distribution's 1999 first quarter net sales, and 58.9%, 31.2% and 9.9%, respectively of the divisions' 1998 first quarter net sales. Reptron Distribution's sales generated from the top four vendors accounted for approximately $13.8 million, or 35.0% of Reptron Distribution's 1999 first quarter net sales, as compared with approximately $12.8 million or 31.8% of Reptron Distribution's 1998 first quarter net sales.

   K-Byte Manufacturing net sales increased $7.4 million, or 24.1%, from $30.5 million in the first quarter of 1998 to $37.9 million in the first quarter of 1999. This increase is attributed to the acquisition of Hibbing Electronics Corporation ("Hibbing"), which was completed in May 1998. Hibbing's net sales for the first quarter of 1999 totaled approximately $13.3 million for the first quarter of 1999. This increase was off-set by a net decrease in net sales of approximately $5.9 million attributable to reductions in customer orders from the previously established K-Byte Manufacturing customer base. K-Byte Manufacturing transacted business with approximately 81 customers, inclusive of 48 Hibbing customers. The largest three customers represented approximately 7.3%, 6.7% and 6.6%, respectively, of first quarter 1999 net sales (3.6%, 3.3% and 3.2%, respectively of total Company first quarter net sales) as compared to 16.0%, 13.1%, and 7.5%, respectively, of first quarter 1998 net sales (6.9%, 5.6% and 3.2% respectively, of total Company first quarter net sales). Sales from the Hibbing, Minnesota plant accounted for approximately 34.9% of K-Byte Manufacturing 1999 first quarter net sales. The Tampa, Florida manufacturing facility generated approximately 34.3% of K-Byte Manufacturing 1999 first quarter net sales with the remaining net sales, approximately 30.8%, originating from the Gaylord, Michigan location.

   Gross Profit. Total 1999 first quarter gross profit decreased $1.4 million, or 12.1%, from $11.5 million in the first quarter of 1998 to $10.1 million in the first quarter of 1999. The gross profit percentage of Reptron decreased from 16.2% in the first quarter of 1998 to 13.0% in the first quarter of 1999.

   Reptron Distribution's gross profit decreased $1.2 million, or 15.4%, from $7.8 million in the first quarter of 1998 to $6.6 million in the first quarter of 1999. The gross margin decreased from 19.3% in the first quarter of 1998 to 16.7% in the first quarter of 1999. This decrease in gross margin is primarily attributed to the continuing industry-wide decrease in average selling prices and a sales mix shift to lower margin products.

   K-Byte Manufacturing's gross profit decreased $191,000, or 5.2%, from $3.7 million in the first quarter of 1998 to $3.5 million in the first quarter of 1999. However, after eliminating the gross profit dollars generated from the Hibbing customer base, acquired in May 1998, K-Byte Manufacturing's gross profit decreased by $1.4 million. Gross margin decreased from 12.0% in the first quarter of 1998 to 9.2% in the first quarter of 1999. This decrease in gross margin is primarily attributed to the under utilization of fixed costs at current sales levels.

   Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased $1.9 million, or 17.5%, from $10.7 million in the first quarter of 1998 to $12.6 million in the first quarter of 1999. The acquisition of Hibbing accounted for approximately $1.3 million of this increase. The remaining increase is primarily attributable to investments in manufacturing engineering and manufacturing operations consultants. These expenses, as a percentage of net sales, increased from 15.2% in the first quarter of 1998 to 16.3% in the first quarter of 1999.

   Interest Expense. Net interest expense increased $280,000, or 15.0%, from $1.9 million in the first quarter of 1998 to $2.1 million in the first quarter of 1999. The increase is primarily attributable to the decrease in interest income as a result of the decrease of approximately $48.1 million in the average cash balance during the first quarter of 1999 to $7.4 million from $55.5 million during the first quarter of 1998. Reptron used approximately $30.0 million of cash in connection with the May 1998 acquisition of Hibbing.

LIQUIDITY AND CAPITAL RESOURCES

   Reptron primarily finances its operations through subordinated notes, bank credit lines, operating cash flows, capital equipment leases, and short-term financing through supplier credit lines.

   Reptron has entered into various capital lease transactions with several leasing companies to finance capital expenditures, primarily in K-Byte Manufacturing. These leases had an aggregate balance outstanding of approximately $6.0 million as of March 31, 1999. The leases bear interest at rates ranging from 7.5% to 11.1% and expire at various dates through July, 2002.

   Reptron's operating activities used cash of approximately $3.5 million in the first quarter of 1999. This use of cash was primarily due to a $4.0 million decrease in accrued expenses, a $2.5 million decrease in accounts payable and a net loss of $2.9 million. These items were partially offset by a $3.1 million decrease in accounts receivable and a $2.2 million decrease in prepaid expenses and other assets. Reptron Distribution and K-Byte Manufacturing annualized inventory turns for the first quarter of 1999 were approximately 3.8 times and 3.6 times, respectively. Reptron's accounts receivable collections averaged 52 days as of March 31, 1999.

   Capital expenditures, including capitalized leases, totaled approximately $1.0 million in the first quarter of 1999. These capital expenditures were primarily for the acquisition of manufacturing and data processing equipment. Net payments on long-term obligations used approximately $1.4 million of cash.

   On May 13, 1999 Reptron used approximately $10.4 million of cash to repurchase $25.0 million of its outstanding convertible subordinated bonds.

   Reptron believes that available cash reserves and credit facilities will be sufficient for Reptron to meet its capital expenditures and working capital needs for its operations as presently conducted. Reptron's future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities and possible acquisitions. In particular, if cash flow from operations and available credit facilities are not sufficient, Reptron will be required to seek additional financing. While there can be no assurance that such financing will be available in amounts and on terms acceptable to Reptron, Reptron believes that such financing likely would be available on acceptable terms.

YEAR 2000 STATEMENT

   The Year 2000 issue encompasses the required recognition of computer hardware and software systems and computer controlled devices, including equipment, used in Reptron's manufacturing and distribution operations to properly acknowledge the change from Year 1999 to Year 2000. The failure of any hardware and software systems or equipment to timely and accurately recognize such change could result in partial or complete systems failure. In the normal course of business, Reptron relies on products and services from critical vendors, customers and other third parties whose computer systems must also be Year 2000 compliant in order for Reptron to realize the uninterrupted flow of its business operations. Reptron is actively taking steps to ensure that its systems and equipment will be Year 2000 compliant, including assessing the scope of work, prioritizing, certifying compliance, and testing compliance. Reptron is also actively assessing the Year 2000 compliance status of its primary vendors, customers and other third party service providers.

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

                         REPTRON ELECTRONICS, INC.

PART II.  OTHER INFORMATION


    Item 6.  Exhibits and Reports on Form 8-K

    a.   Exhibits

         10.1 Employment Agreement between Paul J. Plante and Reptron, dated January 5, 1999.

         10.2 Employment Agreement between Jack Killoren and Reptron, dated January 14, 1999.

         10.3 Distributor Agreement between Mosel Vitelic Corporation and Reptron, dated April 1, 1999.

         10.4 Distribution Agreement between JAE Electronics, Incorporated and Reptron, dated January 15, 1999.

         10.5 Distribution Agreement between Silicon Storage Technology, Inc. and Reptron, dated March 23, 1999.

         10.6 Industrial Distribution Agreement between Advantage Memory Corp. and Reptron, dated February 16, 1999.

         27.1  Financial Data Schedule

    b.   Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 13, 1999
      ----------------
                                    REPTRON ELECTRONICS, INC.
                                    (Registrant)



                                    By:   /s/ Michael Branca
                                      ----------------------------------------
                                      Michael Branca, Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)

                         EXHIBIT 10.1
















                                     EXECUTIVE
                                EMPLOYMENT AGREEMENT

This Employment Agreement is made this 5th day of January, 1999.by and between Reptron Electronics, Inc., a Florida corporation whose corporate office address is 14401 McCormick Drive, Tampa, FL 33626 (hereinafter "Company") (for purposes of Paragraphs 8, 9, and 10 "Company" shall additionally include the Company's subsidiaries and Affiliates, as defined below), and Paul Plante whose address is 4220 Swann Avenue, Tampa, FL 33609 (hereinafter "Executive").

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

3. At the execution hereof, the Executive shall be employed as Chief Operating Officer. The Executive shall perform the duties commensurate with such position and such other duties as are assigned to him and as directed and specified by the Chief Executive Officer or the Board of Directors. The Executive agrees that his title and responsibilities are subject to change from time to time as directed by the Chief Executive Officer of the Company or the Board of Directors. The Executive agrees that he shall serve the Company to the best of his abilities and devote his full time and effort in completing and fulfilling his duties and responsibilities.

4. During the term of this Agreement, the Executive shall be compensated as follows:

  (a)(i) The Company shall pay to the Executive base salary ("Annual Base Salary") of $300,000, payable in bi-weekly installments.

     (ii) The Annual Base Salary shall be increased on January 1 of each year commencing with January 1, 2000 by an amount equal to the product of (i) the Annual Base Salary or the Adjusted Annual Base Salary, defined below, as the case may be, and (ii) the greater of
(x) 3% and (y) CPI Increase, defined below, (as increased, the "Adjusted Annual Base Salary"). For purposes of this Agreement, the term "CPI Increase" shall mean the amount of the percentage increase, if any, in the Consumer

Price Index (as defined below) for the twelve-month period ending on the last day of the calendar year immediately preceding each January 1st adjustment date during the term of this Agreement. The Consumer Price Index as used herein shall mean the Consumer Price Index for the U.S. city average for all urban consumers, unadjusted, all items, as promulgated by the Bureau of Labor Statistics of the U.S. Department of Labor, using the base years 1982-84=100. In the event that the Consumer Price Index referred to herein ceases to incorporate a significant number of the items as currently set forth therein, or if a substantial change is made in the method of establishing the Consumer Price Index, then the Consumer Price Index shall be adjusted to the figure that would have resulted had no change occurred in the manner of computing the Consumer Price Index. In the event that the Consumer Price Index (or successor or substitute index) is not available, then the Company shall use, subject to Employee's reasonable approval, another governmental or nonpartisan publication evaluating the information previously used in determining the Consumer Price Index in lieu of the Consumer Price Index.

     (iii) In the event of the death of the Executive, the Annual Base Salary or Adjusted Annual Base Salary, as the case may be, shall be paid to the end of the then bi-weekly installment period. In the event of the permanent disability of the Executive, the Annual Base Salary or Adjusted Annual Base Salary, as the case may be, shall be payable through the date benefits under the disability policy maintained by the Company becomes first payable, but in no event for a period longer than 90 days following the onset of the illness or injury causing such disability.

  (b) The Executive shall receive an annual cash bonus payable by March 31 following the calendar year in which earned determined as a factor of the Company's earning per share (EPS) as at the December 31st of the calendar year for which the bonus is calculated.

                               Cash Bonus As A
                               % of Annual Base Or Annual
                               Adjusted Base Salary,
    EPS                        As the Case May Be

less than $.80                 0
$.80 to $1.00                     20%
$1.01 to $1.20                 40%
$1.21 to $1.40                 60%
$1.41 to $1.60                 80%
$1.60 to $1.80                 100%

     (i) If the Executive's employment is terminated: (x) by reason of death or permanent disability, (y) if following a Change of Control (as defined in Paragraph 5) the Executive's employment is terminated for his refusal to perform his duties and responsibilities other than on an occasional basis consistent with past practice in a location other than Tampa, Florida, or (z) the Executive's employment is terminated without cause as hereinafter defined, the bonus amount shall be calculated to the end of the calendar year in which the termination occurs and paid to the Executive, or his written designated beneficiary or estate, as the case may be, not later than the next following March 31. Notwithstanding the foregoing, the bonus amount shall be prorated to the date of termination if such termination results in the payment of the Severance Payment, as defined below.

     (ii) In addition to holidays or days off provided generally to all employees, the Executive shall be entitled to four (4) weeks vacation (20 working days). Any vacation days in a calendar year so provided and not taken by the Executive shall be waived.

     (iii) The Executive shall participate in and receive comparable benefits as are provided generally by the Company to its senior management personnel as a group from time to time except as modified or amplified by this Agreement.

  (c) The Company shall provide the Executive with an automobile allowance of $1,000 per month and shall further pay the Executive's expenses related thereto, including all costs of fuel, maintenance, repairs and comprehensive automobile insurance insuring the Executive as a named insured on the vehicle and all other drivers of that vehicle providing for liability insurance of not less than $3,000,000 combined single limit.

5. For purposes hereof, Change of Control shall mean:

  (a) Any replacement of more than 50% of the directors of the Company which follows, and is directly or indirectly a result of, any one or more of the following:

     (i) A cash tender offer or exchange offer for the Company's common stock other than by Executive, Michael L. Musto ("Musto"), an Affiliate of Executive or Musto, or a "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934 ("Group"), of which Executive, Musto or an Affiliate of Executive or Musto is a member;

     (ii) A solicitation of proxies other than by Executive or Musto, an Affiliate of Executive or Musto, a Group of which Executive, Musto or an Affiliate of Executive or Musto is a member, the Company's management (inclusive of the Executive and _ Musto) or its board of directors;

     (iii) Acquisition of beneficial ownership of shares having 50% or more of the total number of votes that may be cast for the election of directors of the Company by a third party or a Group for the purpose of changing control of the Company, other than by Executive, Musto, an Affiliate of Executive or Musto, or a Group of which Executive, Musto or an Affiliate of Executive or Musto is a member; or

     (iv) Any merger, business combination, sale of assets or other extraordinary corporate transaction undertaken for the purpose of changing control of the Company, other than by Executive, Musto, an Affiliate of Executive or Musto, or a Group of which Executive, Musto or an Affiliate of Executive or Musto is a member. For purposes hereof, the proposed merger between All American and a subsidiary of the Company shall in no event be deemed to be a Change of Control of the Company.

For purposes of this Agreement "Affiliate" means, with respect to another individual or entity (a "person"), (a) any person directly or indirectly owing, controlling or holding with power to vote 5% or more of the outstanding voting securities of such other person; (b) any person 5% or more of whose outstanding securities are directly or indirectly owned, controlled or held with power to vote by such other person; (c) any person directly or indirectly controlling, controlled by or under common control with such other person; (d) if such other person is an officer, director, employee or partner, any company or other entity for which such person acts in any such capacity; and (e) any close relative or spouse of the specified person.

6. With the exception of those provisions which survive termination as herein specifically provided, this Agreement and the Executive's employment shall terminate upon any of the following:

  (a) the voluntary termination of employment by the Executive,

  (b) the death, or permanent disability of the Executive during the term of this Agreement (permanent disability being determined at such time when disability insurance coverage maintained by the Company for the Executive becomes payable), or, if no such insurance is then in existence, the date by which three medical doctors or psychiatrists (as applicable), at least one of whom shall be selected by Executive or his legal representative, have examined Executive and concluded (as set forth in a letter delivered to the Company) that Executive has a permanent disability which has rendered him incapable of substantially performing his customary duties for at least six consecutive months, with such determination effective retroactively as of the end of such six-month disability period), or

  (c) discharge of the Executive by the Company with or without cause or prior notice.

Upon any such termination, except as otherwise provided herein, all compensation and benefits other than those required by law to continue, shall thereafter likewise concurrently terminate.

7. As additional consideration of the services to be performed by the Executive and the undertakings hereby assumed by the Executive, the Company shall make a "Severance Payment" subject to the following conditions as follows:

  (a) The amount of the Severance Payment shall equal 2.99 times the average annual base compensation as defined and determined under
Section 280G of the Internal Revenue Code of 1986, as amended.

  (b) The Severance Payment shall be payable upon:

    (i) a termination of employment by the Company (or its successors) for whatever or no reason (other than as described in subparagraph (b)(iii)(x) below) within 180 days prior to, or within one year following, a Change of Control, or a termination of employment within one year following a Change of Control for the reason stated in sub-paragraph 6(b), or

    (ii) failure of the Executive and the Company (or its successor) to execute an employment agreement prior to the first annual anniversary of a Change of Control, which addresses the Executive's employment beyond said anniversary date, and the employee quits within 30 days of said anniversary, or

    (iii) A termination of employment by the Company without cause. If the Executive's employment is terminated by the Company for reasons other than the following, such termination for the purposes hereof shall be one without cause:

     (x) Employee is convicted (by a jury verdict, guilty plea or plea of nolo contendere, any of which are not reversed on appeal) of a felony under state or federal law; or

     (y) Executive's failure, after thirty (30) days written notice (which notice shall be given only after approval or authorization thereof by the Company's Board of Directors), to cure a material default of any of the provisions of this Agreement or the Executive wilfully violates a written Company policy or procedure that is material to the business of the Company and has failed to cure such violation after thirty (30) days written notice, (which notice shall be given only after approval or authorization thereof by the Company's Board of Directors). In order to be effective said notice must clearly specify the material default or violation and must notify Executive of the Company's intention to terminate this Agreement in the event the described material default or violation is not cured within said thirty (30) days; provided, however, no notice shall be required when the Company has been materially damaged as a result of such default or violation and, by its nature, the default or violation cannot be cured. A termination of the Executive with cause shall be effected only upon the vote of a majority of the Board of Directors.

  (c) The Severance Payment shall be paid in 36 monthly installments, each equal to 1/36th of the Severance Payment, commencing on the first day of the calendar month next following such termination of this Agreement.

  (d) The Severance Payment shall be forfeited by the Executive if he shall breach any provision of paragraphs 8, 9, or 10 hereof. Any installments made prior to such breach shall be immediately returned to the Company by the Executive.

  (e) If the Executive shall die prior to all of the installments having been paid, the remaining installments of the Severance Payment shall be payable to the estate of the Executive or to such designee as the Executive shall have directed in writing to the Company.

  (f) Receipt of the Severance Payment, to the extent payable, shall act as a full release by the Executive of all claims the Executive may have against the Company except for unpaid wages, benefits or sums to be paid to the Executive post-termination of this Agreement as herein provided.

8.(a) Executive acknowledges that during the course of his past employment with the Company, and as his employment continues, he has and will have direct access to and knowledge of the Company's trade secrets and other confidential and proprietary information and documents, including but not limited to the Company's customer list, customer requirements and information, price lists, all training materials, product information, operating procedures, marketing information, selling strategies, and supplier information (collectively "Confidential Information"). Notwithstanding the foregoing, Confidential Information shall not include:

    (i) Information which, at the time of disclosure is in the public domain or which, after disclosure, becomes part of the public domain by publication or otherwise through no action or fault of Employee;

    (ii) Information which is in Employee's possession at the time of disclosure and was not acquired from the Company or an Affiliate;

    (iii) Information which was received by Employee from a third party having the legal right to transmit that information; or

    (iv) Information that is independently developed by Employee without the use of Confidential Information.

  (b) The Executive agrees that all Confidential Information shall remain the property of the Company, shall be kept in the strictest of confidence, used solely for the benefit of the Company and shall not be disclosed, either directly or indirectly, to any other person or entity except as is required in the furtherance of the Company's business and for its benefit. Executive further agrees that all such Confidential Information (and any copies thereof regardless of how maintained, including that which has been reduced to electronic memory) shall be returned to the Company upon termination of this Agreement for whatever reason. The terms of this paragraph are in addition to, and not in lieu of, any common law, statutory or other contractual obligations that Executive may have relating to the Company's Confidential Information. Further, the terms of this paragraph shall survive indefinitely the termination of this Agreement.

9. The Executive acknowledges that the Company has made a significant investment in developing and training a competent work force and customer base and that the scope of the abilities of, and compensation paid to, the Company's various employees is valuable and confidential information. Further, the Executive acknowledges that the Company's continued viability and success is in large part contingent upon maintaining a stable, trained and competent work force and its customer base. Consequently, during the course of his employment, and for a period of one year thereafter, regardless of the reason for termination thereof, the Executive will not directly or indirectly solicit, entice, encourage, or cause, any salaried employee of the Company to leave the employment of the Company. Further during said one year period, the Executive will not directly or indirectly hire, or cause another person or entity to hire, any salaried employee of the Company. Additionally, the Executive will not, directly or indirectly, for the one year period following his termination of Employment, regardless of the reason for termination thereof, solicit or submit a quotation for the electronic component distribution business of, or offer to sell or sell any product or service offered by the electronic component distribution business of the Company to, any customer of the Company existing at the time of such termination or within one year prior thereto or, for a period of two years following said termination of employment, regardless of the reason for termination thereof, solicit or submit a quotation for, or offer to sell or sell any product or service offered by, the contract manufacturing business of the Company, to any customer of the Company existing at the time of such termination or within one year prior thereto.

10. Executive acknowledges and agrees that the covenants set forth in Paragraphs 8 and 9 are necessary and reasonable to protect the Company's Confidential Information, its intangible business assets, its legitimate business interests and goodwill, and that the breadth, time and geographic scope of the limitations set forth therein are reasonable and necessary to protect the same. The Executive expressly acknowledges and agrees that the Company would not have an adequate remedy at law in the event of his breach, and or threatened breach of the covenants set forth in Paragraphs 8 or g of this Agreement. Consequently, in addition to such other remedies as the Company may have, the Company, shall be entitled to obtain, and Executive agrees not to oppose a request for, equitable relief in the form of specific performance, ex parse temporary or preliminary injunctive relief, other temporary or permanent injunctive relief, or other equitable remedy fashioned by a court of competent jurisdiction enjoining the Executive from any such threatened or actual breach.

11.If during the term of this Agreement, the Company is a participant in a consolidation or merger, or the Company should sell substantially all of its assets, the Company agrees that as a condition of closing any such transaction, the surviving entity to such consolidation or merger, or the purchaser of such assets, shall in writing assume this Agreement and become obligated to perform all of the terms and provisions hereof applicable to the Company. Without limiting the generality of the foregoing, the covenants contained in Paragraphs 8, g and 10 may be enforced by the assignee or successor of the Company.

12. If any of the consideration paid or made available to the Executive under this Agreement, or other benefit or consideration provided to the Executive as an employee of the Company, is accelerated as a consequence of a change of control as provided under Section 280(G) of the Internal Revenue Code of 1986, as amended, or such other provision of law of similar effect ("Code") results in the imposition of an excise tax under Section 49gg of the Code, the Company shall pay to the Executive an amount ("Grossed-Up Excise Tax Payment") be computed by dividing the excise tax so imposed by a number equal to one minus the sum of (i) the highest combined marginal U.S. federal, state and local individual income, social security, medicare and unemployment tax rate (or such other combined tax rate that is similar to or replaces such combined tax rate)applicable to Employee (taking into account the deductibility of any such federal, state and local taxes) that is in effect at the time the excise tax is imposed and (ii) the excise tax rate applicable to Executive. For example, if the excise tax is $100, the highest combined marginal tax rate applicable to Employee at such time is 45% and the Excise Tax rate is 20%, the Grossed- Up Excise Tax Payment would be $285.71. The Company shall pay the Grossed-Up Excise Tax Payment to the Executive less any Excise Tax withheld and remitted by the Company not later than March 31st following the calendar year in which the consideration or benefit is received by the Executive for which the excise tax is payable.

13. Any notice to be given to the Company hereunder shall be deemed sufficient if addressed to the Board of Directors in writing and delivered or mailed by certified or registered mail to 14401 McCormick Drive, Tampa, Florida 33626, or such other primary business address of the Company. Any notice to be given to Executive hereunder shall be delivered or mailed by certified or registered mail to him at 4220 Swann Avenue, Tampa, FL 33609, or such other address as he may hereafter designate.

14. This Agreement shall be binding upon and inure to the benefit of the successors and assigns of the Company, including without limitation, the purchaser of substantially all of the operating assets of the Company. Unless clearly inapplicable, reference herein to the Company shall be deemed to include any such successor. In addition, this Agreement shall be binding upon and inure to the benefit of the Executive and his heirs, executors, legal representatives and assigns; provided, however, that the obligations of Executive hereunder may not be delegated without the prior written approval of the Board of Directors of the Company. The provisions of Paragraphs 7, 8, 9, 10, 11 and 12 shall survive the termination of this Agreement.

15. This Agreement may not be altered, modified or amended except by a written instrument signed by each of the parties hereto.

16. This instrument (including attachments and exhibits thereto and documents and agreements referred to therein) embodies the whole agreement of the parties. All previous negotiations or agreements between the parties, either verbal or written with respect to the subject matter hereof not herein contained are hereby withdrawn and annulled. This contract shall supersede all previous communications, representations, or agreements, either verbal or written, between the parties hereto with respect to the subject matter hereof.

17. The failure of either party at any time to require performance by the other party of any provision of this Agreement shall not be deemed a continuing waiver of that provision or a waiver of any other provision of this Agreement and shall in no way affect the full right to require such performance from the other party at any time thereafter.

18. The invalidity or unenforceability of any Paragraph or Paragraphs, or subparagraphs of this Agreement, shall not affect the validity or enforceability of the remainder of this Agreement, or the remainder of any Paragraph or sub-paragraph. If as provided by law, a court of competent jurisdiction is unable to modify any such violative Paragraph or sub-paragraph to result in the same not being invalid or unenforceable, this Agreement shall then be construed in all respects as if any invalid or unenforceable Paragraph or subparagraph(s) were omitted.

l9. The Executive represents to the Company as follows:

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

   (b) The Executive, either on his own or with the assistance and advice of his attorney, has in particular reviewed Paragraphs 8, 9 and 10, understands and accepts the restrictions thereby imposed and agrees the same are reasonable in all respects and necessary for the protection of the property rights, goodwill and the intangible business assets of the Company.

   (c) That no force, threats of discharge, or other threats or duress have been used by the Company, directly, indirectly or by innuendo, in connection with the Executive's execution of this Agreement.

20. This Agreement shall be governed by, construed and enforced in accordance with the laws of the State of Florida without regard to conflicts of laws. Further, the Executive agrees that any action relating to the terms of this Agreement shall be commenced and only commenced in a state or federal court sitting in Tampa, Florida.

21. If any action at law or in equity is necessary to enforce or interpret the terms of this Agreement, the prevailing party shall be entitled to reasonable attorneys' fees, costs and necessary disbursements and travel expenses in addition to any other relief to which he or it may be entitled, before and at trial, whether or not trial on the merits occurs, and at all tribunal levels.

22. Subject to and limited by Paragraph 10 hereof, all disputes which may arise under this Agreement shall be settled by arbitration pursuant to the rules of the American Arbitration Association by a single arbitrator that the Company and Employee agree upon. Such arbitration shall take place in Tampa, Florida. If the Company and Employee do not so agree on a single arbitrator, the arbitration shall be by a board of three members, to be composed of one person appointed by the Company, one person by Employee and the third person selected by said two appointees. The Company and Employee shall each designate in writing to the other party its respective appointee within 30 days after the determination, by written notice by either party, that they cannot agree as to a single arbitrator. If the two appointees fail to select a third person within 30 days after the designation of the two appointees, the third person shall be designated by the American Arbitration Association upon application by the Company or Employee. The decision of the single arbitrator, or of any two of a three person board of arbitrators, shall be binding on the parties to the controversy and their representatives. Such decision shall be enforced with the same force and effect as a decree of a court having jurisdiction over the matter. The fees and expenses including attorneys' fees which may be incurred in connection with any such arbitration shall be paid by the party whose contention is rejected by the decision of the arbitration, or if only partially rejected, as allocated by the decision of the arbitrator or board of arbitrators.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the date opposite their signatures.

                                              REPTRON ELECTRONICS,
INC.

Date:                                       By:/s/ Michael L. Musto
                                            Name: Michael L. Musto
                                            Title: Chief Executive
Officer

Date: 1/5/99                                /s/ Paul J. Plante
                                            Paul J. Plante




















                        EXHIBIT 10.2

























                                    Executive
                              Employment Agreement

This employment agreement is made the 14th day of January, 1999 by and between Reptron Electronics, Inc., a Florida corporation whose corporate office address is 14401 McCormick Drive, Tampa, FL 33626 (hereafter "Company") and Mr. Jack Killoren whose address is 812 Woodlyn Drive, Tampa, Florida, 33609

The Company and Mr. Killoren agree as follows:

   1. This agreement shall be in effect until terminated as herein provided. This agreement supersedes all prior employment agreements between the Company and Mr. Killoren.

   2. At the execution of this agreement, Mr. Killoren shall be employed as Vice President - P/E/D Marketing/Operations and report to the COO. The Executive agrees that his title and responsibilities are subject to change as directed by the COO.

   3.  Mr. Killoren will be compensated as follows:

     a) $4230.77 per week, payable biweekly. In the event of death of Mr. Killoren, the base salary will be paid to the end of the biweekly period. In the event of disability of Mr. Killoren, the base salary will be paid for six months from the date the Company's disability insurance takes affect.

     b) Mr. Killoren will be eligible to receive an annual bonus payable by March 15 following the calendar year end as follows:

       i)  A grant of stock options under the Company 's Employee
Incentive
           Stock Option' Plan, the terms under which such option grant is computed shall be developed annually by the COO.

       ii) A cash bonus, the terms under which such a cash bonus is computed shall be developed annually by the COO. The cash bonus
            earned for Calendar year 1998 shall total $30,000.00.

       iii) If Mr. Killoren's employment is terminated by the Company due to the Company failing to pay Mr. Killoren for any reason
             other than as outlined in section 4 or one year after a change in control or 180 days after the management group from an
             acquired company takes control of the distribution division/group, the bonus amount shall be calculated
(a), to
             the end of the calendar quarter in which termination occurs and annualized through the end of the then current fiscal
             year, or (b), or the prior year's bonus, whichever is greater and paid to Mr. Killoren or his beneficiary.

     c) In addition to holidays or days off provided to all employees, Mr. Killoren shall be entitled to 3 weeks per year vacation. All unused vacation in any given year is forfeited.


     d) Mr. Killoren shall receive comparable benefits as are provided by the Company to its other personnel except as modified or amplified by this agreement.

   4. The Company may terminate this agreement for Cause which shall exist upon any of the following:

     a) Any intentional misapplication of the Company's funds intended to result directly or indirectly in significant gains at the expense of the Company, or any act of gross dishonesty committed by Mr. Killoren in connection with the Company's business.
     b)  Mr. Killoren's conviction of a crime of moral turpitude.
     c) Mr. Killoren's gross non-performance of duties or responsibilities assigned to him or the breach of any material term of the agreement resulting in significant harm to the Company if such breach or non-performance shall continue for a period of 15 business days after written notice from the Company.
     d) Any other action involving willful malfeasance or gross negligence in the performance of duties.

   5. If following a change of control, or after a management group from an acquired company takes control of the distribution division/group, Mr. Killoren is terminated for his refusal to perform his duties in a place other than Tampa, Florida it shall not be considered termination for cause.

   6.  A Change of Control will be deemed to have taken place if:

     a) Any replacement of 50% or more of the directors of the Company which follows and is directly or indirectly a result of any one of the following:

       i)  A cash tender offer for the Company's common stock.

       ii) A solicitation of proxies other than by the company's management or board of directors.

       iii) Acquisition of beneficial ownership of shares by a singe entity or entities operating as a group to obtain more shares than
            Michael Musto and filing with the SEC other than as a passive investor(s).

       iv) Any merger, business combination, sale of assets or other extraordinary corporate transaction undertaken for the purpose
            of changing control of the company.

     b) The board of directors determines that any other proposed action presented to the Board of Directors or the shareholders, if taken, would constitute a Change of Control.

     c) The operations of the distribution business or division are sold or becomes controlled by a company other than Reptron, Inc.

   7.  This agreement shall terminate upon any of the following:

     a)  The voluntary termination of employment by Mr. Killoren.


     b)  The death, or partial or permanent disability of Mr.
Killoren where he can no longer perform essential job functions six months after the Company's disability insurance becomes payable.

     c)  Discharge for Cause.

     d) Failure of the Company to pay Mr. Killoren constituting termination without Cause.

     e)  Twelve months following a change of control.

     f) 180 days after the management group from an acquired company takes control of the distribution division/group.

     If Mr. Killoren is terminated for 7a or 7c, all compensation and benefits shall cease accept as otherwise specifically provided for in this agreement.

   8. If this agreement is terminated for reasons stated in section 7d, or 7e, Mr. Killoren's severance payment will be paid as follows:

     a) The amount of the Severance Payment shall be one year's base compensation.
     b) Plus one year's incentive to be determined by annualizing the then current quarter or the prior years incentive, whichever is higher.

     c)  All outstanding options shall immediately vest.

     Unless prior to the expiration of one year from a change of control or the sale of the business operations of the distribution division, Mr. Killoren executes an employment agreement beyond said one-year period.

     d) The Severance Payment shall be paid in monthly installments commencing on the first day of the calendar month following termination under this agreement.

     e) The severance shall be forfeited by Mr. Killoren if the conditions of paragraphs 10 or 11 are breached.

     f) If Mr. Killoren dies prior to all the installments being paid the remaining payments will go to his legal heirs.

   9. If this agreement is terminated for reasons stated in section 7f, Mr. Killoren's severance payment will be paid as follows:

     a) The amount of the Severance Payment shall be one year's base compensation.

     b) Plus one year's incentive to be determined by annualizing the then current quarter or the prior year's incentive, whichever is higher.

     c)  All outstanding options shall immediately vest.
     Unless prior to the expiration of 180 days from the date of the management group of the acquired company taking control of the distribution division/group, Mr. Killoren executes an employment agreement beyond said 180-day period.


     d) The Severance Payment shall be paid in monthly installments commencing on the first day of the calendar month following termination under this agreement.

     e) The severance shall be forfeited by Mr. Killoren if the conditions of paragraphs 10 or 11 are breached.

     f) If Mr. Killoren dies prior to all the installments being paid the remaining payments will go to his legal heirs.

   10. Mr. Killoren agrees that all confidential Company information remains property of the Company and shall be kept in the strictest confidence except where necessary to further the Company's business interests. At termination any confidential information in any form shall be returned to the Company.

   11.  Mr. Killoren acknowledges that if he receives a Severance
Payment under this agreement that for a period of one year he will not solicit, hire, encourage or cause any salaried employee to leave employment of the Company.

   12. If the Company is a participant in a combination, merger or sells its assets the Company agrees that as a condition of closing any such transaction that the surviving entity of such action shall assume this agreement.

   13. Any notice given to the company pursuant to this agreement shall be deemed sufficient if addressed to the Company at 14401 McCormick Drive, Tampa, Florida 33626 or other location as the Company may designate. Any notice given to Mr. Killoren should be sent to his then current residence.

   14. Any alteration of this agreement by either party must be mutually agreed upon in writing.

   15. Any portion of this agreement found to be invalid or unenforceable shall not effect the enforceability of the remainder of the agreement.

   16.  Mr. Killoren:

     a) Has had this agreement reviewed by legal counsel and fully understands its provisions.
     b) Understands the solicitation restrictions if he receives a Severance Payment under this agreement.

   17. This agreement shall be governed by, construed and enforced in accordance with the laws of the state of Florida without regard to conflicts of law. Mr. Killoren agrees that any action relating to the terms of this agreement shall be commenced in a state or federal court in Tampa, Florida


Reptron Electronics, In

By:/s/ Paul J. Plante                             Date: 1/15/1999
   ------------------                                   ---------
Paul J. Plante
Chief Operating Officer

By:/s/ Jack Killoren                              Date:1/18/1999
   -----------------                                   ---------
Jack Killoren

















                            EXHIBIT 10.3



















MOSEL VITELIC CORPORATION
3910 NORTH FIRST STREET, SAN JOSE, CA 95134

DISTRIBUTOR AGREEMENT

THIS AGREEMENT effective this 1st day of April, 1999, between MOSEL VITELIC CORPORATION, having its principle place of business at 3910 NORTH FIRST STREET, SAN JOSE, CA, 95134, hereinafter called "MOSEL VITELIC," and Reptron Electronics, Inc., hereinafter called "Distributor."

IT IS AGREED that Distributor is appointed MOSEL VITELIC's non-exclusive domestic distributor for the sale of MOSEL VITELIC products identified in MOSEL VITELIC Distributor Price List as revised from time to time. This appointment is governed by the following terms:

1. MOSEL VITELIC SALES EFFORTS:

MOSEL VITELIC will furnish Distributor without charge a reasonable supply of price lists, sales literature, books, catalogues, etc., as MOSEL VITELIC may prepare for national distribution and shall also provide Distributor with such technical and sales assistance as MOSEL VITELIC may deem to be necessary to assist Distributor in effectively carrying out its activities under this Agreement.

2.DISTRIBUTOR SALES EFFORT:

At Distributor's expense, Distributor shall:


A. Take an active part in MOSEL VITELIC's sales programs.
B. Participate in distributor product training courses.
C. Maintain adequate facilities to ensure the prompt handling of all business generated under this Agreement.
D. Carry a representative inventory of MOSEL VITELIC products to ensure adequate and timely "off-the-shelf' delivery to customers.
E. Maintain an adequate, competent, and aggressive sales force to sell MOSEL VITELIC products.
F. Exercise his/her best efforts to do whatever else may be necessary to secure and maintain a volume of sales consistent with the potential of the market.
G. Distributor agrees to take all reasonable and necessary precautions to prevent ultimate consignment of MOSEL VITELIC products to Communist-dominated countries where prohibited by rules or regulations of the United States Government.

3. RELATIONSHIP OF THE PARTIES AND WARRANTIES:

Distributor is an independent contractor and in no way and agent of MOSEL VITELIC, it being expressly agreed that the only relationship created by this Agreement is that of vendor and vendee. Distributor agrees not to make any contract, commitment, representation, promise, guarantee or warranty on MOSEL VITELIC's behalf or in its name. Distributor further agrees that it has no authority to assume or create any obligation on MOSEL VITELIC's behalf, expressed or implied regarding MOSEL VITELIC's most current standard warranty as applicable to the particular product. NO WARRANTY MERCHANTABLITY OR FITNESS FOR A PARTICULAR PURPOSE, NO WARRANTY AGAINST INFRINGEMENT OF ANY TYPE, NOR ANY OTHER WARRANTY EXPRESSED, STATUTORY, IMPLIED, OR OTHERWISE, SHALL APPLY TO THE PRODUCTS. IN NO EVENT SHALL MOSEL VITELIC BE LIABLE FOR DAMAGES BY REASON OF FAILURE OF ANY PRODUCT TO FUNCTION PROPERLY OR FOR CONSEQUENTIAL OR SPECIAL DAMAGES.

MOSEL VITELIC DISCLAIMS AND SHALL HAVE NO OBLIGATION OF DEFENSE OR INDEMNITY WITH RESPECT TO ANY ACTUAL OR ALLEGED INFRINGEMENT TO ANY OF THE PRODUCTS FURNISHED HEREUNDER OR ARISING IN ANY WAY IN CONNECTION WITH SUCH PRODUCTS, OR THEIR USE.

Exception: Mosel Vitelic will indemnify, defend and otherwise hold harmless DISTRIBUTOR for liability arising from any litigation against DISTRIBUTOR to the extent such litigation is based on an allegation that the Products, any part thereof, or their distribution or use infringe any patent, copyright, trademark, trade secret, or right in any mask work, if DISTRIBUTOR notifies MOSEL VITELIC of any such proceeding promptly after it becomes known and provides all the assistance and cooperation to MOSEL VITELIC that is reasonably requested. MOSEL VITELIC will not be liable to DISTRIBUTOR under this paragraph to the extent that any claim is based on a use for which the Product was not designed, or an alteration of the Product by DISTRIBUTOR or at its direction which caused the infringement. THESE REMEDIES SHALL BE THE SOLE AND EXCLUSIVE REMEDIES OF DISTRIBUTOR FOR ANY INFRINGEMENT OF THIRD PARTY RIGHTS BY THE PRODUCTS.

4. TERMS AND CONDITION OF SALES:

MOSEL VITELIC's standard sales terms and conditions as set forth in MOSEL VITELIC's purchase order acknowledgment form shall apply to all sales hereunder. Any terms and conditions set forth on DISTRIBUTOR's purchase order form shall be of no effect. MOSEL VITELIC shall notify DISTRIBUTOR of standard purchase order acknowledgment form of the estimated shipment dates of the products cover by purchase orders accepted in accordance with the standard terms and conditions. However, MOSEL VITELIC shall not be obligated to accept DISTRIBUTOR's orders and shall not be liable for delay or failure to make any shipment or delivery. While it is MOSEL VITELIC's usual policy not to accept orders from OEM customers in quantities fewer than 1000 units per item, but to refer such orders to its distributors, MOSEL VITELIC reserves the right to fill any such OEM orders directly, at it sole discretion.

The prices to DISTRIBUTOR for all products shall be MOSEL VITELIC's standard distributor prices as set forth on the MOSEL VITELIC Distributor Price List in effect at the time of shipment. The minimum order quantities shall be MOSEL VITELIC standard minimums established from time to time and as in effect at the time DISTRIBUTOR orders are acknowledged.

4a.  TERMS OF PAYMENT:

Terms of payment allow a one (1) percent discount on the net amount of payment when invoices received the 1st through the 15th are paid by the 25th of the same month, and invoices received the 16th through the end on the month are paid by the 10th of the following month. Invoices paid with no discount received the 1st through the 15th are paid on the 10th of the following month, and invoices received the 16th through the end of the month are paid on the 25th of the following month. MOSEL VITELIC has the option of FAXING invoices to DISTRIBUTOR to confirm the receipt date.

5. TRADE NAMES:

In connection with the sales promotion or advertising of MOSEL VITELIC products, DISTRIBUTOR shall use the name and type number designated by MOSEL VITELIC for each such product. DISTRIBUTOR shall not in any way alter MOSEL VITELIC labels or other identifying marks on its products. DISTRIBUTOR further agrees not to use the name "MOSEL VITELIC CORPORATION or "MOSEL VITELIC" or any other tradename or trademark used by MOSEL VITELIC or any name similar to any such tradename or trademark, except to advertise that DISTRIBUTOR is an authorized distributor of MOSEL VITELIC products. DISTRIBUTOR acknowledges that MOSEL VITELIC's permission to use its tradename and trademarks for such limited purposes confers only a limited license and no claim of title or other right in DISTRIBUTOR to the ownership or use of the same. In no event shall DISTRIBUTOR's advertising create the impression that the DISTRIBUTOR or any person other than MOSEL VITELIC is the manufacturer of MOSEL VITELIC products. All DISTRIBUTOR advertising that includes use of MOSEL VITELIC trademarks or trade names shall designate such trademarks or trade names with the identification symbol ~ where federally registered, and TM where not federally registered. All DISTRIBUTOR advertising must be submitted to MOSEL VITELIC for clearance prior to publication. DISTRIBUTOR agrees to make any changes in such advertising required to comply with the above upon request for such changes by MOSEL VITELIC.

6. SALES RECORDS:

DISTRIBUTOR will provide MOSEL VITELIC by the 10th day of the month with a list of customers that purchased MOSEL VITELIC products during the previous month and report will include product description, quantity and price (for purposes of verifying the commissions payable by MOSEL VITELIC) and to have access to its sales records for the purpose of determining same. DISTRIBUTOR will provide MOSEL VITELIC each month with a new list of products in DISTRIBUTOR's inventory as of the first day of each month or will permit a designated representative of MOSEL VITELIC to review such inventory.

The review of such inventory will be at MOSEL VlTELIC's sole expense. MOSEL VITELIC will give DISTRIBUTOR reasonable advance notice and will not disrupt or otherwise materially adversely impact the conduct of DISTRIBUTOR's business.

7. PRICE CHANGES:

In the event of a reduction in the price of a product set forth in MOSEL VlTELIC's published Distributor Price List, MOSEL VITELIC shall grant to DISTRIBUTOR a credit with respect to all items of such product then in DISTRIBUTOR's inventory equal to the difference between DISTRIBUTOR's original purchase price from MOSEL VITELIC for such item, adjusted for any credits previously given with respect to such item pursuant to this paragraph 7, and the new Distributor Price List price for that item. DISTRIBUTOR will furnish MOSEL VITELIC with such information to enable MOSEL VITELIC to determine the amount of such credit as MOSEL VITELIC may reasonably request and shall permit MOSEL VITELIC TO HAVE ACCESS TO IT'S PLACE OF BUSINESS AND ITS BOOKS AND RECORDS IN ORDER TO VERIFY SAME. Inventory reports from DISTRIBUTOR for the issuance of price credits shall be received by MOSEL VITELIC within thirty
(30) days after the effective date of the price changes. NO SUCH CREDIT WILL BE DUE DISTRIBUTOR IF DISTRIBUTOR FAILS TO FURNISH SUCH INVENTORY REPORT WITHIN SAID TIME AND IF A MONTHLY INVENTORY REPORT IS NOT IN MOSEL VITELIC's FILES AS CALLED FOR IN SECTION 6 OF THIS AGREEMENT AT THE TIME THE DEBIT MEMO IS ISSUED BY DISTRIBUTOR.

MOSEL VITELIC shall furnish DISTRIBUTOR a separate listing of all products listing old cost and new cost. This form shall be completed by DISTRIBUTOR and submitted with amounts due DISTRIBUTOR within thirty (30) days. All products in transit are also eligible for price protection.

MOSEL VITELIC ALSO RESERVES THE RIGHT TO OFFER PRODUCT ON A COMMODITY COST BASIS TO DISTRIBUTOR. SUCII PRODUCT MAY BE OFFERED BY ADDENDUM TO THE FRANCHISE AND IS NOT SUBJECT TO THE NORMAL PROTECTION OFFERED HEREIN. SPECIAL TERMS AND CONDITIONS FOR SAID PRODUCT WILL BE LISTED ACCORDINGLY.

8. RETURNS:

8A. All initial stocking orders for (1) newly established distributor authorizations or (2) new MOSEL VITELIC product introductions are granted a 100% return privilege. This return privilege shall apply on a FIFO basis and shall apply only if the returned products have not been in DISTRIBUTOR's inventory for more than twelve (12) months after shipment from MOSEL VITELIC. All products returned hereunder must be shipped prepaid and accompanied with MOSEL VlTELIC's written authorization, which will not be unreasonably refused.

8B. DISTRIBUTOR may return for credit against future or pending purchase orders, a quantity of products from DISTRIBUTOR's inventory the aggregate value of which (as adjusted where appropriate pursuant to paragraph 7) does not exceed 5% of the net sales invoiced to DISTRIBUTOR by MOSEL VITELIC for products shipped to DISTRIBUTOR in the six (6) months immediately preceding such return. No return shall be permitted within six (6) months of a prior return pursuant to this subparagraph B of paragraph 8. This return privilege shall apply only if:

(1) The returned products have not been in DISTRIBUTOR's inventory for more than twenty-four (24) months after shipment from MOSEL VITELIC;

(2) The returned products have not been damaged, altered or misused;

(3) The returned products have been and are currently approved by MOSEL VITELIC for Distributor stocking;




(4) At the time of this return, DISTRIBUTOR must order a quantity of products the dollar value of which equals the dollar value of the products returned;

(5) All returns must be within the time periods specified above;

(6) All products returned hereunder must be shipped prepaid and accompanied by MOSEL VITELIC written authorization. DISTRIBUTOR agrees to furnish MOSEL VITELIC, upon written request, a detailed inventory report in a form and time acceptable to MOSEL VITELIC and the DISTRIBUTOR, as requested from time to time.

8C. MOSEL VITELIC will periodically notify DISTRIBUTOR of discontinued, obsolete or modified products, which may be returned within ninety (90) days of such notification for credit against future or pending purchase orders. Credit will be given on the basis of DISTRIBUTOR's actual purchase price, as adjusted where appropriate pursuant to paragraph 7. No returns will be permitted after ninety (90) days of MOSEL VlTELIC's notification.

9. TERMINATION AND CANCELLATION:

This Agreement shall be in effect upon the date thereof and may thereafter be terminated at any time by either party upon the giving of not less than thirty
(30) days' written notice by Registered or Certified Mail to the other party. However, if the DISTRIBUTOR's account is past due at the time of shipment, MOSEL VITELIC, at its discretion, may require cash in advance, hold up shipment until account is brought up to date, or may cancel any order to be shipped if the account is not brought up to date on or before the effective date of termination.

When ownership of DISTRIBUTOR changes, DISTRIBUTOR has effectively terminated the Agreement and the MOSEL VITELIC DISTRIBUTOR authorization is therefore automatically terminated for cause. If the newly owned Distributor wishes to maintain the previous relationship, a new application must be submitted to MOSEL VITELIC and if agreed to, a new Distributor Agreement will be issued.

MOSEL VITELIC shall not be liable in any manner on account of the termination or cancellation of this agreement. DISTRIBUTOR shall immediately discontinue all advertising or references to MOSEL VITELIC products upon such termination or cancellation. The right of termination as set forth herein is absolute. Both DISTRIBUTOR and MOSEL VITELIC are aware of the possibility of expenditures necessary for preparing for performance hereunder and the possible losses and damages which may occur to each in the event of termination. Both parties clearly understand that neither shall be liable for damages of any kind by reason of the termination of this Agreement.

If MOSEL VITELIC terminated this Agreement, MOSEL VITELIC will repurchase from DISTRIBUTOR, at DISTRIBUTOR's election, for cash payable within thirty (30) days of final restocking, all current standard products in DISTRIBUTOR's inventory, provided that such products are in saleable condition and provided such products have not been in DISTRIBUTOR's inventory for more than twenty-four (24) months. The repurchase price will be the DISTRIBUTOR's actual purchase price, as adjusted where appropriate pursuant to paragraph 7. If DISTRIBUTOR terminated, or if MOSEL VITELIC terminated following DISTRIBUTOR's material breach of any of the terms of this Agreement, a 10% restocking charge will apply. In the event the parts to be returned by DISTRIBUTOR are in original unopened MOSEL VITELIC BOXES, there will be no restocking charge.

10. GOVERNING LAW:

This Agreement shall be governed by and construed in accordance with the laws of the State of California as applied to agreements among California residents entered into and to be performed entirely within California.

11. ARBITRATION:

Any controversy or claim arising from or relating to this Agreement, or the breach or termination hereof, shall be settled by arbitration in the City of Santa Clara, California, in accordance with the then existing rules of the American Arbitration Association, provided, however, that the arbitrators shall not have any authority to change or revise any decision made by MOSEL VITELIC/DISTRIBUTOR where, by the terms of this Agreement, MOSEL VITELIC/DISTRIBUTOR has been given sole discretion, and provided further, that judgment upon any reward rendered may be entered in any court having jurisdiction thereof.

12. WAIVER:

The failure of MOSEL VITELIC to enforce, at any time or for any period of time, the provisions hereof of the failure of MOSEL VITELIC to exercise any option herein shall not be construed as a waiver of such provision or option and shall in no way affect MOSEL VlTELIC's right to alter enforce such provision or exercise such option.

13. ASSIGNMENT:

MOSEL VITELIC/DISTRIBUTOR may not assign its rights or duties under this Agreement without MOSEL VITELIC/DISTRIBUTOR's prior written consent, executed in the same manner as this Agreement. MOSEL VITELIC/DISTRIBUTOR may assign only to a subsidiary or successor in interest.

14. CONFIDENTIALITY:

Certain materials provided to MOSEL VITELIC/DISTRIBUTOR by DISTRIBUTOR MOSEL VITELIC must be considered confidential. These materials include, but are not limited to, price lists, specifications, prints, point of sales reports, inventory reports and related items. MOSEL VITELIC/DISTRIBUTOR will not use these materials in any way contrary to the directions of MOSEL VITELIC/DISTRIBUTOR and shall not copy, reproduce, loan, or use these materials in any manner which would allow them to fall into the possession of persons other than those authorized to have access to them within MOSEL VITELIC/DISTRIBUTOR's organization.

15. INTEGRATION:

This Agreement cancels and supersedes any previous understanding or agreements between the parties relating to the subject matter hereof, including any existing distributorship agreement. This Agreement expresses the complete and final understanding of the parties with respect to the subject matter hereof and may not be changed in any way except by an instrument in writing signed by both parties in the same manner as this Agreement.

16. CO-OP ADVERTISING:

To assist DISTRIBUTOR in advertising and promoting the products, MOSEL VITELIC shall accrue into a special advertising fund one-half percent (1/2%) of the net sales dollars invoiced to DISTRIBUTOR each month. Amount in such fund shall be used by DISTRIBUTOR in connection with advertising and other promotional efforts approved by both DISTRIBUTOR and MOSEL VITELIC.

17. SHIP FROM STOCK AND DEBIT:

From time to time, DISTRIBUTOR and MOSEL VITELIC will enter into a sale whereupon the actual value to the end customer will warrant a price decrease for the DISTRIBUTOR. In such cases, DISTRIBUTOR must obtain authorization from the Sales Representative in his area, at which time the Sales Representative will give DISTRIBUTOR an authorization number. After the product has shipped, at DISTRIBUTOR's original cost, DISTRIBUTOR may then debit MOSEL VITELIC for the agreed to difference in cost of said product.

DISTRIBUTOR will have forty-five (45) days from the time of shipment to end customer to claim and submit debit memos. Debit memos submitted after this period will be billed back.

IN WITNESS THEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

DISTRIBUTOR
By: /s/Keith W. Steenland

Name: Keith W. Steenland

Title: Vice-President Marketing Semi.



MOSEL VITELIC CORPORATION:

By: /s/Bruce Baird

Name Bruce Baird
Title: National Distribution Mgr.

MOSEL VITELIC CORPORATION DISTRIBUTOR AGREEMENT
















                       EXHIBIT 10.4

















DISTRIBUTION AGREEMENT
between

JAE ELECTRONICS, INCORPORATED
142 Technology Drive, Suite 100
Irvine, CA 92618
(949) 753-2600

A subsidiary of
Japan Aviation Electronics Industry, Ltd., of Tokyo, Japan

and

REPTRON ELECTRONICS
14401 McCormick Drive
Tampa, FL 33626
(888) 737-8766

Revision No. E
1 April, 1998

1

 INDEX

EXHIBIT A .DISTRIBUTOR AGREEMENT

ATTACHMENT I .PRODUCT CATEGORIES

ATTACHMENT II ....AUTHORIZED DISTRIBUTOR LOCATIONS AND
PERSONNEL

ATTACHMENT III .POLICY STATEMENT

ATTACHMENT IV ...OPERATIONAL POLICY

ATTACHMENT V ....INVENTORY ADJUSTMENTS AND RETURN

2

 DISTRIBUTOR AGREEMENT

AGREEMENT entered into as of the first day of August, 1998, between JAE ELECTRONICS, INCORPORATED, 142 Technology Drive, Suite 100, Irvine, California 92618 and RETRON ELECTRONICS, whose principal address is, 14401 McCormick Drive, Tampa, FL 33626 herein referred to as "DISTRIBUTOR".

A.WHEREAS, JAE Electronics Incorporated is a wholly owned

subsidiary of Japan Aviation Electronics Industry, Ltd.
A Japanese corporation, hereinafter referred to as "JAE", responsible for the marketing of their products in North Americas and

B.WHEREAS, JAE desires to designate Distributor Sales

companies throughout North America to re-sell it's products therein; and

C.WHEREAS, JAE desires to retain it's right to deal and sell directly to it's established customers or sell such products within North America; and

D.WHEREAS, Distributor desires to re-sell JAE's product under the terms and conditions set forth in this agreement.

NOW, THEREFORE, in consideration of the premises, JAE and DISTRIBUTOR agree as follows:

APPOINTMENT & TERMS

A.JAE ELECTRONICS, INC. hereby appoints the DISTRIBUTOR to sell JAE products cited in Attachment 1 at the locations shown in Attachment II. The appointment shall commence on 15 January, 1999 and shall continue thereafter from year to year unless sooner terminated, pursuant to Section 12.

B.JAE further reserves the right to modify, alter, improve change or discontinue any or all of the products covered by this Agreement. This Agreement shall cover the sale of such products as they may be modified, altered, improved, or changed; provided, however, that the DISTRIBUTOR shall have the right to refuse to handle or sell such products.

2.PRICING, COST AND TERMS

3

 A. JAE will supply DISTRIBUTOR with suggested resale price lists for products authorized for sale by DISTRIBUTOR. JAE reserves the unrestricted right to revise the price list without prior notice, by addition or deletion of products, or by revising prices or pricing policies.

Upon notification of price increases, DISTRIBUTOR will have thirty (30) days to place orders at the old price. After the thirty (30) days, all prices will increase as noted. All orders shippable within a ninety (90) day period of the effective date of the price increase, will be billed at the original price. All orders requested to be shipped after the ninety (90) day period, will be billed at the new price.

B. JAE will provide the DISTRIBUTOR with costing of the offered product as follows:

  1. All Class A product, as defined in Attachment I, will be offered for sale to DISTRIBUTOR at a specified cost per item, subject only to minimum purchase quantities specified in Section 3 and the Standard Distributor Cost List.

  2. Class B and C products, as defined in Attachment I, will be offered for sale to DISTRIBUTOR at a cost specified in the Standard Distribution Operational Policy, Attachment IV, paragraph 3.

C.Price lists, cost lists and individual product quotations issued by JAE are "Company Confidential" and are for the exclusive use of the DISTRIBUTOR and it's sales personnel. DISTRIBUTOR agrees neither to use, nor publish, communicate, divulge or disclose to unauthorized persons this price or cost information without the prior written consent of JAE during the period of this AGREEMENT or at any time subsequent thereto.

D. Terms of payment are Net thirty (30) days from invoice date.

E. All JAE costs are FOB Irvine, California unless otherwise mutually agreed upon in writing.

3. ORDERING:

A. The DISTRIBUTOR will be required to initially order and

4

 maintain stock levels of JAE's product commensurate with area and customers served. Sufficient levels of stock shall be maintained as determined by JAE and the DISTRIBUTOR to satisfy repeat customers and area needs.

B. The minimum acceptable purchase order values from the DISTRIBUTOR to JAE, are defined in Attachment IV, paragraph. 5.

C. Orders must be entered through JAE. Drop or direct shipments to the DISTRIBUTOR'S customers will not be made by JAE unless mutual prior approval is obtained from both DISTRIBUTOR and JAE in writing.

4. RETURNED MATERIALS

A. Unless otherwise mutually agreed upon in writing (and noted on Purchase Order) by both DISTRIBUTOR and JAE, items in Classes B & C categories are not returnable except for quality and/or workmanship considerations as stated in the standard JAE warranty policy.

B. The initial stocking of inventory shall consist mainly of Class A products, 50% of which may be exchanged once in it's lifetime, on a dollar for dollar basis after six (6) but prior to twelve (12) months from the date initial stocking inventory shipped from JAE to DISTRIBUTOR. Attachment V contains a complete and detailed product return policy.

C.Credit of original DISTRIBUTOR purchase order cost of each item will be issued for returned product, subject to terms outlined in Attachment V.

5. STOCKING MAINTENANCE:

A. DISTRIBUTOR shall send a report to JAE on a monthly basis, containing contents of it's JAE inventory. This report shall include JAE part number, and current inventory quantities

B. The obligatory initial stocking package for DISTRIBUTORS, shall consist of products mutually agreed upon between JAE and Distributor. The product package will be designed to serve both the area and customer needs. A purchase order for the package will be required with the return of the signed DISTRIBUTOR AGREEMENT.

 C. The DISTRIBUTOR shall maintain a minimum overall stock level of product sufficient to service recurring customers in the area. It is recommended that additional stock be maintained to service new or potential customers in the area.

6. PRICE PROTECTION:

A. Authorized distributors will be "Price Protected" on Class A products up to the last column of pricing in the Distributor Price List.

B. In the event of price reduction of JAE's Standard Price List at Distributor participation levels, JAE may choose to lower the prices in the Standard Distributor Cost List. If an adjustment is made, all affected part numbers in DISTRIBUTOR'S stock for twelve (12) months or less, will qualify for the adjustment. The DISTRIBUTOR will be required to furnish purchase order numbers and purchase dates of all materials to be adjusted.

Pricing in competitive situations - See Attachment IV.

7. DISTRIBUTION AUTHORIZATION:

A. DISTRIBUTOR shall exert it's best effort and ability to promote and sell JAE products in the best interest of JAE.

B. The DISTRIBUTOR shall cooperate with local JAE Sales Representatives in every reasonable manner, inclusive of obtaining information which will assist in expanding product usage, data with regards to customer requirements, problems, or prototype activity.

C. The DISTRIBUTOR may not encumber any JAE product stock until such products have been fully paid for by the DISTRIBUTOR.

8. REFERRALS AND LOCAL SALES SUPPORT:

A. JAE shall make every reasonable effort to refer customers to DISTRIBUTOR up to the price protected quantity levels. Referrals to specific DISTRIBUTORS in an area shall be based upon proximity to the customer, and available inventory.

B. JAE will direct it's local Representatives when possible, to assist DISTRIBUTORS in obtaining approval of JAE product, and to suggest additions in inventory stock. -

C. Commissions shall be paid by JAE to JAE Sales Representatives on sales made by authorized DISTRIBUTOR to Customers in the Representative's territory, based upon Point of Sale Reports described in Section 11.

9. LITERATURE:

At the discretion of JAE, reasonable quantities of catalogs and other literature will be supplied to the DISTRIBUTOR at no charge.

10. SALES PROMOTION:

JAE will share in the cost of advertising based upon DISTRIBUTORS yearly purchases of JAE product. Yearly sales shall be computed on the calendar year unless otherwise approved by JAE. Prior written approval by JAE must be obtained for advertising and supporting documents submitted for payment (i.e. copies of invoices, ad reprints, etc.). JAE portion of advertising shall not exceed 1% of total Distributor sales for the calendar year.

11. POINT OF SALE REPORTS:

A. DISTRIBUTOR shall provide JAE with a Monthly Point of Sale Report. The report is to include customer information, (name and address), resale dollar valuations by product groups (per JAE terminology, i.e. "PS" or "SRC"
etc....), or by other mutually agreed upon means of identification breakdown.
See Attachment IV, paragraph 7, of the Standard Distribution Operational Policy for required information. Such reports are due at JAE's facility on or before the last day of the month following the month in which the product was shipped.

B. The product price shall include only the value of JAE product. "Value Added" costs are not to be included in the POS. See Attachment IV, paragraph 7.I.

12. TERMINATION:

 Subject to the terms of Section 13, either party may terminate this AGREEMENT upon thirty (30) days prior written notice. For purposes of this paragraph, "Written notice" shall be deemed given when it has been properly addressed to the party's principal place of business, postage prepaid for transmittal by certified mail, return receipt requested and deposited in the mail.

A. Should the DISTRIBUTOR voluntarily terminate this AGREEMENT, JAE will accept the return of Standard Class A stock only, freight prepaid, at a restocking charge of 20% of the purchase price. All stock must be in original package and condition (as shipped from JAE to Distributor), must be marketable, and is subject to the acceptance of JAE's Quality Control Department.

B. Should JAE terminate this AGREEMENT, JAE will be obliged to repurchase only the Class A Stock, plus all Class B stock remaining from the original stocking order at DISTRIBUTOR'S purchase cost. All stock must be in original package and condition (as shipped from JAE to DISTRIBUTOR), must be marketable, and is subject to the acceptance of JAE'S Quality Control Department.

C. This AGREEMENT, shall be deemed terminated by DISTRIBUTOR, pursuant to
Section 12, paragraph A, without further act of either party if the DISTRIBUTOR has;

1) filed, or has filed against it, a petition for Bank-ruptcy; or

2) sought or is seeking reorganization, arrangement or other relief under the Bankruptcy act or other insolvency or similar act: or

3) made an assignment for the benefit of creditors; or

4) ownership of DISTRIBUTOR changes.

D. Should the DISTRIBUTOR be an individual, this AGREEMENT, upon his death, shall be deemed terminated without further act on behalf of either party, pursuant to Section 12, paragraph A.

E. JAE may waive any of the conditions set forth in Section 12, and may elect to continue it's relationship with DISTRIBUTOR under such terms and conditions as may be agreed upon.

8
 13. TRANSFER OF AGREEMENT:

This AGREEMENT shall inure to the benefit of and shall be binding upon the parties hereto as well as their respective successors and assigns subject to the provisions of Section 12. No Assignment shall be made by the DISTRIBUTOR without the prior written consent of JAE.

14. INDEMNIFICATION:

Supplied shall indemnify, defend and otherwise hold harmless DISTRIBUTOR, its affiliates and its customers, and each of them, from all costs, loss, damage, liability, or expenses of whatsoever nature, including attorney's fees, arising from or in any way connected with any proceeding (legal or equitable) or claim brought or asserted against DISTRIBUTOR, its affiliates or its customers, and each of them, arising from or in any way connected with the manufacture, sale, possession or use, including demonstration of or display of warranty, of Products purchased under this Agreement by DISTRIBUTOR or a customer of DISTRIBUTOR, based on an allegation that the Products, or any part thereof, or their distribution or use infringe any patent, copyright, trademark, trade secret, or violation of the Semiconductor Chip Protection Act, or any similar legislation now or hereafter enacted, or like or similar claim, if DISTRIBUTOR promptly notifies SUPPLIER of any such proceeding or claim after it becomes known to DISTRIBUTOR and DISTRIBUTOR provides all the assistance and cooperation to SUPPLIER that is reasonable requested. SUPPLIER shall not be liable to DISTRIBUTOR, its affiliates or its customers under any provision of this Subsection to the extent that any claim is based upon (i) a use for which the Product or part was not designated, or (ii) an alteration of the Product or part, which alteration has caused the infringement action.

15. APPLICABLE LAWS:

The conditions contained herein, shall be interpreted in accordance with the laws of the State of California.

16. FORCE MAJUERE:

Neither party shall be responsible for any failure to comply with the terms of this AGREEMENT, or for any delay in performance of, or failure to perform, in whole or in part, under any AGREEMENT entered into between the parties hereto as contemplated in this AGREEMENT, where such failure or delay is due to fire, explosion, flood, riot, strike, or other differences with workmen, shortage of utility, material or labor, freight embargo, transportation delay, breakdown or accident, act of God or public enemy, compliance with or other action taken to carry out the intent or purpose of any law or regulation, or any other cause beyond the reasonable control of JAE or DISTRIBUTOR.

17. DISTRIBUTORS AND ARBITRATION:

The parties agree that any disputes or questions arising here-under, including, the construction or application of this AGREEMENT, shall be settled by arbitration in accordance with the rules of the American Arbitration Association then in force, and that the arbitration hearings shall be held in the city in which the principal office of the party requesting the arbitration (with the American Arbitration Association), is located. If the parties can not agree upon an arbitrator within ten (l0) days of the demand, either or both parties, may request the American Arbitration Association to name a panel of five (5) arbitrators. JAN shall strike the names of two (2) from the list, the DISTRIBUTOR shall then strike the names of two (2) from the list with the remaining name to be the arbitrator. The decision of the arbitrator shall be final and binding upon the parties both as to the law and fact, and shall not be appealed to in any court in any jurisdiction. The expenses of the arbitrator shall be shared equally by the parties, unless the arbitrator determines that the expenses shall be otherwise assessed.

18. ENTIRE-AGREEMENT:

This AGREEMENT contains the entire AGREEMENT of the parties hereto and supersedes any and all previous AGREEMENTS. Any amendments, alterations or changes, shall, accordingly, be binding only upon the execution of a written document executed by both parties.

IN WITNESS WHEREOF, the parties hereto have caused this AGREEMENT to be executed by a duly authorized officer on the date first above written.

(Witness):DISTRIBUTOR

By: /s/ Jack Killoren

Title: VP/ Marketing

Date: 12/16/98

JAE ELECTRONICS, INCORPORATED

A subsidiary of

Japan Aviation Electronics, Industry, Ltd.

By: /s/Yasuo Takagi

Title: President

Date 1/6/99

By:/s/

Title: General Manager

Date: 5 January 1999

By: /s/

Title: Sales Director

Date 1/5/99

















                              EXHIBIT 10.5





















Silicon Storage Technology, Inc.

Distribution Agreement
(North America)

THIS AGREEMENT is made and entered into as of March 23, 1999, by and between Silicon Storage Technology, Inc., (hereafter referred to as "SST") a California corporation, with it's principal place of business at 1171 Sonora Court, Sunnyvale, California, 94086, and Reptron Electronics, Inc . a Florida Corporation, with its principle place of business at

14401 McCormick Drive, Tampa, FL 33626 (hereafter referred to as
"Distributor").

Now, Therefore, the parties, in consideration of the mutual promises contained herein, intending to be legally bound, agree as follows:

1. General
This Agreement governs all transactions hereafter entered into between SST and Distributor concerning SST brand products listed in the Distributor Price List of SST. Such products, if they have been sold by and through SST, are hereafter referred to as "Product(s)".

2. Appointment
Subject to the terms set forth in the Agreement, SST hereby appoints the Distributor, and the Distributor accepts the appointment by SST, to be a non-exclusive, independent distributor of the Products set forth on the attached Schedule "A". Distributor shall be authorized to handle additional Products, only if SST signs an appropriately revised Schedule "A".

3. Territory Distributor shall promote, sell and distribute Products to customers located only in the geographic area (the "Territory") set forth in Schedule "B" hereto, except as may be approved in advance in writing by SST's Distribution Sales Director in a particular instance. SST reserves the right to make sales directly or indirectly or to designate others to make sales, to customers located within the Territory.

4. Term
This Agreement shall become effective on the date of execution, to be renewed annually unless terminated as provided in Section 16 of the Agreement.

5. Distributor Locations The principal place of business of distributor, and such other locations as are set forth on Schedule "C" hereto, shall be the only locations at or from which Distributor may promote sell or distribute Products. Distributor shall not establish any new, different or additional sales locations for Products without prior written consent of SST.

c:\eh\DA99.doc

1171 Sonora Court, Sunnyvale, CA 94086, U.S.A.

Tel: (408) 735-9110 Fax: (408) 735-9036


3

Silicon Storage Technology, Inc.

6. Purchases Distributor shall order and purchase Products from SST in accordance with the terms and conditions of this Agreement, and in accordance with such additional order processing procedures as outlined in the SST "Policy and Procedure Manual" and as may be established by SST from time to time. SST may set such procedures forth in written communications, such as bulletins, letters, or the like. The terms and conditions of the Agreement will be deemed incorporated in all orders by Distributor for Products and will apply irrespective of (and in lieu of) any other items which may be contained in any forms or correspondence submitted by Distributor to SST. SST's acceptance and Distributors submission of such orders is expressly conditioned on the terms and conditions of this Agreement applying to such orders. The following terms shall be deemed incorporated in all orders place by
Distributor:

  (a) The prices for Products shall be those set forth on SST's Distribution Price List in effect on the date of delivery by SST to Distributor

  (b) Price Protection: In the event SST decreases the price of a Product in its Distribution Price List, Distributor may apply for credit equal to the difference between the actual price paid to SST for each such Product (less any credits previously issued by SST) and the new lower price for such Products then in the Distributor's inventory at each Location on the effective date of the price decrease. On the date of the price decrease a physical count must be taken by Distributor of the Products which are being decreased in price and for which Distributor requests credit. Distributor to SST must submit the results of the count in writing within 30 days of the effective date. SST shall have the right to audit Distributor's books and accounts and to inspect Distributor's inventory to verify the accuracy of such count and report. Credit will be issued only upon authorization of the National Distributor Sales Manager or functional equivalent, and Distributor will not be eligible for such credit if Distributor fails to submit in writing within aforementioned thirty day period the inventory count, or has failed to submit each of the monthly sales and inventory reports specified in l9 (c) hereof or fails to permit SST to audit the accuracy of such reports.

  (c) All Distribution Price Lists are subject to change by SST without notice, except that SST shall use its best efforts to give prior notice to Distributor of price increases.

  (d) All prices, unless otherwise specified, shall not include any applicable federal, state, or local sales, advalorem, use or similar taxes, all of which shall be the responsibility of Distributor.

  (e) All orders placed by Distributor for Products shall be acknowledged by SST and scheduled for a delivery date(s). Orders are firm and non-cancelable by Distributor once the scheduled delivery date for a Product is thirty (30) days or less, except (l) in the event of SST's delaying delivery as set forth in the subsection (h) below, or (2) with respect to those Products for which SST has given notice of an increase in price after placement of Distributor's order.

(f) All prices are EWE, (Ex Works Factory) SST, Sunnyvale, California. SST shall be deemed to have delivered all Products when such are put in the custody of a carrier at

c:\eh\DA99.doc

1171 Sonora Court, Sunnyvale, CA 94086, U.S.A. Tel: (408) 735-9110 Fax: (408)
735-9036


Silicon Storage Technology, Inc.

SST's shipping dock, at which time all risk of loss and/or damage shall pass to Distributor. Distributor shall bear all costs of freight, freight insurance and associated costs. Within thirty (30) days after receipt of any Products, Distributor shall notify SST in writing of any damage or defects in such Products. Failure to do so shall be deemed conclusive proof that such damage or defects are not attributable to the fault of SST and shall constititute a waiver of all claims against SST arising out of such damage or defects (except for SST 's warranty obligations as set forth in Section 9 of this agreement).

  (g) SST shall invoice Distributor for each shipment, such invoice to be sent on or after date of shipment by SST. Unless otherwise stated by SST, terms of payment are thirty (30) days net from date of invoice. Credit, if any, is subject to prior approval by SST as to the amount and terms. SST reserves the right at any time, to require payment in advance or to modify or revoke credit or credit terms, either generally or with respect specific orders. SST may at any time, in SST's sole discretion, refuse, vary, change or limit the amount of duration of credit to be allowed Distributor. Invoice not paid within thirty (30) days after they are due shall be subject to interest at a rate of two percent (2%) per annum above the interest rate charged by Citibank N. A. to substantial and responsible corporate borrowers, computed on the basis of a year of 360 days and the actual days elapsed.

  (h) Delivery dates given by SST for orders for Products placed by Distributor shall be considered SST's best estimates only and SST reserves the right to apportion Products among its customers in it sole discretion. To cancel a purchase order for delay in delivery, Distributor must first give written notice thereof to SST, and SST shall have until the end of five (5) full business days after such notice is actually received by SST in which to deliver, after (but not before) which such order shall be deemed cancelled.

7. Inventory and Stock Adjustments

  (a) Distributor agrees to maintain an adequate inventory of all Products to meet the sales forecast for the Territory.

  (b) Products may be returned to SST only if authorized in writing in advance. If SST approves a return, SST will first issue to Distributor a Return Material Authorization (RMA) number. Return Material Authorization numbers shall appear on the outside of all boxes being returned. Unauthorized returns or returns without a proper RMA number shall be returned to Distributor, transportation charges collect. All Products returned to SST must be properly packed in original packing tubes, or unbroken dry packs and must be shipped freight prepaid and are subject to SST's verification and inspection prior to replacement, repair or credit.

  (c) Notwithstanding the foregoing, Distributor may return twice a year (in the particular months each year that SST has scheduled Distributor for stock rotation) up to ten percent (10%) of the value (value being the actual purchase price paid to SST less any credit previously issued by SST) of Distributor's then existing inventory of products based on prior month's inventory report provided that the Products that Distributor requests be to return are those listed in SST's then most current Distribution Price List. The return request must be accompanied by an offsetting purchase order for other Products (minimum of 25% in the same family) of equal or greater value. All requested

c:\ch\DA99.doc

1171 Sonora Court, Sunnyvale, CA 94086, U.S.A. Tel: (408) 735-9110 Fax: (408)
735-9036



Silicon Storage Technology, Inc.

shipment dates on the offsetting purchase order must be within thirty (30) days of the order date.

  (d) SST will give written notice of the discontinuance of any Products. Within 30 days of receipt of such notice, Distributor shall notify SST in writing of its inventories of such Discontinued Product. Thereafter, SST will issue an RMA to Distributor authorizing the return of the Discontinued Products to SST. Provided that the Distributor has complied with all the requirements set forth in subsection (b) above and the Discontinued Product is returned to SST within thirty (30) days after issuance of an RMA, Discontinued Product returned for exchange will be credited at either the current Distributor Price or at the original purchase price paid by Distributor, less any credits received by Distributor, whichever is less. Any RMA issued pursuant to this subsection shall be and become null and void if Distributor fails to return the subject Discontinued Products within said thirty-day period. Discontinued Products not returned within authorized time period would be deemed NON RETURNABLE.

8. Product Development

SST reserves the right, in its sole discretion, to, at anytime, make modification, improvements or changes to Products or to discontinue the sale of any products without incurring any liability whatsoever to Distributor or others.

9. Cooperative Merchandising Program

  (a) Distributor agrees to participate in SST's cooperative merchandising program, which may cover such joint activities as cooperative advertising, sales promotions, trade show participation and other merchandising efforts approved by SST. Under the provisions of the program, each fiscal quarter SST will contribute to the fund an amount of one percent (1 %) of the Distributor's net purchases of the Products from SST for prior fiscal quarter up to a maximum of $25,000. Thereafter, for the balance of the fiscal year the rate of contribution will be reduced to one-half percent (0.5%) of such sales. The contributions will be cumulative in the fund for any fiscal year, except that any contributions from the first three (3) fiscal quarters of any fiscal year not utilized at the end of such fiscal year will revert to SST. SST's contribution to the fund in the fourth fiscal quarter ( along with the contributions from the prior three fiscal quarters) and any balance remaining from such fourth fiscal quarter contribution shall remain in the fund and be available for use during the first fiscal quarter of the subsequent fiscal year. Any fourth quarter contribution remaining in the fund at the end of the first fiscal quarter of the subsequent fiscal year will revert to SST.

  (b) Upon the expenditure for advertising or promotion being made by SST, the Distributor and the fund will each be billed for one-half of such expenditure. Upon expenditure for advertising or promotion being made by Distributor, Distributor for one-half of such expenditure will bill the fund. Billings by either party must be verified by supporting detailed invoices. Any party must have the prior written approval of the other party including consent of Distributor allowing SST to use the trade name and trademarks of the Distributor in connection therewith. Any unpaid amounts owed by either party

c:\eh\DA99.doc

1171 Sonora Court, Sunnyvale, CA 94086! U.S.A. Tel: (408) 735-9110 Fax: (408)
735-9036


Silicon Storage Technology, Inc.

to the other pursuant to this Section 9 shall be paid in full no later than the effective termination date of this Agreement.

10. Warranty
SST warrants solely to the end-user, that Products will be free from defects in material and workmanship under normal use and service for a period of one
(1) year from date of delivery of the product, in new condition, to the end user. This warranty is void if the Product is subject to accident, misuse, neglect, improper handling, improper installation, and improper repair or is modified or altered. The sole and exclusive obligation of SST under this warranty, is the repair or replacement by SST or by its Distributor (at there option) of such defective or missing parts as are causing the malfunction with new or refurbished parts. If SST or its Distributor does not replace or repair such part, the end-user's sole remedy against SST shall be to obtain a refund of the price charged by SST's Distributor within the warranty period and no later than thirty (30) days after the occurrence of such malfunction, whichever occurs first. To obtain service under this warranty, the end-user must bring the malfunction to the attention of SST or one of SST's Distributors within the twelve (12) month period and no later than thirty (30) days after the occurrence of such malfunction, whichever occurs first. THERE ARE NO OTHER WARRANTIES, WHICH EXTEND BEYOND THE FACE OF THIS WARRRANTY. ALL OTHER WARRANTIES, EXPRESS OR IMPLIED, INCLUDING THE WARRANTIES OF MERCHANTIABILITY, FITNESS FOR A PARTICULAR PURPOSE, AND FITNESS FOR USE, ARE HERE EXCLUDED. No SST Distributor and no person other than the President of SST may extend or modify this warranty. No such modification or extension is effective unless it is in writing. No other statement of fact or promise made by SST or its employees or its representatives by words or actions constitutes a warranty. Distributor is obligated to make its customers and end-users aware of the terms of SST's warranty prior to the sale of the Product to an end-user. Distributor shall actively participate in the resolution of customer complaints and shall cooperate with SST in providing warranty service. In particular, Distributor is responsible for Products returned to SST under this warranty (1) be accompanied by a Return Material Authorization (RMA) issued by SST; (2) be accompanied by the Distributor's customer's failure analysis report or the like; (3) be received by SST no later than sixty (60) days following the date on which such Products were returned by Distributor's customer and (4) otherwise comply with SST's warranty service procedures. SST shall not be liable under this warranty unless SST's examination of such product shall disclose, to its satisfaction, that such defects have not been caused by misuse neglect, improper handling, improper installation, improper repair, modification or alteration.

11. Limitation of Liability IN NO EVENT SHALL EITHER PARTY BE LIABLE UNDER ANY PROVISION OF THIS AGREEMENT FOR ANY INDIRECT, INCIDENTAL, SPECIAL OR CONSEQUENTIAL DAMAGES, INCLUDING LOSS OF PROFITS, TRVENUE DATA, OR USE, INCURRED BY EITHER PARTY OR ANY THIRD PARTY,

c:\eh\DA99.doc

1171 Sonora Court, Sunnyvale, CA 94086, U.S.A. Tel: (408) 735-9110 Fax: (408)
735-9036


Silicon Storage Technology, Inc.

WHETHER IN AN ACTION IN CONTRACT OR TORT OR BASED ON A WARRANTY, EVEN IF THE OTHER PARTY OR ANY OTHER PERSON HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGES. SST's INABILITY FOR DAMAGES UNDER THIS AGREEMENT SHALL IN NO EVENT EXCEED THE AMOUNTS ACTUALLY PAID BY DISTRIBUTOR TO SST UNDER THIS AGREEMENT FOR THE PRODUCTS TO WHICH SUCH LIABILITY RELATES. SST hereby disclaims any representation or warranty that the Products are compatible with any combination of other hardware products or software products, other than the SST-designated system components. Distributor may, however, connect with the Products devices other than SST specified Products. The provisions of section 10 allocate the risks under this Agreement between SST and Distributor. SST's pricing reflects this allocation of risk and the limitation of liability specified herein. SST shall have no liability for any direct, indirect, incidental, special or consequential damages related to or arising out of any Products altered by or on behalf of Distributor. Distributor assumes any and all risks and liabilities related to or arising out of any such alteration.

12. Indemnity
  (a) SST will defend Distributor against a claim that Products furnished and used with the scope of this agreement infringed any issued (as of Effective
Date) United States Patent ("Claim"), and SST will indemnify Distributor for any damages awarded or paid in settlement based upon a Claim, provided that:
(1) Distributor notifies SST in writing within five (5) days of any Claim, (2) SST has sole control of the defense and all related settlement negotiations, and (3) Distributor provides SST with the assistance, information and authority necessary to perform the above. SST will reimburse Reasonable out -of -pocket expenses incurred by Distributor in providing assistance.
  (b) SST shall have no liability for any claim of infringement based on (1) use of a superceded or altered release of the Products if such infringement would have been avoided by the use of current unaltered releases of the Products that SST provides to Distributor, (2) the combination, operation or use of any of the Products furnished under this Agreement with products or data not furnished by SST if such infringement would have been avoided by the use of the Products without such Products or Data, or (3) any markings or branding not applied or authorized by SST, or if same was applied at the request of Distributor.
  (c) In the event the Products are held or are believed by SST to infringe, SST shall have the option, at its expense, to (1) modify the Products to be non-infringing, (2) obtain for Distributor and its customers the right to continue using the Products, or (3) terminate this Agreement with respect to the infringing Products and refund the fees paid for those Products, less a reasonable sum for use, wear and tear.
  (d) This section 12 states Distributor's exclusive remedy and SST's entire liability for any infringement.

13. Proprietary Rights
  (a) Ownership of Proprietary Rights. SST shall retain all copyrights, trademarks, trade secrets, patents, mask works and all other intellectual property embodied in the Products

c:\eh\DA99.doc

1171 Sonora Court, Sunnyvale, CA 94086, U.S A. Tel: (408) 735-9110 Fax: (408)
735-9036



Silicon Storage Technology, Inc

including any improvements or enhancements to the Products. Except as otherwise expressly provided in this Agreement, Distributor has no right, title or interest in the Products or any intellectual property relating to the Products and shall not copy, reproduce, reverse engineer, disassemble, or otherwise use, tin whole or in part, the Products.

  (b) No Modification or Implied Licenses. All Products Distributed by Distributor shall be Distributed only in the form shipped by SST, and Distributor shall not alter, modify, or change any Product or its package or use in relation to any product or any trademark of or carried or offered by Distributor or any third party without the prior written consent of SST. The Products are offered for sale and are sold by SST subject in every case to the condition that such sale does not convey any license, expressly or by implication, to manufacture, duplicate or otherwise copy or reproduce any of the Products. Distributor shall take appropriate steps with it customers, as is reasonably prudent or as SST may request to inform them of and assure compliance with the restrictions contained in this subsection.

  (c) Trademarks and Trade Names. Distributor hereby acknowledges the validity of the trademarks of SST, and the other marks and trade names now or hereafter affixed to Products or used in connection with SSTs business, and Distributor agrees that SST exclusively owns such and the Distributor shall not contest it. Distributor agrees not to remove such marks or names from Products, or alter or deface same. Distributor is hereby granted a non-exclusive right t use in the Territory in connection with the sale of Products such trademarks or names as SST uses in connection with such Products, and to refer to itself as an Authorized SST Distributor in connection with the promotion, sale, marketing or service of Products in the Territory, but all such rights shall cease immediately upon the termination of the Agreement. Not with standing the foregoing, Distributor shall not use, and is strictly prohibited from using, any such trademarks or trade names as part of Distributor's trademark or name or in any manner which SST concludes, in its sole judgment, is unfair, confusing or misleading to the public or which otherwise adverse reflects upon the good name and reputation of SST. The parties acknowledge that the goodwill associated with the marketing of Products belongs to SST and that Distributor shall have no vested or proprietary rights thereto.

  (d) Nondisclosure. By operation of and performance under this Agreement, the parties may have access to information that is confidential to one another (the "Confidential Information"). The Confidential Information shall include all intellectual property and technology comprising or underlying the Products, all technical and marketing information relating to Products and SST's other products and business, and all information clearly marked as confidential. A party's Confidential Information shall not include information which (1) is or becomes a part of the public domain through no act or omission of the other party; (2) was in the other party's lawful possession prior to such access to or the disclosure of same, and had not been obtained by the other party either directly or indirectly from the party granting such access or making such disclosure, all of which is so documented by the other party;
(3) is lawfully disclosed to the other party by a third party without restriction on such disclosure; or (4) with respect to information that is the same as or substantially identical to the Confidential Information, is independently developed and is so documented by the other party. The

1171 Sonora Court, Sunnyvale, CA 94086, U.S.A. Tel: (408) 735-9110 Fax: (408)
735-9036


Silicon Storage Technology, Inc.

parties agree, both during the term of this Agreement and after the termination of this agreement, and of all rights granted hereunder, to hold each other's Confidential Information in confidence. The parties agree not to disclose or make each other's Confidential Information available, in any form, to any third party or to use each other's Confidential Information for any purpose other than as permitted by this agreement Each party agrees to take all reasonable steps to ensure that Confidential Information is not disclosed or distributed by its employees or agents (who have access to same only because of and on a need to know basis) in violation of any provision of this Agreement.

14. Compliance With Laws

  (a) Export Law Compliance. Distributor understands and recognizes that the Products and other materials made available to it hereunder may be subject to the export administration regulation of the United States Department of Commerce and other United States government regulations related to the export of technical data and equipment and products produced therefrom. Distributor is familiar with and agrees to comply with all such regulation, including any future modification thereof, in connection with the Distribution of the Products. Distributor agrees to obtain the same agreement from each of its dealers and end users. Distributor hereby agrees to indemnify and hold SST harmless from any breach of this Section.

  (b) Foreign Corrupt Practices Act. Distributor hereby agrees that it shall comply with the requirements of the United States Foreign Corrupt Practices Act (the "Act") and shall refrain from any payments to third parties which would cause SST or Distributor to violate the Act. Distributor hereby agrees to indemnify and hold SST harmless form any breach of this Section.

15. Force Majeure
SST shall not be responsible for any liabilities, loss or damage to the Distributor or others arising out of or in connection with strikes, riots, fire, insurrections, wars, acts of civil or military authorities, restraints of governments, acts of the elements, embargoes, failures of carriers, shortages, acts of God or of the public enemy or any cause beyond the direct control of SST.

16. Optional Termination

  (a) This Agreement, or the authorization for any of Distributor's Locations, may be terminated by either party without cause and solely for the convenience of the terminating party, by giving thirty (30) days written notice to the other party.

  (b) Either party may terminate this Agreement forthwith, by giving written notice to other party in the event such other party commits a breach of any of the terms and conditions of this Distributor Agreement, suffers a change in ownership or control, ceases to function as a going concern or to conduct its operation in the normal course of affairs, makes an assignment for the benefit of creditors, files a voluntary petition under the federal bankruptcy laws or any state law of similar importance without having the same dismissed within thirty (30) days of its filing or makes any bulk transfer of its assets.

c:\eh\DA99.doc

1171 Sonora Court, Sunnyvale, CA 94086, U.S.A. Tel: (408) 735-9110 Fax: (408)
735-9036


Silicon Storage Technology, Inc.

  (c) in the event this Agreement is terminated by SST for the convenience of SST, and without the fault of Distributor, SST's sole obligation shall be to repurchase, at Distributors option, Distributor's inventory of Products (but limited to those listed in SST's then most current Distributor Price List), at the lower of either the actual price paid to SST less credits previously issued by SST for such Products or SST's then prevailing prices, freight cost to be borne by SST.

  (d) In the event authorization for one or more of Distributor's Locations (but not the Agreement) is terminated by SST for the convenience of SST, and without fault of Distributor, SST's sole obligation shall be to repurchase, at Distributor's option, Distributor's inventory of Products (but limited to those listed in SST's then most current Distributor Price List) provided that SST shall not be obligated to repurchase such inventory in excess of the value of the Products (value being the actual purchase price paid to SST for such Products less any credits issued by SST) sold by Distributor from and through such terminated Distributor location(s) during the ninety (90) days prior to such notice of termination, and further provided that the price SST shall pay for the repurchase of such inventory shall be at the lower of either the actual purchase price paid to SST, less credits issued by SST to Distributor for such Products or SST's then prevailing price for such, freight cost to be borne by SST.

  (e) In the event this Agreement is terminated by Distributor for the convenience of Distributor, or by SST upon notice to Distributor pursuant to Subsection (b) hereof, then Distributor shall resell to SST at SST's option, all or part, as SST may elect, of Distributors inventory of Products, at the lower of either the actual price paid to SST less any credits previously issued by SST for such Products, or SST's then prevailing price for such less, in either case, a fifteen percent (15%) restocking charge, freight costs to be borne by the Distributor.

  (f) Upon termination of this Agreement, Distributor shall have thirty (30) days of date of termination, pay to SST, any debt balance it has with SST.

  (g) Upon termination of this Agreement neither party shall be liable to the other party for damages, expenditures, loss of profits or prospective loss of profits of any kind or nature sustained or arising out of, or alleged to have arisen out of such termination. There are no third party beneficiaries to this Agreement and no customer or end-user of Distributor shall have any rights against SST as a result of the termination of this agreement.

  (h) On termination, Distributor will promptly follow SST instructions regarding disposition of price lists, data sheets, data books, and other promotional literature pertaining to the Products, and make Distribution inventory and records and accounts of transactions involving Products available for SST inspection and audit, if requested. Distributor shall promptly cease any and all use of SST trademarks, and SST may expressly authorize trade names except as in connection with the sale of remaining inventory of Products.

17. Dispute Resolution

Except for violations as to confidentiality under section 13, in the event that at any time during the term of this Agreement a disagreement should arise as to the interpretation or

c:\eh\DA99.doc

1171 Sonora Court, Sunnyvale, CA 94086, U.S A. Tel: (408) 735-9110 Fax: (408)
735-9036


Silicon Storage Technology, Inc.

performance under this Agreement, the parties will attempt in good faith to resolve their differences before resorting to termination procedures provided in section 16 of this Agreement. If the project Directors (or functional equivalent) of the parties cannot resolve the disputed matter within ten ( l
O) days, it shall be referred to the Vice President (or functional equivalent) of SST and the Vice President (or functional equivalent) of Distributor. If these individuals cannot resolve the matter within fifteen (15) days, it shall be referred to the President of SST and the President of Distributor. If these individuals cannot resolve the matter within twenty-one (21) days, either party shall be free to take any other proper action, including submission of the matter to appropriate judicial authorities, so long as the jurisdiction and venue for any proceeding related to such action is within Santa Clara County, California, U.S.A. The parties by agreement may, but are not required to, submit any disagreement concerning an obligation of confidentiality under Section 13 to any of the dispute resolution methods described above.

18. Applicable Law This Agreement and all acts and transactions pursuant hereto shall be governed, construed and interpreted in accordance with the laws of the State of California, U. S. A., as such laws are applied t agreements between California residents entered into and to be performed entirely within California.

19. Sales Activities

  (a) Distributor shall diligently pursue sales objectives for Products in the Territory, assisting SST and its representatives in every reasonable manner in expanding sales of Products.
  (b) Distributor shall meet with SST or its representatives quarterly for the purpose of mutually developing a six-month rolling sales forecast for Products.

  (c) Distributor shall prepare and submit to SST all reports required by SST including but not limited to a monthly computer printout, magtape or floppy disc Point of Sales report and an end of inventory Report of Product at each Distributor allocation. Such Point of Sales and Inventory Reports are due by the fifth (5th) of the following month.
  (d) SST reserves the right to audit and review Distributor's business records pertaining to SST transactions. Distributor agrees to maintain complete, current and adequate records of all purchases of Product, inventories of Product, sales of Product as well as records of all debit memorandums pertaining to the distribution of Products. Distributor agrees to make available for inspection all supporting documentation for purchases, sales, inventories, debit claims as well as claims for cooperative merchandising and promotion. SST will provide written notification to Distributor it the audit and review requires visual on site inspection by SST or its external audit firm.

20. Miscellaneous
  (a) Severability. If any part of this agreement is found invalid or unenforceable, that part will be amended to achieve as nearly as possible the same economic effect as the original provision and the remainder of this Agreement will remain in full force.

c:\eh\DA99.doc

1171 Sonora Court, Sunnyvale, CA 94086, U.S.A. Tel: (408) 735-9110 Fax: (408)
735-9036


Silicon Storage Technology' Inc.

  (b) Distributor Purchase Order Terms and Conditions Superceded. It is expressly agreed that any of the terms and conditions of Distributor's purchase order or the like shall be superseded by the terms and conditions of this Agreement. SST hereby rejects all teens and conditions that Distributor attempts to apply to the transactions contemplated by this Agreement.

  (c) Safety Hazards. Installation, warranty, technical support, consulting services and other services performed by Distributor's facility may not be performed if SST believes conditions at such facility represent a safety or health hazard to any SST employee.

  (d) Standard Commercial Use. SST Products and other SST products are developed and manufactured for standard commercial uses and are not intended to be sold for use in critical safety systems in nuclear facilities. SST may require additional contractual safeguards for other nuclear, mass transportation and aviation application.

IN WITNESS WHEREOF, the parties have executed this Agreement as of the date in the heading on the first page of this agreement.

SILICON STORAGE TECHNOLOGY, INC.

By: /s/Derek Best

Name: Derek Best

Title: Vice President, Sales & Marketing
Date: 04/05/99

Distributor

By: Reptron Electronics, Inc. .
(Distributors Name)

Name: Keith W. Steenldnd

Signature: /s/ Keith W. Steenland

Date: 3/24/99

c:\eh\DA99.doc


1171 Sonora Court, Sunnyvale, CA 94086, U.S.A. Tel: (408) 735-9110 Fax: (408)
735-9036



















                               EXHIBIT 10.6


























INDUSTRIAL DISTRIBUTION AGREEMENT

THIS AGREEMENT is made as of February 16, 1999, ("Agreement") by and between ADVANTAGE MEMORY CORP., having its principal place of business at 25A Technology Drive, Irvine, California 92618 ("Advantage"), and REPTRON ELECTRONICS, INC., having its principal place of business at 14401 McCormick Drive, Tampa, Florida 33626 ("Reptron") (collectively "the Parties").

RECITALS

Whereas, Advantage is engaged in the manufacture and sale of computer memory products and desires Reptron to sell and distribute its products in that certain territory as described herein upon the terms and conditions as set forth below; and

Whereas, Reptron is engaged in the sales and distribution of computer-related products and desires to sell and distribute Advantage's product upon the terms and conditions as set forth below,

NOW, THEREFORE, in consideration of the mutual covenants and agreements as set forth herein below, the Parties agree as follows:

AGREEMENT

Section 1  Distributorship


1.1 Advantage hereby appoints Reptron as its non-exclusive distributor in the territory ("Territory"), as set forth in Section 2, below, for Advantage's products ("Product"), as set forth herein, which list of Product may be modified from time to time by Advantage at its sole discretion. Notwithstanding such appointment, Advantage may distribute Product within the Territory directly or through parties other than Reptron.

1.2 Reptron shall actively promote the sales and use of the Product according to the terms and conditions contained herein.

1.3 Advantage may from time to time refer leads and prospects to Reptron which are suitable for marketing, sales and support by Reptron.

1.4 Advantage shall not engage in other similar distribution agreements within 90 days of the effective date of this Agreement.

Section 2 Market Area

2.1 Reptron shall sell and distribute the Product in the following Territory:
United States.


Section 3 Term of Agreement

3.1 The initial term of this Agreement shall commence on the effective date hereof. This Agreement shall remain in effect for an initial term of one (1) year, unless terminated earlier under the provisions herein, and shall automatically renew for additional one (1)-year terms thereafter unless either party advises the other party in writing, not less than thirty (30) calendar days prior to the commencement of the renewal term, of its intent to terminate this Agreement, or this Agreement is terminated as otherwise provided herein. The extended term shall be upon all terms and conditions set forth herein.

Section 4 Products and Prices

4.1 Products to be purchased by Reptron shall include, but not be limited to, those listed in Appendix A, attached hereto and made a part hereof. Product prices are subject to change upon Advantage notifying Reptron in writing at least five (5) business days prior to any increase in prices. Advantage agrees to provide 15-day price protection on its stock of SIMMS, DIMMS and RIMMS stored at Reptron, and further agrees to provide 45-day price protection on its non-standard stock stored at Reptron.

4.2 Product shipped under orders submitted by Reptron prior to the effective date of any price increase shall be shipped and invoiced at the price in effect at the time of order of shipment.

4.3 Reptron may cancel delivery of any standard Product scheduled for shipment, without charge, twenty (20) calendar days or more prior to the scheduled shipment date. A charge of two percent (2%) of the invoice amount shall be imposed for a delivery cancellation requested less than twenty (20) calendar days prior to the delivery date.

4.4 In the event of a delivery cancellation of an order for non-standard Product, as Advantage from time to time defines such non-standard Product, Reptron shall pay one hundred (100%) of all charges relating to converting the non-standard Product to standard Product, provided, however, that such cost shall not exceed one hundred percent (100%) of the original price.

4.5 The specifications for Product covered by this Agreement are subject to change at any time by Advantage and Advantage shall provide advance written notice to Reptron of any such change, as follows:

  (a) Any and all Engineering Change Notices (ECN) affecting form, fit, function or interchangeability of spare parts; and,

  (b) Any and all Product Improvement Bulletins (PIB) reflecting improvements in or to Product.

4.6 Advantage agrees to review special specifications submitted by Reptron; and, if mutually agreed upon, to provide Product to such specifications at prices and schedules to be quoted on each such transaction.

4.7 Notwithstanding any other provision in this Section 4 to the contrary, Advantage and Reptron agree to consider special bid business opportunities ("Special Bids"). Special Bids shall be comprised of unique and/or one-time business opportunities characterized by special customer requirements, which opportunities will be negotiated between Advantage and Reptron on a case-by-case or exception-basis. Upon mutual agreement to a Special Bid transaction, which transaction shall be identified as such on the applicable Advantage quote and/or Reptron purchase order(s), the following shall apply:

  (a) Upon prior written approval from Advantage, Reptron shall be permitted, to ship from its inventory a defined quantity of parts to a specific customer at or below Reptron's cost. Reptron will then issue a debit to Advantage for the difference between Reptron's current cost of Product (less any prior credits granted by Advantage on such Product) and the new cost approved by Advantage, multiplied by the quantity of such Product shipped to the specific customer. In order to claim such credit, Reptron shall submit to Advantage, within fifteen (15) calendar days after the date of sale, a debit note referencing Advantage's approval number in conjunction with Reptron's monthly POS and Inventory Reports as specified in Section 13.1 of this Agreement; or,

  (b) Reptron shall place a purchase order with Advantage for the required Product if Reptron does not have Product in inventory to fill the Special Bid. Such Product shall be sold under the terms and conditions agreed upon and provided, however, the following paragraphs of this Agreement shall not apply:
4.1, 4.2,4.3, 5.1, 5.2, 5.3, 6.1, 20.6, and Appendix A (Prices). All other terms and conditions of this Agreement shall apply.

Section 5 New Products. Inventory Rotation and Obsolescence

5.1 Subject to the provisions of Section 4.5, Advantage agrees to allow a 15-day rotation from original invoice date of its stock of SIMMS, DIMMS and RIMES stored at Reptron, and a 45-day rotation from original invoice date of its non-standard stock stored at Reptron.

5.2 Reptron may elect to return to Advantage for credit, with the prior written authorization of Advantage, any of its non-standard Product (which does not include SIMMS, DIMES and RIMMS) in its inventory purchased from Advantage within the preceding forty-five (45) calendar days, including slow-moving, discontinued and obsolete inventory, at the price paid therefor by Reptron, less any prior credits taken by Reptron on such Product. Return Product must be in its original sealed packages, unused and undamaged.

5.3 Return Product must be received by Advantage, within sixty (60) calendar days of its purchase from Advantage. Product not received within said sixty
(60) calendar days will not be accepted by Advantage. On receipt thereof in satisfactory condition, freight charges prepared by Reptron, Advantage shall issue a credit based upon the price paid for such Product by Reptron, less any prior credits taken by Reptron on such Product.

5.4 To return or reject Product, Reptron shall notify Advantage in writing and request an IRMA. Reptron shall return to Advantage, freight charges prepaid, such Product with the RMA number displayed on the outside of the shipping carton. Section 6 Ordering Procedure

6.1 Reptron shall order Product as it requires, taking into account Advantage's standard lead times, by issuing appropriate purchase orders to Advantage for deliveries not more than ninety (90) calendar days thereafter. Later deliveries are subject to mutual agreement.

Section 7  Payment Terms


7.1 Upon approval of credit by Advantage, payment shall be 1% / 10 days, net thirty (30) calendar days, from date of shipment.

7.2 Advantage reserves the right to refuse, modify or withdraw credit payment terms at its sole discretion.

7.3 All payments made pursuant to this Agreement shall be made in United States of America dollars.

Section 8 Financial Representation

8.1 At any time upon Advantage's request, Reptron shall provide Advantage within ten (10) business days after request, with a written representation of current public information as to Reptron's financial condition.

Section 9 Responsibilities of Advantage

9.1 Advantage shall support Reptron in developing the largest possible market for its Product in the Territory and provide supporting sales assistance to permit Reptron to discharge its obligations in the most commercially advantageous manner. In furtherance of this effort, Advantage shall:

  (a) Reasonable amounts of sales brochures, technical literature and other promotional aids to assist Reptron in marketing the Product and to provide sales leads when available from advertising, trade shows, or other sources;

  (b) Provide Product service training at no charge to Reptron for such period as Advantage deems sufficient, together with a Product sales training seminar to be held at Reptron, for the purpose of training a reasonable number of qualified Reptron personnel to ensure proper field service for the Product.

  (c) Provide Reptron reasonable technical assistance and advice in situations and circumstances beyond the capabilities of Reptron, and be available for telephone assistance as permitted by time differences, and at other times by special arrangement, to provide service and technical assistance in unusual circumstances.

Section 10 Responsibilities of Distributor

10.1 Reptron shall purchase Product from Advantage and retain same in its own inventory. Reptron shall sell and deliver such Product to its customers and shall invoice its customers directly. Advantage shall not be responsible, or incur any liability other than its Product warranty and patent indemnity, with respect to such sales.

10.2 Reptron agrees to use its best efforts to develop the largest possible market for the Product and to maintain a sales organization of adequate size and Product knowledge sufficient to aggressively solicit orders and promote the sale of the Product.

10.3 Reptron agrees to refer all prospective customers to Advantage in those instances when it is unable to aggressively pursue sales to a customer due to price, volume, custom nature of Product requirement, or any other reason. Advantage may, at its option, solicit Reptron to offer continuing sales support to a prospective customer and, if agreeable to the Parties, Reptron shall receive a commission on paid invoices from Advantage for continuing sales support.

10.4 Reptron shall inform customers and potential customers regarding Product; promptly handle all inquiries, quotations, correspondence and orders; counsel and train customers on selection and proper use of Product; as well as provide competent technical assistance for Product.

Section 11 Delivery Title and Risk of Loss or Damage

11.1 Advantage's intent is to deliver Product against Reptron orders within thirty (30) calendar days after receipt of purchase orders and Advantage agrees to advise Reptron at least two (2) business days prior to the acknowledged delivery date of anticipated delays. Advantage shall attempt to meet unforeseen requirements on a best-efforts basis.

11.2 Deliveries shall be made by Advantage to Reptron only. Advantage shall not deliver the Product to any designated third party unless requested by Reptron and agreed to by Advantage. The parties agree that Reptron shall be totally responsible for its sales in the Territory and Advantage's intent shall be to deal only with Reptron and not its customers.

11.3 All deliveries shall be F.O.B. Advantage. Title and risk of loss and damage shall pass from Advantage to Reptron upon delivery to the F.O.B. point.

Section 12 Scope and Limitations of Authority

12.1 Reptron shall be an independent contractor only. This Agreement does not create an employee-employee relationship between Advantage and Reptron, nor an agency, joint venture or partnership. Reptron shall have no authority to act for or to bind Advantage in any way, or to execute agreements on behalf of Advantage or to represent that Advantage is in any way responsible for the acts or omissions of Reptron.

12.2 Reptron agrees not to apply for registration of any trademarks used by Advantage without the express written consent of Advantage.

12.3 Except as required in carrying out its obligations under this Agreement with respect to the sales of the Product, Reptron agrees at all times not to use or permit the use of any confidential or proprietary data marked or otherwise identified as such which is given to Reptron by Advantage during the term of this Agreement concerning Advantage or its Product. Upon the termination of this Agreement, Reptron shall deliver back to Advantage all such data and all other Advantage printed materials it then possesses.

Section 13 Sales Cooperation

13.1 Reptron shall provide Advantage by the 15th of each calendar month, an electronic report containing (i) current inventory of the Product, by Reptron location, pursuant to NEDA standards, and (ii) a

11


current point of sales report indicating the quantities of all Product sold by Product type, and such other information pertaining to Reptron purchases under this Agreement as Advantage may reasonably request. Reptron shall also provide Advantage weekly inventory reports pursuant to NEDA standards.

13.2 Advantage shall advise Reptron on such marketing information available from its general activities as it deems may be useful for Reptron's marketing activities in the Territory.

13.3 Advantage reserves the right to audit the performance of Reptron from time to time through various means, including sales calls to strategic accounts without the attendance of Reptron. Subject to Mutual agreement, Advantage shall participate in so-called "buddy-calls" with Reptron to existing and prospective accounts.

Section 14  Marketing Funds

14.1 Advantage shall rebate marketing funds to Reptron on a monthly basis, as follows:

Net Purchase                     Rebate Percentage

$0 to $100,000.00                     1%
$100,00.01 and above                  2%

Section 15  Taxes

15.1 Each party shall be responsible for payment of its own taxes or other such charges, arising from this Agreement, which are levied or required to be paid by any public authority.

Section 16 Product Warranty

16.1 Advantage warrants Product and spare parts of its manufacture to be free from defects in workmanship and material under normal use and service as set forth in Appendix B. Advantage agrees to repair or replace or issue a credit for another unit, at Advantage's option, within thirty (30) calendar days of receipt of the unit, for all units which are returned for inspection within the applicable warranty period; provided, however, such inspection discloses that the defects are as specified above, and that the Product has not been (1) altered or repaired other than with the authorization from Advantage and by its approved procedures; (2) subjected to misuse, improper maintenance, negligent or accident; (3) damaged by excessive current; or (4) otherwise had its serial number or any part thereof altered, defaced or removed.

THE WARRANTY STATED HEREIN IS EXPRESSLY IN LIEU OF, AND REPTRON HEREBY WAIVES, ALL OTHER WARRANTIES, EXPRESS OR IMPLIED, INCLUDING, BUT NOT LIMITED TO ANY EXPRESS OR IMPLIED WARRANTY OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE, AND SUCH WARRANTY CONSTITUTES THE ONLY WARRANTY MADE BY ADVANTAGE WITH RESPECT TO THIS AGREEMENT OR THE PRODUCTS, ARTICLES, MATERIALS, REPLACEMENT PARTS OR SERVICES TO BE SUPPLIED HEREBY.

IN NO EVENT SHALL ADVANTAGE HAVE ANY LIABILITY FOR ANY INDIRECT, SPECIAL, INCIDENTAL, CONSEQUENTIAL OR PUNITIVE DAMAGES ARISING OUT OF ANY WARRANTY CONTAINED HEREIN OR OTHERWISE.

16.2 The warranties set forth in this Section 15 may not be extended or altered except by an amendment of this Agreement as hereinafter provided.

16.3 Reptron may offer any warranty to its customer as it determines. Any warranty obligation that Reptron offers in excess of Advantage's standard warranty stated in Section 15.1 shall be at Reptron's own risk.

16.4 Advantage agrees to support dead-on-arrival ("DOA") Product for the first thirty (30) calendar days after purchase. If Advantage's technical support determines that any Product is DOA, Advantage shall accept return of the Product from Reptron only. Reptron may then replace the DOA Product for its customer with a new unit from its inventory.

16.5 Reptron agrees to comply with all Advantage's handling and shipping instructions for Product returns. Product that arrives damaged in shipment, without an RMA number, or without the required purchase information, shall be returned by Advantage at Reptron's cost, without repair or replacement. Advantage recommends the use of original packaging. If original packaging is not available, alternative packaging shall include individual anti-static, anti-shielding, and anti-conductive bags, and an appropriately-rated substitute shipping container designed to prevent jarring or movement, impact between multiple components, and electrostatic discharge damage.

16.6 Product returns shall be sent to the following address:

Advantage Memory Corp.
25A Technology Drive
Irvine, CA 92618

Reptron shall place the RMA number on the outside of the package along with Reptron's name and return address. Only one RMA number per package is permitted. If Reptron has multiple RMA numbers, separate packages shall be sent. Reptron shall use a traceable carrier when returning Product. Reptron is responsible for the shipping cost to Advantage and Advantage agrees to pay the shipping cost to return the Product to Reptron, except as noted above.

16.7 The application of this Section 15 survive the expiration or termination of this Agreement.

Section 17  Patent Indemnity

17.1 Advantage warrants that to the best of its knowledge and belief, the Product sold by Advantage to Reptron hereunder shall be delivered free of the rightful claim of any third party or person by way of infringement of any copyright, mask-work right, trademark or patent validly in force in the U.S. and agrees to defend and indemnify Reptron and hold Reptron harmless for costs incurred in connection with any such claim, provided, however, that Advantage is promptly notified in writing of any claim of infringement and furnished with all papers received in connection therewith; and provided further, that upon receipt of notice of alleged infringement, Advantage shall have the right to immediately discontinue selling the allegedly infringing Product and to repurchase Reptron's inventory of such Product at Reptron's landed cost or other mutually agreeable price. However, Advantage agrees to use its best efforts to obtain the right to continue selling the Product or make same non-infringing.

17.2 Reptron agrees to defend and indemnify and hold harmless Advantage for costs incurred in connection with any allegation or claim based on a combination of Advantage's Product with other product under the control of Reptron and Reptron hereby agrees to indemnify Advantage against any liability based on a claim of contributory infringement arising from such combination.

17.3 If any material shall be manufactured or sold by Advantage to meet Reptron's particular specifications, Advantage shall have no liability under these provisions, and Reptron agrees to defend, protect, and save harmless Advantage against all suits, and from and against all expenses (including attorney's fees), loss, liability, damage, claims and demands for actual or alleged infringement of any United States or foreign patent, and to defend any suit or action which may be brought against Advantage for any alleged infringement because of the manufacture or sale of the materials covered thereby.

17.4 The application of this Section 16 shall survive the expiration or termination of this Agreement.

Section 18  Account Protection

18.1 In instances where Advantage custom-designs Product either for or with a specific Reptron customer, and Reptron has provided the opportunity to Advantage, the following terms shall prevail:

  (a) Said Product shall be assigned a sequential, account-specific registration number by Advantage;

  (b) In the event a Reptron competitor requests that the same product be designed and built by Advantage for that same customer, Advantage will provide the competitor with an additional markup on the registered Product; and

  (c) Advantage shall in no event sell the registered Product directly to Reptron's customer.

18.2 Reptron may, at its discretion, provide the names of its large strategic accounts to Advantage for account protection with the understanding that Reptron will use its best efforts to validate, specify and utilize Advantage Product when supplying those accounts. This arrangement will be evaluated by the management of Advantage and Reptron on a case-by-case basis.

18.3 Reptron shall, within a reasonable timeframe, begin to fulfill customer requirements utilizing Advantage Product.

18.4 The items contained in this Section 18 are provided in consideration of Reptron's Strategic partnership with Advantage and shall be adhered to throughout the duration of the current, active, signed, annual Industrial Distribution Agreement between Reptron and Advantage.

Section 19 Governing Law; Jurisdiction

19.1 This Agreement shall be governed, enforced, and construed by the laws of the State of California. All disputes or controversies arising out of or related to this Agreement, or any breach thereof, shall be settled either by arbitration or by the courts of the State of California, and judgment upon the award shall be final, conclusive and binding. Notwithstanding, Advantage reserves the right to proceed in courts where Reptron is located.

Section 20 Attorneys' Fees

20.1 In any action to define or enforce the terms of this Agreement, the prevailing party shall be entitled, in addition to such other relief as may be granted, to recover its reasonable attorneys' fees and court costs and other normally non-reimbursable litigation or court expenses, such as expert witness fees and investigation expenses.

Section 21 Force Majeure

21.1 Either party shall be excused from any delay or failure in performance hereunder caused by reason of any occurrence or contingency beyond its reasonable control, including, but not limited to, acts of God, earthquake, labor disputes, riots, governmental requirements, or inability to secure materials and transportation facilities. The obligations and rights of the party so excused shall be extended on a day-today basis for the time period equal to the period of such excusable delay. If such delaying cause shall continue for more than ninety (90) calendar days, the party injured by the inability of the other party to perform shall have the right, upon written notice, to terminate this Agreement.

Section 22 Termination

22.1 This Agreement may be terminated by either party for convenience by providing ninety (90) calendar days' prior written notice to the other party.

22.2 This Agreement may be terminated by Advantage upon written notice, effective thirty (30) calendar days from the date of such notice, if:

  (a) Reptron is in default or in breach in performance of any of the terms of this Agreement, unless it shall cure such default or breach within said thirty
(30)-day notice period;

  (b) Reptron fails to make payment when due unless it shall cure such default within said thirty (30)-day notice period;

  (c) Reptron is acquired, whether by purchase, merger, consolidation, or other form of reorganization, or its controlling interest is sold. Should this occur, Reptron shall give prompt written notice to Advantage of the occurrence; or

  (d) Reptron is adjudged bankrupt and such judgment is not vacated within thirty (30) calendar days thereafter.

22.3 This Agreement may be terminated by Reptron upon thirty (30) calendar days' written notice if Advantage is adjudged bankrupt and cannot deliver Product, provided such judgment is not vacated within thirty (30) calendar days thereafter.

22.4 Either of the Parties may terminate this Agreement effective immediately upon written notice to the other party if at any time:

  (a) The other files a voluntary petition in bankruptcy;

  (b) A court takes and retains, for at least thirty (30) calendar days, jurisdiction of the other's assets under a federal reorganization act;

  (c) A receiver for all or a substantial portion of the assets of the other is appointed by the a court and such appointment is not vacated or stayed within thirty (30) calendar days;

(d) The other suspends business; or

(e) The other makes an assignment of all its assets for the benefit of its creditors.

22.5 Upon expiration of this Agreement or termination by either party, any unshipped orders then outstanding shall be shipped by Advantage, but only against satisfactory assurances of payment, unless specifically cancelled by Reptron, and Reptron shall be liable for any amounts due, including charges under Section 4.4.

22.6 In the event of termination of this Agreement, Advantage agrees to repurchase any or all of its unsold Product in Reptron's inventory, as designated by Reptron, which was purchased from Advantage during the preceding forty-five (45) calendar days, at the same price paid therefor by Reptron, less any prior credits taken on such Product. Such Product must be received by Advantage within sixty (60) calendar days of notice of termination. Advantage shall be under no obligation to accept or pay for Product not received during said sixty (60) day time period.

22.7 The remedies provided for in this Section shall be in lieu of any other rights or remedies either party may be afforded elsewhere in this Agreement, by operation of law or otherwise, upon the breach or default of the other party.

Section 23 Assignment

23.1 It is understood and agreed that neither of the Parties may assign in whole or in part any interest of this Agreement without prior written consent of the other. Any sale of a controlling interest by either party shall be deemed to be an assignment of this Agreement and shall render this Agreement null and void unless otherwise agreed upon by the Parties. This Agreement shall be binding upon and inure to the benefit of the heirs, successors and permitted assignees of the Parties hereto.

Section 24 General Terms

24.1 All section captions are for reference only and shall not be considered in construing this Agreement.

24.2 Waiver by either of the Parties of any breach or alleged breach of any provision hereunder shall not be construed to be a waiver of any concurrent, prior or succeeding breach of said provision, or any provision herein.

24.3 This Agreement sets forth the entire Agreement and understanding between the Parties relative to the subject matter contained herein and supersedes all other agreements, oral and written, heretofore made between the Parties, except that it shall not relieve either of the Parties from making payments which may be owing under any agreement prior to the date hereof. Any amendment hereto must be in writing and signed by an authorized representative of the Parties to this Agreement. Should any portion of this Agreement be held invalid or unlawful, the remainder of the Agreement shall continue to be binding upon both Parties. This Agreement shall take precedence in the event of any conflict between this Agreement and any purchase order between the Parties.

24.4 All notices as referred to herein shall be served either personally or via certified or registered mail to either party at its address and service shall be deemed effective as of seven (7) business days after deposit in the U.S. Mail, properly addressed and with all postage charges prepaid.

Advantage shall be addressed as follows:

Advantage Memory Corp.
25A Technology Drive
Irvine, Callifornia 92618
Attention: John Harriman, President

Reptron shall be addressed as follows:

Reptron Electronics, Inc.
14401 McCormick Drive
Tampa, Florida 33626-3046
Attention: Keith W. Steenland, Vice President
Marketing, Semiconductors

IN WITNESS WHEREOF, the Parties hereto, by their duly authorized representatives, have executed this Agreement as of the day and year written below:

ADVANTAGE MEMORY CORP.

By:/s/ John Harriman
John Harriman, President

Dated:2/19/99

REPTRON ELECTRONICS, INC.

By: /s/ Keith W. Steenland

Keith Steenland, Vice President
Marking, Semiconductors

Dated: 2/17/99