Form 10-Q
period 1999-06-30
REPTRON ELECTRONICS INC
filed 1999-08-11
CIK 918765

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C.   20549
                                 FORM 10-Q

       (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30,1999

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

                                       Yes    X        No
                                           -------        -------
6,147,119 shares of common stock issued and outstanding as of August 10, 1999
---------                                                     ---------------



                           REPTRON ELECTRONICS, INC.


                                    INDEX




                                                                      Page
PART I.  FINANCIAL INFORMATION                                       Number

         Item 1.  Financial Statements

                  Consolidated Statements of Operations --
                  Three months ended June 30, 1999 and
                  June 30, 1998 and Six months ended
                  June 30, 1999 and June 30, 1998                      3

                  Consolidated Balance Sheets --
                  June 30, 1999 and December 31, 1998                  4

                  Consolidated Statement of
                  Shareholders' Equity -- Six months ended
                  June 30, 1999 and year ended December 31, 1998       5

                  Consolidated Statements of Cash Flows --
                  Six months ended June 30, 1999 and June
                  31, 1998                                             6

                  Notes to Consolidated Financial
                  Statements -- June 30, 1999                          8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations       10


PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of the Security
                    Holders                                           14

         Item 6.  Exhibits and Reports on Form 8-K                    14


Signatures                                                            15








PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements

                              REPTRON ELECTRONICS, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except share and per share data)

                                                     Three months ended          Six months ended
                                                           June 30,                  June 30,
                                                     1999         1998            1999         1998
                                                  ---------    ---------       ---------    ---------
Net sales                                        $   81,026   $   73,636      $  158,411   $  144,471
Cost of goods sold                                   70,107       62,854         137,406      122,218
                                                  ---------    ---------       ---------    ---------
    Gross profit                                     10,919       10,782          21,005       22,253

Selling, general and administrative expenses         13,609       11,290          26,224       22,023
                                                  ---------    ---------       ---------    ---------
    Operating earnings (loss)                        (2,690)        (508)         (5,219)         230

Interest expense, net                                 2,025        1,835           4,167        3,697
                                                  ---------    ---------       ---------    ---------
    Loss before income taxes                         (4,715)      (2,343)         (9,386)      (3,467)

Income tax benefit                                   (1,811)        (878)         (3,605)      (1,500)
                                                  ---------    ---------       ---------    ---------
    Loss before extraordinary item                   (2,904)      (1,465)         (5,781)      (1,967)

Extraordinary gain on extinguishment
  of debt, net                                        8,250            -           8,250            -
                                                  ---------    ---------       ---------    ---------
    Net earnings (loss)                          $    5,346   $   (1,465)     $    2,469   $   (1,967)
                                                  =========    =========       =========    =========
Net earnings (loss) per common share -
  basic and diluted:
    Loss before extraordinary item               $    (0.47)  $    (0.24)     $    (0.94)  $    (0.32)
    Extraordinary gain                                 1.34            -            1.34            -
                                                  ---------    ---------       ---------    ---------
    Net earnings (loss) per common share -
      basic and diluted                          $     0.87   $    (0.24)     $     0.40   $    (0.32)
                                                  =========    =========       =========    =========
Weighted average common shares
  outstanding - basic and diluted                 6,147,119    6,090,560       6,147,119    6,089,518
                                                  =========    =========       =========    =========



  The accompanying notes are an integral part of these financial statements

                       REPTRON ELECTRONICS, INC.
                      CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share data)

                                   ASSETS
                                                    June 30,   December 31,
                                                      1999         1998
                                                   ---------   ------------
CURRENT ASSETS
  Cash and cash equivalents                         $  3,096    $ 10,065
  Accounts receivable - trade, less allowances
    for doubtful accounts of $579 and $483            48,167      49,503
  Inventories, net                                    73,260      69,331
  Prepaid expenses and other                           1,045       9,296
  Deferred tax benefit                                   995       2,295
                                                     -------     -------
      Total current assets                           126,563     140,490

PROPERTY, PLANT & EQUIPMENT - AT COST, NET            36,355      38,273
EXCESS OF COST OVER NET ASSETS ACQUIRED, NET          24,269      25,527
OTHER ASSETS                                           3,907       5,794
                                                     -------     -------
                                                    $191,094    $210,084
                                                     =======     =======

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                            29,461      25,542
  Current portion of long-term obligations             3,889       3,866
  Accrued expenses                                     7,501       9,183
  Deferred revenue                                         -          70
  Income taxes payable                                   584          -
                                                     -------     -------
      Total current liabilities                       41,435      38,661

LONG-TERM OBLIGATIONS, less current portion          105,064     129,297
SHAREHOLDERS' EQUITY
  Preferred Stock - authorized 15,000,000 shares
   of $.10 par value; no shares issued                     -           -
  Common Stock - authorized 50,000,000 shares
   of $.01 par value; issued and outstanding,
   6,147,119 shares                                       61          61
  Additional paid-in capital                          21,676      21,676
  Retained earnings                                   22,858      20,389
                                                     -------     -------
                                                      44,595      42,126
                                                     -------     -------
                                                    $191,094    $210,084
                                                     =======     =======

 The accompanying notes are an integral part of these financial statements
                                        4

                          REPTRON ELECTRONICS, INC.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    (In thousands, except share data)

                              Common Stock                                 Total
                           -----------------      Additional               Share-
                             Shares      Par       Paid In      Retained  holders'
                           Outstanding  Value      Capital      Earnings   Equity
                           -----------  -----    ------------   --------  --------
Balance at
December 31, 1997          6,088,369     $61       $21,378      $ 33,536   $ 54,975
Exercise of stock
options                       58,750       -           298             -        298
Net loss                           -       -             -       (13,147)   (13,147)
                           ---------      --        ------       -------    -------
Balance at
December 31, 1998          6,147,119      61        21,676        20,389     42,126

Net earnings (unaudited)           -       -             -         2,469      2,469
                           ---------      --        ------       -------    -------
Balance at
June 30, 1999 (unaudited)  6,147,119     $61       $21,676      $ 22,858   $ 44,595
                           =========      ==        ======       =======     ======




























   The accompanying notes are an integral part of this financial statement

                           REPTRON ELECTRONICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                          Six months ended
                                                               June 30,
                                                             (Unaudited)
                                                         ------------------
                                                           1999      1998
                                                          -------   -------
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
  Net earnings (loss)                                   $ 2,469    $ (1,967)
  Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                          5,454      4,636
    Extraordinary gain                                   (13,750)         -
    Deferred income taxes                                  1,300         38
    Loss on disposal of assets                                 5          -
    Change in assets and liabilities:
       Accounts receivable - trade                         1,725      6,556
       Inventories                                        (3,552)     4,247
       Prepaid expenses and other current assets           8,251       (858)
       Other assets                                         (221)      (408)
       Accounts payable - trade                            3,919    (10,840)
       Accrued expenses                                   (1,682)       894
       Deferred revenue                                      (70)    (1,280)
       Income taxes payable                                  584          -
                                                         -------    -------
         Net cash provided by operating
          activities                                       4,432      1,018
                                                         -------    -------
Cash flows from investing activities:
  Net cash paid for acquisitions                               -    (30,335)
  Purchases of property, plant and equipment              (1,850)    (2,363)
  Proceeds from the sale of property                          97        243
                                                         -------    -------
         Net cash used in investing activities            (1,753)   (32,455)
                                                         -------    -------
Cash flows from financing activities:
  Proceeds from exercise of stock options                      -         24
  Net proceeds from note payable to bank                  11,324          -
  Payments on long term obligations                      (20,972)    (9,647)
                                                         -------    -------
         Net cash used in financing activities            (9,648)    (9,623)
                                                         -------    -------
         Net decrease in cash and cash equivalents        (6,969)   (41,060)
Cash and cash equivalents at beginning of period          10,065     55,135
                                                         -------    -------
Cash and cash equivalents at end of period              $  3,096   $ 14,075
                                                         =======    -======



The accompanying notes are an integral part of these financial statements

                             REPTRON ELECTRONICS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                (In thousands)

                                                          Six months ended
                                                               June 30,
                                                             (Unaudited)
                                                         ------------------
                                                           1999      1998
                                                          -------   -------


Supplemental cash flow information:
  Interest paid                                          $ 4,873   $  3,429
                                                          ======    =======
  Income taxes paid                                      $     -   $     61
                                                          ======    =======

Non-cash investing and financing activities:
No capital leases were entered into during the six month periods ended June 30, 1998 and June 30, 1999.

Goodwill, related to the 1998 Hibbing acquisition, has been adjusted approximately $767,000 during the period ended June 30, 1999.

Net capitalized financing costs of approximately $812,000, related to the May 1999 repurchase of convertible subordinated bonds, have been written off during the period ended June 30, 1999.























  The accompanying notes are an integral part of these financial statements

                          REPTRON ELECTRONICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1999
                               (Unaudited)

NOTE A -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. The consolidated financial statements as of June 30, 1999 and for the three and six months ended June 30, 1999 and June 30, 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the 1998 Form 10-K.


NOTE B --  INVENTORIES

Inventories consist of the following (in thousands):

                                            June 30,           December 31,
                                              1999                 1998
                                            --------           ------------
   Reptron Distribution:
      Inventories                           $38,719              $37,026

   K-Byte Manufacturing:
      Work in process                        11,765                9,043
      Raw Materials                          22,776               23,262
                                             ------               ------
                                            $73,260              $69,331
                                             ======               ======

















                      REPTRON ELECTRONICS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           JUNE 30, 1999
                            (Unaudited)

NOTE C --  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company has two industry segments: Distribution and Contract Manufacturing. Distribution purchases a wide variety of electronic components, including semiconductors, passive products and electromechanical components, for distribution to manufacturers and wholesalers throughout United States. Contract Manufacturing manufactures electronic products, according to customer design, for a select number of customers throughout the country representing a diverse range of industries. Inter-segment sales include a margin, based on market pricing, which is eliminated in consolidation.

The following table shows net sales and gross profit by industry segments:

                                Three months ended             Six months ended
                                     June 30,                      June 30,
                                  (in thousands)                (in thousands)
                                ------------------             ----------------
                                  1999        1998             1999      1998
                                -------      -------          -------   -------
Net Sales
  Distribution                   $44,188     $40,978         $ 83,694  $ 81,298
  Contract Manufacturing          36,838      32,658           74,717    63,173
                                  ------      ------          -------   -------
                                 $81,026     $73,636         $158,411  $144,471
                                  ======      ======          =======    ======

Gross Profit
  Distribution                   $ 7,428     $ 7,669         $ 14,030  $ 15,466
  Contract Manufacturing           3,491       3,113            6,975     6,787
                                  ------      ------          -------   -------
                                 $10,919     $10,782         $ 21,005  $ 22,253
                                  ======      ======          =======   =======


NOTE D -- EARLY EXTINGUISHMENT OF DEBT

Reptron extinguished $25.0 million of its convertible subordinated bonds during the second quarter of 1999. The cash paid to extinguish these bonds was approximately $10.4 million. This transaction generated an after tax extraordinary gain of approximately $8.25 million. The net capitalized financing costs of approximately $812,000 associated with the extinguished debt was written off during the second quarter of 1999.


NOTE E - SUBSEQUENT EVENT

On August 9, 1999, Reptron announced that its Board of Directors had approved a second bond repurchase program, authorizing the expenditure of up to $10 million to repurchase Reptron's outstanding subordinated convertible bonds. Reptron expects to use funds advanced under the existing $50 million credit facility to complete the repurchase.







                     REPTRON ELECTRONICS, INC

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This document contains certain forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended. Factors that could cause actual results to differ materially include the following: business conditions and growth in Reptron's industry and in the general economy; competitive factors; risks due to shifts in market demand; the ability of Reptron to complete and integrate acquisitions; and the risk factors listed from time to time in Reptron's reports filed with the Securities and Exchange Commission as well as assumptions regarding the foregoing.
The words "believe", "estimate", "expect", "intend", "anticipate", "plan" and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. Reptron undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.


RESULTS OF OPERATIONS

   Net Sales. Total second quarter net sales increased $7.4 million, or 10.0%, from $73.6 million in the second quarter of 1998 to $81.0 million in the second quarter of 1999. Total net sales for the first half of 1999 increased $13.9 million, or 9.6% from $144.5 million in the first half of 1998 to $158.4 million in the first half of 1999.

   Reptron Distribution second quarter net sales increased $3.2 million, or 7.8%, from $41.0 million in the second quarter of 1998 to $44.2 million in the second quarter of 1999. The largest customer represented approximately 4.4% of Reptron Distribution second quarter, 1999 net sales (2.4% of total Company net sales) and the largest sales office accounted for approximately 11.4% of Reptron Distribution second quarter net sales. Sales of semiconductors accounted for 71.7% of second quarter Reptron Distribution net sales, with the remaining sales generated from passive components (19.5%) and electromechanical products (8.8%). Sales generated from the top three Reptron Distribution vendors accounted for approximately $15.0 million, or 34.0% of Reptron Distribution's 1999 second quarter net sales, as compared with approximately $10.8 million or 26.4% of Reptron Distribution's 1998 second quarter net sales.

   Reptron Distribution net sales increased $2.4 million, or 2.9%, from $81.3 million in the first half of 1998 to $83.7 million in the first half of 1999. The largest Reptron Distribution customer in the first half of 1999 represented approximately 4.0% of total Reptron Distribution net sales (2.1% of total Company net sales) and the largest sales office accounted for 13.4% of total Reptron Distribution net sales. Sales of semiconductors accounted for 72.0% of first half Reptron Distribution net sales, with the remaining sales generated from passive components (20.0%) and electromechanical products (8.0%).
Sales generated from the top three Reptron Distribution vendors accounted for approximately $26.7 million, or 31.8% of Reptron Distribution's 1999 first half net sales, as compared with approximately $21.2 million or 26.1% of Reptron Distribution's 1998 first half net sales.

   K-Byte Manufacturing net sales increased $4.1 million, or 12.8%, from $32.7 million in the second quarter of 1998 to $36.8 million in the second quarter of 1999. This increase is largely attributable to the acquisition of Hibbing Electronics Corporation ("Hibbing"), which was completed in May, 1998. Hibbing's net sales were $16.6 million in the second quarter of 1999. Hibbing's net sales for second quarter of 1998 included post acquisition sales activity of approximately one month which amounted to approximately $6.2 million. Net sales generated within the previously existing K-Byte Manufacturing customer base decreased by approximately $6.0 million in the second quarter of 1999. The largest K-Byte Manufacturing customer accounted for approximately 9.2% of second quarter division net sales (4.2% of total Company net sales). Sales from the Hibbing, Minnesota; Gaylord, Michigan and Tampa, Florida manufacturing facilities accounted for approximately 45%, 29%, and 26%, respectively, of K-Byte Manufacturing second quarter net sales.




                                10
   K-Byte Manufacturing net sales increased $11.5 million, or 18.3%, from $63.2 million in the first half of 1998 to $74.7 million in the first half of 1999. Net sales from Hibbing, acquired in May, 1998, accounted for an increase of approximately $23.4 million, which was partially offset by a decrease in net sales of approximately $11.9 million from the previously existing K-Byte customer base. The largest K-Byte customer accounted for approximately 7.6%, of total first half 1999 division net sales (3.6% of total Company net sales). Sales from the Hibbing, Minnesota; Tampa, Florida and Gaylord, Michigan manufacturing facilities accounted for approximately 40%, 30% and 30%, respectively, of total K-Byte Manufacturing sales in the first half of 1999.

   Gross Profit. Total second quarter gross profit increased $137,000, or 1.3%, from $10.8 million in the second quarter of 1998 to $10.9 million in the second quarter of 1999. The gross margin of Reptron decreased from 14.6% in the second quarter of 1998 to 13.5% in the second quarter of 1999. Total gross profit decreased $1.3 million, or 5.6%, from $22.3 million in the first half of 1998 to $21.0 million in the first half of 1999. The gross margin decreased from 15.4% in the first half of 1998 to 13.3% in the first half of 1999.

   Reptron Distribution second quarter gross profit decreased $241,000, or 3.1%, from $7.7 million in the second quarter of 1998 to $7.4 million in the second quarter of 1999. The gross margin decreased from 18.7% in the second quarter of 1998 to 16.8% in the second quarter of 1999. This decrease in gross margin is due primarily to industry wide pressures on component pricing and shifts in customer sales mix. Reptron Distribution's first half gross margin decreased from 19.0% in the first half of 1998 as compared to 16.8% in the first half of 1999, for similar reasons.

   K-Byte Manufacturing gross profit increased $378,000, or 12.1%, from $3.1 million in the second quarter of 1998 to $3.5 million in the second quarter of 1999 and its gross margin remained flat at 9.5% in the second quarter of 1999 and 1998. K-Byte Manufacturing first half gross profit increased $188,000 or 2.8% from $6.8 million in 1998 to $7.0 million in 1999 and its gross margin decreased from 10.7% in the first half of 1998 to 9.3% in the first half of 1999. This decrease in gross margin is reflective of absorption of fixed manufacturing overhead and increased depreciation and amortization expenses at current sales levels.

   Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $2.3 million, or 20.5%, from $11.3 million in the second quarter of 1998 to $13.6 million in the second quarter of 1999. This increase is primarily attributed to the Hibbing operating expenses since the May, 1998 acquisition, the addition of sales staff and other infrastructure, primarily for Reptron Distribution, and the increase in variable expenses associated with increased sales. These expenses, as a percentage of net sales, increased from 15.3% in the second quarter of 1998 to 16.8% in the second quarter of 1999 due to the increases described above. First half selling, general and administrative expenses increased $4.2 million or 19.1% from $22.0 million in the first half of 1998 to $26.2 million in the first half of 1999. First half selling, general and administrative expenses as a percentage of net sales increased from 15.2% in the first half of 1998 to 16.6% in the first half of 1999, for similar reasons.

   Interest Expense. Net interest expense increased $190,000, or 10.4%, from $1.8 million in the second quarter of 1998 to $2.0 million in the second quarter of 1999. First half net interest expense increased $470,000, or 12.7%, from $3.7 million in the first half of 1998 to $4.2 million in the first half of 1999. The increase is primarily attributed to the decrease in interest income as a result of a decrease of approximately $28.0 million in the average cash balance during the first half of 1999 to $6.6 million from $34.6 million during the first half of 1998. Reptron used approximately $30.0 million in cash in connection with the May 1998 acquisition of Hibbing.


LIQUIDITY AND CAPITAL RESOURCES

   Reptron primarily finances its operations through operating cash flows, subordinated notes, bank credit lines, capital equipment leases, and short-term financing through supplier credit lines.

   Operating activities for the second quarter of 1999 generated cash of approximately $7.9 million. This increase in liquidity resulted primarily from a decrease in prepaid expenses and other current assets of $6.0 million, an increase accounts payable of $6.4 million, an increase in accrued expenses of $2.3 million and an increase in income taxes payable of $584,000. These items were offset by an operating loss of $2.9 million, an increase in accounts receivable of $1.3 million, and an increase in inventories of $3.6 million.


                               11
   Operating activities for the first half of 1999 generated cash of approximately $4.4 million. This increase in liquidity resulted primarily from a decrease in prepaid expenses and other current assets of $8.3 million, an increase in accounts payable of $3.9 million, a decrease in accounts receivable of $1.7 million and an increase in income taxes payable of $584,000. These items were offset by an operating loss of $5.8 million, an increase in inventories of $3.6 million and a decrease in accrued expenses of $1.7 million.

   On May 13, 1999 Reptron expended approximately $10.4 million in connection with the repurchase of $25.0 million of convertible subordinated bonds, generating a net after tax extraordinary gain of approximately $8.25 million.

   Capital expenditures totaled approximately $1.8 million in the first half of 1999. These capital expenditures were primarily for the acquisition of manufacturing equipment and building improvements. The cash reserves of Reptron were used to fund these purchases.

   Reptron believes that cash generated from operations, available cash reserves and available credit facilities will be sufficient for Reptron to meet its capital expenditures and working capital needs for its operations as presently conducted. Additionally, Reptron's future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities, and possible acquisitions. While there can be no assurance that such financing will be available in amounts and on terms acceptable to Reptron, Reptron believes that such financing would likely be available on acceptable terms.


YEAR 2000 STATEMENT

   The Year 2000 issue encompasses the required recognition of computer hardware and software systems and computer controlled devices, including equipment used in Reptron's manufacturing and distribution operations, to properly acknowledge the change from Year 1999 to Year 2000. The failure of any hardware and software systems or equipment to timely and accurately recognize such change could result in partial or complete systems failure. In the normal course of business, Reptron relies on products and services from critical vendors, customers and other third parties whose computer systems must also be Year 2000 compliant in order for Reptron to realize the uninterrupted flow of its business operations. Reptron is actively taking steps to ensure that its systems and equipment will be Year 2000 compliant, including assessing the scope of work, prioritizing, certifying compliance, and testing compliance. Reptron is also actively assessing the Year 2000 compliance status of its primary vendors, customers and other third party service providers.

   Substantially all of the critical systems and equipment utilized in Reptron Distribution, Reptron's central corporate operations and K-Byte Manufacturing, including Hibbing, have been tested for Year 2000 compliance as of June 30, 1999. Those tests have demonstrated the critical operating systems of Reptron Distribution and Reptron's central corporate operations to be substantially Year 2000 compliant.
There remains certain test fixture equipment in K-Byte Manufacturing's operations, which require software modification to reach Year 2000 compliance. It is expected that these test fixtures will be Year 2000 compliant in sufficient so as to not interrupt manufacturing output. Further, testing to date has supported the representations previously made by primary third party software providers to K-Byte Manufacturing regarding their software Year 2000 compatability.

   While Reptron is actively seeking assurances of Year 2000 compliance from each of its key suppliers, customers and other third-parties with whom Reptron conducts business, this assessment primarily relies upon such third-parties' representations of Year 2000 compliance. A lack of response or inadequate or inaccurate information from such third parties could materially affect Reptron's assessment of Year 2000 readiness. Reptron continues to assess the responses to its inquiries regarding Year 2000 compatibility received from its key suppliers, customers and other third parties.






                               12
   To date, the costs incurred by Reptron to address Year 2000 issues have been immaterial, and Reptron expects that the costs to complete
Year 2000 compliance certification, testing and verification will also be immaterial. Where appropriate, Reptron will develop contingency plans in areas it determines that Year 2000 readiness is insufficient.
However, no assurances can be given that Reptron's Year 2000 efforts and testing procedures are appropriate, adequate, complete or conclusive as to Year 2000 compliance. In addition, Reptron is unable to fully determine the effect of a failure of its own systems or those of any third-party with whom it conducts business, but any significant failures could have a material adverse effect on Reptron's financial condition, results of operations and cash flows.


















































                                  13
                      REPTRON ELECTRONICS, INC.


PART II.  OTHER INFORMATION

          Item 4. Submission of Matters to a Vote of the Security
                  Holders

                  The annual Meeting of the Shareholders of Reptron was held on May 28, 1999. Mr. Michael L. Musto was elected director of Reptron for a three year term with 5,660,802 shares voting in favor, zero shares against and 77,948 shares abstaining. Mr. Paul J. Plante was elected director of Reptron for a three year term with 5,659,202 voting in favor, zero shares against and 79,548 shares abstaining. The number of shares available under the Reptron Electronics, Inc. Incentive Stock Option Plan was increased to 2,000,000 with 2,619,410 shares voting in favor, 1,054,776 shares voting against and 58,166 shares abstaining. The number of shares available under the Reptron Electronics, Inc. Non-Employee Stock Option Plan was increased to 350,000 with 2,771,399 shares voting in favor, 852,749 shares voting against and 58,166 shares abstaining. The accounting firm of Grant Thornton LLP was appointed as Reptron's independent auditors with 5,723,850 shares voting in favor, 14,700 shares voting against and 200 shares abstaining.

          Item 6. Exhibits and Reports on Form 8-K

          a.   Exhibits

               10.1 Distribution Agreement between Midcom, Inc. and Reptron Electronics, Inc. dated June 1, 1999.

          b.   Reports on Form 8-K

               None





























                                   14




SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 13, 1999
      -------------------
                                     REPTRON ELECTRONICS, INC.
                                     (Registrant)



                                     By: /s/ Michael Branca
                                        -------------------------
                                        Michael Branca
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)






































                                          15















                      EXHIBIT 10.1














Midcom, Inc.
And
Reptron Electronics, Inc.




Distribution Agreement








June 1, 1999








TABLE OF CONTENTS


SECTION 1:  DISTRIBUTION AGREEMENT
            Agreement                                     2 -13

SECTION 2:  CONTACTS
            Contacts                                         14

SECTION 3:  PRICING
            Price Protection                                 15
            Price Changes                                    15
            Price Protection Claim Form (Example)            16
            Quote Procedures                                 17
            Non-Standard Product(s)                          17
            Debit Price Authorization (DPA)                  18
            Ship and Debit Claims                            19

SECTION 4:  REPORTS
            Point of Sales Reports                           20
            Inventory Reports                                20

SECTION 5:  ORDER ENTRY
            General Order Entry Information                  21

SECTION 6:  SAMPLES
            Samples From Factory Inventory                   23
            Samples From Distributor Inventory               23

SECTION 7:  RETURN POLICIES AND PROCEDURES
            Return Material Authorizations (RMA)             24
            Returns, Obsolete Product(s)                     25
            Stock Rotation Returns                           26

SECTION 8:  ADVERTISING
            Advertising, Sales Promotions, Co-op Fund        27

SECTION 9:  LITERATURE
            Literature Requests                              28







DISTRIBUTOR AGREEMENT NUMBER _l

THIS AGREEMENT made and entered into as of June l, 1999, by and between Midcom Inc., a South Dakota corporation, (hereafter referred go as Midcom) having a place of business at 121 Airport Drive, Watertown, SD 57201 and Reptron Electronics Inc, a corporation in the State of Florida, having its principal place of business at 14401 McCormick Drive, Tampa, FL 33626-3046
(hereafter referred to as "Distributor").

NOW, THEREFORE, the parties, in consideration of the mutual promises contained herein, intending to be legally bound, agree as follows:


1. GENERAL

This Agreement governs all transactions hereafter entered into between Midcom and Distributor concerning Midcom brand products listed in the Distributor Price List of Midcom. Such products, if they have been sold by and through Midcom, are hereinafter referred to as "PRODUCTS(S)."


2. APPOINTMENT

Subject to the terms set forth in this Agreement, Midcom hereby appoints the Distributor, and the Distributor accepts the appointment by Midcom, to be a nonexclusive, independent distributor of the MIDCOM PRODUCT(S) .


3. TERRITORY

Distributor shall promote, sell and distribute PRODUCTS(S) to customers located only in North America (the "TERRITORY") except as may be approved in advance in writing by Midcom's National Distribution Sales Manager in a particular instance. Distributor shall not establish any new, different or additional sales locations for PRODUCTS without the prior written consent of Midcom. Midcom reserves the right to make sales directly or indirectly, or to designate others to make sales, to customers located within the TERRITORY.


4.TERM

This Agreement shall become effective on the date set forth above and shall remain in effect until terminated as provided in Section 1 0 of the Agreement.

                                     2



5.PURCHASES

Distributor shall order and purchase PRODUCT(S) from Midcom in accordance with the terms and conditions of the Agreement, and in accordance with such additional order processing procedures as may be established by Midcom from time to time. Such procedures may be set forth by Midcom in written communications, such as bulletins or letters. The terms and conditions of this Agreement will be deemed incorporated in all orders by Distributor for PRODUCT(S) and will apply irrespective of (and in lieu o@ any other items which may be contained in any forms or correspondence submitted by Distributor to Midcom. Midcom's acceptance and Distributor's submission of such orders is expressly conditioned on the terms and conditions of the Agreement applying to such orders. The following terms shall be deemed incorporated in all orders placed by
Distributor:

a. The prices for PRODUCT(S) shall be those set forth on Midcom's Distributor Price List effective on the date printed on the price list by Midcom to Distributor.
b. Price Protection: In the event Midcom decreases the price of a PRODUCT(S) in its Distributor Price List, Distributor may apply for credit equal to the difference between the actual price paid to Midcom for each such PRODUCT(S) (less any credits previously issued by Midcom) and the new lower price for such PRODUCT(S) in the Distributor's inventory at each location as of the effective date of the price decrease. On the date of the price decrease a physical count must be taken by Distributor of the PRODUCT(S) which are being decreased in price and for which Distributor requests credit. The results of the count must be submitted by Distributor to Midcom in writing within thirty (30) days thereafter. Midcom shall have the right to audit Distributor's books and accounts and to inspect Distributor's inventory to verify the accuracy of such count and report. Credit will be issued only upon authorization of the National Distribution Sales Manager, and Distributor will not be eligible for such credit if Distributor fails to submit in writing the inventory count within the aforementioned thirty (30) day period or has failed to submit each of the monthly sales inventory reports specified in
Section 10e hereof or fails to permit Midcom to audit the accuracy of such reports.
c. All list prices are subject to change by Midcom and Midcom shall give 30 days prior notice to Distributor of price increases.
d. All prices, unless otherwise specified, shall not include any applicable federal, state or local sales, use or similar taxes, all of which shall be the responsibility of Distributor,
e. All orders placed by Distributor for PRODUCT(S) shall be acknowledged by Midcom and scheduled for a delivery date(s). Midcom will make every effort to ship to Distributor's request dates, but Midcom will be responsible only for negotiated ship dates. Orders are firm and non-cancelable by Distributor
                                   3







once the scheduled delivery date for PRODUCT(S) is within thirty (30) days, except (1) in the event of Midcom's delaying delivery as set forth in subsection "h" below; or (2) with respect to those PRODUCT(S) for which Midcom has given notice of an increase in price after placement of Distributor's order.

f. All prices are F.O.B. Shipping Point. Midcom shall be deemed to have delivered all PRODUCT(S) when such are put in the custody of a carrier at Midcom's shipping dock, at which time all risk of loss and/or damage shall pass to Distributor. Distributor shall bear all costs of freight, freight insurance and associated expenses. Within thirty (30) days after receipt of any PRODUCT(S), Distributor shall notify Midcom in writing of any damage to or defects in such PRODUCT(S). Failure to do so shall be deemed conclusive proof that such damage or defects are not attributable to the fault of Midcom and shall constitute a waiver of all claims against Midcom arising out of such damage or defects (except for Midcom's warranty obligations as set forth in Section 8 of this Agreement).
g. Midcom shall invoice Distributor for each shipment, such invoice to be sent on or after the date of shipment by Midcom. Unless otherwise stated by Midcom, terms of payment are thirty (30) days net from date of invoice. Credit, if any, is subject to prior approval by Midcom as to the amount and terms. Midcom reserves the right, at any time, to require payment in advance or to modify or revoke credit or credit terms, either generally or with respect to specific orders. Midcom may at any time, at Midcom's sole discretion, refuse, vary, change or limit the amount or duration of credit to be allowed Distributor.
h. Delivery dates given by Midcom for orders for PRODUCT(S) placed by Distributor shall be considered Midcom's best estimates only and Midcom reserves the right to apportion PRODUCT(S) among its customers at its sole discretion. To cancel a purchase order for delay in delivery, Distributor must first give written notice thereof to Midcom. Midcom shall have until the end of five (5) full business days after such notice is actually received by Midcom in which to deliver, after which such order shall be deemed canceled.

6.  INVENTORY

a. Distributor agrees to maintain an adequate inventory of all PRODUCT(S) to meet the sales forecast for the Territory.
b. PRODUCT(S) may be returned to Midcom only if authorized by Midcom in writing in advance. If Midcom approves a return, Midcom will first issue to Distributor a Return Material Authorization (RMA) number. Return Material Authorization numbers shall appear on the outside of all boxes being returned. Unauthorized returns or returns without a proper RMA number shall be returned to Distributor, transportation charges collect. All PRODUCT(S) returned to Midcom must be properly packed in original packing tubes, or unbroken reels, and must be shipped freight prepaid and are subject to Midcom's verification and inspection prior to replacement, repair or credit.
                                       4







c. Notwithstanding the foregoing, Distributor may return twice per year (May and November) up to five percent (5%) of the Distributor's purchases at cost for the immediately preceding six (6) month period provided that the PRODUCT(S) that the Distributor requests to return are those listed in Midcom's then most current Distribution Price List. The return must be accompanied by an offsetting purchase order for other PRODUCT(S) of equal or greater dollar value subject to review and approval by Midcom. All requested ship dates on the offsetting purchases order must be scheduled in equal monthly shipments within ninety (90) days of the purchase order.

7. PRODUCT(S) DEVELOPMENT

Midcom reserves the right, at its sole discretion, to, at any time, make modifications, improvements or changes to PRODUCT(S) or to discontinue the sale or distribution of any PRODUCT(S), without incurring any liability whatsoever to Distributor or others. Written notification of discontinuation will be given, and discontinued PRODUCT(S) will be eligible for return within thirty (30) days of notification.


8. WARRANTY

Midcom warrants solely to the end-user, that PRODUCT(S) will be free from defects in material and workmanship under normal use and service for a period of one (1) year from date of shipment, in new condition, to the end-user. This warranty is void if the PRODUCT(S) is subject to accident, misuse, neglect, improper handling, improper installation, improper repair or is modified or altered. The sole and exclusive obligation of Midcom under this warranty is the repair or replacement by Midcom or by its Distributor (at Midcom's option) of such defective causing the malfunction with new or refurbished parts. If Midcom or its Distributor does not replace or repair such parts, the end-user's sole remedy against Midcom shall be to obtain a refund of the price charged by Midcom's Distributor for such PRODUCT(S) as are proven to be defective. To obtain service under this warranty, the end-user must bring the malfunction to the attention of the Midcom Distributor where the PRODUCT(S) were purchased and return PRODUCT(S) within the twelve (12) month period and no later than thirty (30) days after the occurrence of such malfunction, whichever first occurs.

THERE ARE NO OTHER WARRANTIES, WHICH EXTEND BEYOND THE FACE OF THIS WARRANTY. ALL OTHER WARRANTIES, EXPRESS OR IMPLIED, INCLUDING THE IMPLIED WARRANTIES OF MERCHANTABILITY, AND FITNESS FOR A PARTICULAR PURPOSE, ARE HEREBY EXCLUDED. No Midcom Distributor and no person other than a duly appointed officer of Midcom may extend or modify this warranty. No such modification or extension is effective unless it is in writing. Distributor is obligated to make its customers

                                       5







and end-users aware of the terms of Midcom's warranty prior to the sale of the PRODUCTS) to an end-user. Distributor shall actively participate in the resolution of customer complaints and shall cooperate with Midcom in providing warranty service. In particular, Distributor is responsible for ensuring that PRODUCT(S) returned to Midcom under this warranty (1) be accompanied by a Return Material Authorization (RMA) issued by Midcom;
(2) be accompanied by Distributor's customer's failure analysis report or the like; (3) be received by Midcom no later than thirty (30) days following the date on which such PRODUCT(S) were returned by Distributor's customer; and (4) otherwise comply with Midcom's examination of such PRODUCT(S) and shall disclose, to its satisfaction, that such defects have not been caused by a third party misuse, neglect, improper handling, improper installation, improper repair, modification or alteration. Distributor agrees to indemnify and hold Midcom harmless in any claims arising from any warranty made by Distributor or it's employees or agents which is in violation of Section 9.

9.  TERMINATION

a. This Agreement, or the authorization for any of Distributor's locations, may be terminated by either party without cause and solely for the convenience of the terminating party, by giving thirty (30) days written notice to the other party.
b. Either party may terminate this Agreement forthwith, by giving written notice to the other party in the event such other party commits a breach of any of the terms and conditions of this Distributor Agreement, suffers a change in ownership or control, ceases to function as a going concern or to conduct its operation in the normal course of affairs, makes an assignment for the benefit of creditors, files a voluntary petition under the federal bankruptcy laws or any state law of similar import, is the subject of any involuntary petition under the federal bankruptcy laws or any state law of similar import without having the same dismissed within thirty (30) days of its filing, or makes any bulk transfer of its assets.
c. In the event this Agreement is terminated by Midcom for the convenience of Midcom, and without fault of Distributor, Midcom's sole obligation shall be to repurchase, at Distributor's option, Distributor's inventory of PRODUCT(S) (but limited to those listed in Midcom's then most current Distributor Price List and meeting all requirements for return as specified in Section 7, Return Policies and Procedures, at the lower of either the actual price paid to Midcom less credits previously issued by Midcom for such PRODUCT(S) or Midcom's then prevailing prices, freight cost to be borne by Midcom.
d. In the event authorization for one or more of Distributor's locations (but not this Agreement) is terminated by Midcom for the convenience of Midcom, and without fault of Distributor, Midcom sole obligation shall be to repurchase, at Distributor's option, Distributor's inventory of PRODUCT(S) (at the actual purchase price paid to Midcom for such PRODUCT(S) less any credit issued by Midcom) sold by Distributor from and through such terminated Distributor location(s) during the ninety (90) days prior to such notice of termination, and
                                    6









further provided that the price Midcom shall pay for the repurchase of such inventory shall be at the lower of either the actual purchase price paid to Midcom, less credit issued by Midcom to Distributor for such PRODUCT(S) or Midcom's then prevailing prices for such, freight costs to be borne by Midcom. All PRODUCT(S) returned to Midcom must be properly packed in original packing tubes and unbroken reels and are subject to Midcom's verification and inspection prior to repurchases.
e. In the event this Agreement is terminated by Distributor for the convenience of Distributor, then Distributor shall, at Distributor's option, resell to Midcom the Distributor's inventory of Standard PRODUCT(S), at the lower of either the actual price paid to Midcom (less any credits previously issued by Midcom) for such PRODUCT(S), or Midcom's then prevailing prices for such; with freight cost to be borne by Distributor. A 10% restocking charge shall apply to all returned PRODUCT(S). The PRODUCT(S) will be returned to Midcom on a schedule mutually agreed upon by the Distributor and Midcom.
f.  Upon termination of this Agreement, Distributor shall within thirty
(30) days of date of termination, pay to Midcom, any balance due to Midcom.
g. Upon termination of this Agreement neither party shall be liable to the other for any damages, expenditures, loss of profits or prospective loss of profits of any kind or nature, sustained or arising out of, or alleged to have arisen out of such termination. There are no third party beneficiaries to this Agreement and no customer or end-user of Distributor shall have any rights against Midcom as a result of the termination of this Agreement.
h. Midcom will honor all open and valid DPAs until their normal expiration date, or ninety (90) days following the termination, whichever is shorter.

10. SALES ACTIVITY

a. Distributor shall diligently pursue sales objectives for PRODUCT(S) in the Territory, assisting Midcom and its representatives in every reasonable manner in expanding sales of PRODUCT(S) and number of customers in the territory.
b. Distributor shall meet with Midcom or its representative as required for the purpose of mutually developing a sales forecast for PRODUCT(S) for an agreed upon time. Each pays own costs unless prior arrangements are made.
c. Distributor shall from time to time make its sales people (inside and out) available for sales training.
d. Midcom shall maintain a cooperative Merchandising and Promotion Program. Application for Midcom funds may be made by Distributor submitting to Midcom in advance a written request describing in detail its merchandising program and the anticipated costs. Midcom must approve final copy of any print material. Once given written approval by Midcom, Midcom and Distributor shall share the cost of such programs, each party making matching contributions; provided, however, that expenditures by Midcom will not exceed one percent (1%) of Point of Sales dollars by Distributor from

                                    7









Midcom in the preceding six (6) month period. Unused funds shall not accrue.
e. Distributor shall prepare and submit to Midcom all reports required by Midcom, including but not limited to, monthly Point of Sales report (NEDA format) and an end of month inventory report of PRODUCT(S) at each Distributor location. Such Point of Sales and Inventory reports are due on computer diskette, or acceptable electronics transmission, at Midcom by the (10th) tenth of the following month.
f. Midcom reserves the right to audit and review Distributor's business records pertaining to Midcom transactions. Distributor agrees to maintain complete, current, and adequate records of all purchases of PRODUCT(S), inventories of PRODUCT(S), sales of PRODUCT(S) as well as record of all debit memorandums pertaining to the distribution of PRODUCT(S). Distributor agrees to make available for 'inspection all supporting documentation for purchases, sales, inventories, debit claims, as well as claims for cooperative merchandising and promotion. Midcom will provide written notification to Distributor if the audit and review requires visual on-site inspection by Midcom or its external audit firm.


11. TRADEMARKS

Distributor hereby acknowledges the validity of the trademarks of Midcom, and the other marks and trade names now or hereafter affixed to PRODUCT(S) or used in connection with Midcom's business, and Distributor agrees that such are exclusively owned solely by Midcom or its parent corporation and the Distributor shall not contest same.

Distributor agrees not to remove such marks or names from PRODUCT(S), or alter or deface same. Distributor is hereby granted a non-exclusive right to use in the Territory in connection with the promotion, sale, marketing or service of PRODUCT(S) such trademarks or names as Midcom uses in connection with such PRODUCT(S), and to refer to itself as an Authorized Midcom Distributor in connection with the promotion, sale, marketing or service of PRODUCT(S) in the Territory, and all such rights shall cease immediately upon the termination of this Agreement. Notwithstanding the foregoing, Distributor shall not use (and is strictly prohibited from using) any such trademarks or trade names as part of Distributor's trademark or name or in any manner which Midcom concludes, in its sole judgment, is unfair, confusing or misleading to the public or which otherwise adversely reflects upon the good name and reputation of Midcom or its parent corporation. The parties acknowledge that the goodwill associated with the marketing of PRODUCT(S) belongs to Midcom and that Distributor shall have no vested or proprietary rights thereto. Prior written approval from Midcom is required for use of Midcom logo.

                                  8







12.  LIMITATION ON AUTHORITY

Distributor acknowledges that it is an independent Distributor, that Distributor has not been granted a franchise, nor do the parties intend to create a franchise, that Distributor is not Midcom's agent, and that Distributor will not hold itself out as an agent of Midcom. Distributor shall not commit Midcom to any contractual obligation, make any warranties or statements ostensibly on behalf of or approved by Midcom with respect to PRODUCT(S) other than those set forth in Midcom's warranty,, or engage in any conduct which violates any federal, state, or local laws or regulations. Distributor agrees to indemnify and hold Midcom harmless in any claims arising from any warranty made by Distributor or its' employees or agents.


13.  EXCUSE OF PERFORMANCE

Midcom shall not be liable for failure to deliver, delays in delivery, or failures to perform under this Agreement occasioned, in whole or in part, by strikes, lockouts, embargoes, wars, or other outbreak of hostilities, inability to obtain materials or shipping space, machinery breakdown, delays of carriers or suppliers, government acts and regulations, acts of God, receipt of orders in excess of Midcom's inventory or then scheduled delivery capacity, or any unforeseen circumstances or causes beyond Midcom's control.

14.  LIMITATION OF ACTIONS

No action for breach of this Agreement or relating to the sale of the PRODUCT(S) shall be commenced by distributor more than one (1) year after the accrual of the cause of action therefore.



15. LIMITATION OF LIABILITY

UNDER NO CIRCUMSTANCES SHALL DISTRIBUTOR, THE END-USER OF THE PRODUCT(S), OR ANY OTHER PERSON, BE ENTITLED TO RECEIVE FROM MIDCOM ANY DIRECT, SPECIAL, INCIDENTAL, CONSEQUENTIAL, OR EXEMPLARY DAMAGES (INCLUDING, BUT NOT LIMITED TO, DAMAGES FOR ECONOMIC LOSS, LOSS OF REVENUE, PROFIT, LOSS OF USE OF PRODUCT(S), DOWNTIME COSTS OR LABOR COST, EVEN IF MIDCOM HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGES), FOR ANY ACT OR FAILURE TO ACT, INCLUDING NEGLIGENCE HEREUNDER. IN NO EVENT WILL MIDCOM BE LIABLE FOR ANY CLAIM IN AN AMOUNT GREATER THAN THE PURCHASE PRICE PAID FOR THE
PRODUCT(S) THAT IS THE SOURCE OF THE CLAIM.
                                    9








16.  EXPORT CONTROL

Distributor understands that this Agreement involves PRODUCT(S) and/or technical data that may be controlled under U.S. Export Administration Regulations, and may be subject to the approval of the U.S. Department of Commerce prior to export. Any export of the PRODUCT(S) and/or technical data directly or indirectly in contravention of the U.S. Export Administration Regulations is strictly prohibited.


17.  ENTIRE AGREEMENT

This Agreement constitutes the entire Agreement of the parties with respect to its subject matter. There are no other agreements pertaining to the subject matter hereof, either oral or written. No contrary, different or additional terms will apply to transactions contemplated by this Agreement, even if such terms are contained on Distributor's purchase order forms or on other documents sent to Midcom by the Distributor. Should any provision of this Agreement be held invalid or unenforceable, the remaining provisions shall nevertheless be given full force and effect.

18.  POST-EXECUTION MODIFICATION AND WAIVER

Once this Agreement is executed by Midcom and Distributor, this Agreement may be modified or amended only in writing signed by Distributor and by a duly authorized officer of Midcom. Either party may waive, in writing, a provision in this Agreement which is for its benefits. A waiver of any provision in any one instance shall not be deemed a waiver of any provision in another instance.



19. OBSOLESCENCE

a. In the event Midcom declares a PROOUCT(S) to be obsolete, Distributor shall have thirty (30) days from the receipt of written notice of obsolescence to request an RMA number in accordance with Section 7 hereof. Provided Distributor acts in a timely manner, Midcom will accept return of obsolete PRODUCT(S) and grant the Distributor a credit based upon the price contained in Midcom's most recently published price list.
b. All PRODUCT(S) with date codes in excess of twenty-four (24) months may be considered to be obsolete by Midcom and are not eligible for return. Midcom will replace obsolete date code parts, if returned in a timely manner. However, PRODUCT(S) in this category must be replaced during normal stock rotation cycle per Section 6c.
                                   10









20.  INDEMNIFICATION

a. Midcom agrees to and shall, at its option, either negotiate a settlement of, or defend all claims, suits, or proceedings brought against Distributor based upon any claim that the PRODUCT(S) purchased hereunder constitute any infringement of any U.S. patent, trademark, copyright or mask work now or hereafter granted, provided Midcom is notified promptly in writing and is given complete authority and information required for the defense or settlement of same; and Midcom shall pay all judgments, decrees, compromises, costs and expenses arising from any charge of infringement against Distributor or its subsidiaries, or their customers, but Midcom shall not be liable for compromises incurred or made by Distributor without Midcom's prior written consent or for claims arising from PRODUCTS that have been damaged, altered by someone other than Midcom or PRODUCTS, that are obsolete or over 24 months old. Distributor may be represented in such suit or proceedings by counsel of its choice at its own expense.
b. If a claim of infringement of a patent, trademark, copyright or mask work or other recognized proprietary right or misuse or misappropriation of trade secrets has occurred, or in Midcom's opinion is likely to occur, Distributor agrees to permit Midcom, at Midcom's sole option and expense, either to procure for Distributor and its customers the right to continue using the PRODUCT(S) or to replace or modify the same so that they become noninfringing while remaining substantially equivalent in form, fit and function, or in the event such replacement, modification or removal is impractical, Midcom shall accept the return of such infringing PRODUCT(S) and refund the purchase price or the published price, whichever is lower.
c. Notwithstanding the foregoing, Midcom shall have no obligation with respect to claims of infringement based upon use of the PRODUCT(S) in combination with PRODUCT(S) not made by or for Midcom, or with respect to any claims arising out of compliance with Distributor's unique design or specifications furnished to Midcom by Distributor. The foregoing states the entire liability of Midcom for all loss or damage whatsoever to Distributor arising from infringement of patents, trademarks, copyrights or mask works of others.


21. MISCELLANEOUS

a. Notwithstanding anything to the contrary that is contained herein or may be implied herefrom, Midcom reserves the right to adjust prices to compensate for increases in tariffs or similar charges or for other governmental actions resulting in curtailment, prevention, taxation or other burdening of imports.
b. This agreement shall be governed, construed and enforced in accordance with the laws of State of South Dakota.
                                     11







c. Any disputes arising out of this Agreement shall be subject to final and binding arbitration. The arbitration will be conducted by one arbitrator who is a member of the American Arbitration Association (AA) or of Judicial Arbitration and Mediation Services (JAMS) and will be governed by the Model Employment Arbitration rules of AAA. The arbitration shall be held in Watertown, SD. The arbitrator shall have all authority to determine the arbitrability of any claim and enter a final and binding judgment at the conclusion of any proceeding in respect of the arbitration. Any final judgment may only be appealed on the grounds of improper bias or improper conduct of the arbitrator. Notwithstanding any rule of AAA to the contrary, the parties will be entitled to conduct discovery (i.e. investigation of facts through depositions and other means) which shall be governed by the Code of civil Procedure section 1283,05. The arbitrator shall have all power and authority to enter orders relating to such discovery as are allowed under the Code. The arbitrator will apply South Dakota substantive law in all respects. The party prevailing in the resolution of any such claim will be entitled, in addition to such other relief as may be granted, to an award of all actual attorneys fees and costs incurred in pursuit of the claim, without regard to any statute, schedule, or rule of court purported to restrict such award, Any dispute which cannot be so resolved or which is not subject to such resolution shall be subject to the exclusive jurisdiction of the South Dakota State Courts of Codington County, South Dakota (or, if there is exclusive federal jurisdiction, the United States District court for South Dakota), and the parties agree and submit to the personal and exclusive jurisdiction and venue of these courts.
d. Should any provision of this Agreement be held invalid or unenforceable, the remaining provisions shall nevertheless be given full force and effect. In any judicial proceeding related to or arising out of or in connection with this Agreement, or the conduct of the parties with respect to the goods covered by this Agreement, or the breach of this Agreement or of any law applicable to the conduct of the parties, the matter shall be tried and determined by a judge alone, without a jury.
e. After termination, this Agreement shall continue to govern the rights and duties of the parties as to transactions made hereunder.
f. Wherever in this Agreement the consent or authorization of Midcom by a Midcom employee of specific corporate position is required, only such person or a Midcom employee of higher corporate position may bind Midcom. This Agreement shall be executed in duplicate, each copy being considered an original, but both taken together shall constitute but one Agreement.
g. All notices required to be given hereunder shall be in writing and may be sent by mail to the other party at its office address indicated on the first page hereof, or as such party may later change by notice in writing. Notices sent by mail shall be deemed given when deposited in the mail and notices given by other means shall be deemed given when received by the party to whom such notice is addressed.
h. A mutual agreement not to hire Midcom/Reptron personnel unless approved in advance.
                                    12






i. Subsection headings used in this Agreement are for convenience only and shall not be deemed to effect in any way the interpretation or meaning of the provisions of this Agreement.

Wherefore, the parties hereto have executed this agreement on the day and year first written above.

DISTRIBUTOR:
Reptron Electronics Inc.                    Midcom, Inc.

By: /s/ Jack Killoren  5/6/99               By: /s/ Julie LeVake  5/25/99
    -------------------------                   -------------------------
    Jack Killoren     Date                      Julie LeVake      Date
TITLE:  V.P. of Passive and                 TITLE:  V.P. Worldwide Sales
        Electromechanical                          and Marketing

By: /s/ Brian Thompson  5/6/99
   ---------------------------
   TITLE:  Director of Passive and
           Electromechanical







                                  CONTACTS

  Availability/Stock Checks             Midcom Distribution Sales Support


  Cross Reference Information           Local Representative


  Expedites                             Midcom Distribution Sales Support


  General Information                   Policy and Procedure Manual or
                                        Midcom Distribution Sales Support


  Literature Request                    Midcom MarCom

  Order Entry                           Midcom Distribution Sales Support

  Price Protection Inquiries            National Distribution Sales
                                        Manager


  Price Quotes                          Local Representative

  RMAs                                  Midcom Distribution Sales Support

  Sample Requests                       Local Representative

  Ship and Debit (DPA)                  Local Representative


if there is not a local Midcom Representative contact Midcom
Distribution Sales Support

PRICING


PRICE PROTECTION:

Midcom will protect the Distributor in the event of a price decrease. A price protection claim form will be attached to the Distributor Price List. This claim form indicates Midcom part numbers that have decreased in cost since Midcom's previous price list. Each Distributor location should complete this form and have inventory quantities verified by the local Midcom representative.

This claim form and corresponding debit memo should be forwarded to Midcom in Watertown, SD, Attention: Credit Department, for processing. AU claims must be received within thirty (30) days of the Price List or Addendum issue date. Claims submitted after thirty (30) days will not be honored

All orders on Midcom's computerized information system will ship at the distributor cost in effect at the time of shipment per the distributor price list.

Only standard items listed in the current Distributor Price List are price protectable. No price protection claim form will be honored unless the Distributor has submitted a monthly inventory report with all information required by Midcom,

PRICE CHANGES:

Midcom may change any price without prior notification. Notification of changed prices will appear in the Distributor Price List, or addendum.

In the event of a price increase, the increased price shall become effective 30 days from notification, and at that time all backlog at Midcom will be changed to reflect the new increased cost.

Distributors may request special pricing via Debit Price Authorization
(DPA) for existing customer orders at the time of the price increase.

DISTRIBUTOR COST
PRICE PROTECTION CLAIM
PRICE CHANGES JULY 1, 19_

                                  (EXAMPLE)


                  DISTRIBUTOR COST      INVENTORY        TOTAL PRICE
PART NUMBER       PREV. 07/01/96 DIFF.   07/01/XX        PROTECTION CLAIM

123 - ABC         0.xx  0.xx     0.04    Quantity        $
456 - DEF         0.xx  0.xx     0.04    Quantity        $
789 - GHI         0.xx  0.xx     0.04    Quantity        $



                       TOTAL PRICE PROTECTION CLAIM
            Claims will not be honored unless verified below:

Distributor Name:

Location (City & State):

Distributor Product Manager:

Please send completed form to: Distribution Sales Support
Midcom, Inc.
121 Airport Drive
Watertown, SD 57201
Attn:  Accounting


ALL PRICE PROTECTION CLAIMS MUST BE RECEIVED AT MIDCOM, SOUTH DAKOTA OFFICE WITHIN THIRTY (30) DAYS FROM THE DATE OF DISTRIBUTOR PRICE LIST. CLAIMS RECEIVED AFTER THIRTY (30) DAYS WILL NOT BE HONORED.

QUOTE PROCEDURES:
DISTRIBUTOR QUOTE PROCEDURE.
The following information will be required on all requests for quote:
1.  End Customer
2.  Part Number and Quantity
3.  Customer Required Delivery Schedule
4.  Competition and Target Prices
5.  Distributor/Midcom Stock Status

It is the Distributor's responsibility to provide as much market and competitive information as possible. A thorough qualification of customer requirements will greatly enhance our ability to service our Distributors in a timely fashion.


NON-STANDARD PRODUCT(S):

Non-Standard PRODUCT(S) are defined as those PRODUCT(S) not recommended for stocking or new designs (Class D), or custom parts listed in the Distributor Price List. Some Non-Standard PRODUCT(S) may be listed in the Distributor Price List. Items not found in the Price List will be handled on a case-by-ease basis, Non-Standard PRODUCT(S) are all non-cancelable/nonreturnable. Non-standard PRODUCT(S) are subject to quoted minimums. Quotations and sale of such items are at the sole discretion of Midcom. NonStandard orders will be limited to a single shipment. Requests for scheduled orders will be handled on a case-by-case basis through Watertown,


QUOTE LOGILOST BUSINESS REPORT.

Quote requests should be sent to your local Midcom representative. They in turn will submit this information to Midcom. Based upon review of the above information, a Distributor cost may be established that best meets the competitive input, and a quote number will be assigned.

Note: Price quotes are valid for thirty (30) days unless otherwise stated.

STOCK CHECKS:

Stock checks may be obtained by calling the Midcom Distribution Sales
Coordinator.

DEBIT PRICE AUTHORIZATION (DPA):

DPAs are only issued on standard PRODUCT(S) listed in the current
Distributor Price List.

All orders booked based on a special Distributor cost (lower than standard book cost) must have a Debit Price Authorization (DPA) number assigned. DPA numbers should be obtained at the time the customer places the order with the Distributor, Distributors should request DPAs from their local Midcom representative. Midcom, Watertown has sole authority for issuance and approval of DPAS.

The following information will be confirmed at the time the DPA number is assigned:

1.  Midcom Part Number
2.  End Customer and Location
3.  End Customer Purchase Order Number
4.  Part Number(s) and Quantity Booked
5.  Delivery Schedule to End Customer
6.  Special Cost Issued and Resale to Customer
7.  Gross Profit Percent Amount

The minimum line item dollar amount on DPAs is $50.00

When the Distributor receives the confirming DPA copy, it should be inspected closely. Any discrepancies between the confirming DPA and what was quoted verbally must be reported within 48 hours to the sales coordinator at Midcom .

The difference between the book cost and the DPA special cost will be the amount of the Distributor's debit memo claim. The debit memo must reference the DPA number and must include a copy of the Distributor's invoice to their customer. Midcom reserves the right to reject a Distributor's debit if any of items 1-7 above differ from those on the Distributor's DPA and accompanying invoices. In the event of a price increase/decrease, the new Distributor cost will be considered valid as of the effective date of the Price List or Addendum change.

Midcom, Inc. reserves the right to limit the time of validity on special pricing authorized on DPAS. A six (6) month maximum is in effect on all DPAS, unless otherwise stated at the time of issuance. Add-ons, increases and reschedules must be re-negotiated prior to shipment. Debits will not be honored without prior authorization.

Note:	ALL DPA REQUESTS ARE SUBJECT TO APPROVAL FROM
MIDCOM.
                                        18






DEBIT MEMOS PROCESSING FOR SHIP & DEBIT CLAIMS:

Debit memos submitted for ship and debit claims must reference the DPA number. Debit memos should be issued after each scheduled shipment to the end customer has taken place and submitted to Midcom no later than thirty (30) days from the date of shipment. Any claims submitted after thirty (30) days will not be honored.

The following information and documentation must accompany all debit memos against DPA ship and debit claims:

1.  DPA Number
2.  Itemization of Debit Claims:
        Part Number
        Quantity Shipped
        Standard Cost
        Special Cost
3.  Proof of Shipment to End Customer Must Include:
        End Customer Name
        Date of Shipment
        Part Number and Quantity Shipped
        Resale to the Customer
        End Customer Invoice Number

All debit memos must total a minimum of $50.00 in value per line item.

Midcom has the right to bill the Distributor back on any DPA credit if the DPA expires and the entire quantity did not ship. All bill-backs on DPA discrepancies must be resolved within sixty (60) days.

Mail all debit memos to: Midcom, Inc.
121 Airport Drive
Watertown, SD 57201
Attn:  Credit Department








                                         19






REPORTS


POINT OF SALES INFORMATION:

Every Distributor must submit the POINT OF SALES (POS) monthly, by the tenth (10th ) day of each month. These reports are due in the Midcom, Watertown, SD office, Attention: Distribution Sales.

The following information is required for each line item on the Point of Sales Report:

1.  Complete Midcom Part Number
2.  Quantity (per each)
3.  Unit Cost
4.  Unit Price (resale)
5.  Customer Name
6.  "Ship To" City, State and Zip Code
7.  Branch Location
8.  Ship/invoice Date

Data must clearly identify Distributor name/branch and date covered.
Due to the confidential nature of POS information it is understood Midcom will not reveal or share this information with any other distributor during or after period of authorization.


INVENTORY INFORMATION:

Every Distributor must submit the Midcom inventory for the calendar month end at all locations by the tenth (1 0th) of each month. These reports should be sent to Midcom, Watertown, SD, Attention: Distribution Sales.

The following information is required on the inventory data:

1.  Complete Midcom Part Number
2.  Quantity (per each)
3.  Cost
4.  Extension of Cost
5.  Location of Inventory

Distributors failing to submit this data are subject to termination per our contractual Agreement.





                                    20






Distributors must maintain an adequate inventory of all PRODUCT(S) to meet the sales forecast for the territory.








                                         21







ORDER ENTRY

1. New orders must be submitted by Fax, Mail or EMAIL. No verbal orders will be accepted.

2.  Orders should be sent to the Midcom Sales Coordinator.

3. Minimum order requirements are $500.00. (Purchase orders for tape and reel products will be accepted only in multiples of reel quantities. Part types cannot be mixed on a reel.)

4. All requests for changes to orders must be received in writing for approval.

5.  Midcom's standard terms of sale are Net 30.

6. No cancellations and/or reschedules can be made to a standard order thirty (30) days, or less, before the Midcom scheduled promise ship date without Midcom, Watertown, SD approval.


If a device is removed from the Standard Distributor Price List, the Distributor has thirty (30) days from the date it was removed to cancel that device from any open purchase orders.


7. Orders/Change Orders must include the following information as applicable:

  a.  Distributor Name/Location
  b.  Bill To and Ship To Address
  c. Ship via Method: If Federal Express, we must have the Distributor's Federal Express account number on the order or on file.
  d.  Purchase Order Number
  e.  Complete Midcom Part Number
  f. Midcom's Distributor Book Cost: If other than book cost, it must be so stated along with quote number, if applicable.
  g.  Distributor Request Date
  h. Negotiated Ship Date: If a negotiated ship date is not supplied by the Distributor, Midcom will fill in the field with the current lead time for PRODUCT(S).








                                  22






8. All orders quoted as "NON-CANCELABLEINON-RETURNABLE' Must state this on the purchase order, referencing a Midcom quote number if applicable.

All PRODUCT(S) quoted or designated as non-standard in the Distributor Price List are non-cancelable, non-returnable, and non-reschedulable once placed on order with Midcom. If a written request has been made to pull in a schedule, Midcom will pull in the shipment if availability permits.

Non-Standard PRODUCT(S) is not eligible for price protections, even if the nonstandard pricing changes in the Distributor Price List. Also, DPAs will not be authorized for non-standard PRODUCT(S).








                                      23








SAMPLES

SAMPLES FROM FACTORY INVENTORY:

All samples should be fulfilled from the Distributor's inventory. If the Distributor does not have the PRODUCT(S) in their inventory, the PRODUCT(S) should be purchased, then sampled from the Distributor's shelf. The only exception should be the following:

New PRODUCT(S) Introduction PRODUCT(S) with long lead times.
(Distributor should, however, also place a stocking order on these devices.)

All sample requests must be approved through the local Midcom factory representative sales office.

To facilitate processing of sample requests, it is necessary that each Midcom sample request be submitted with accurate and complete information,

All areas of the Sample Request form must be completed in full, or the Sample Request cannot be processed.


SAMPLES FROM DISTRIBUTOR INVENTORY:

Distributors may sample PRODUCT(S) from their inventory. Debit memos for these samples must be submitted quarterly to Midcom, Watertown. Midcom requires a report by part number verifying that sample shipments were made and to whom. All claims must be received within thirty (30) days of the calendar quarter end and are subject to the following provisions:

1 . Any claim submitted beyond thirty (30) days can be denied. All claims must have appropriate paperwork attached.
2. Credit will only be issued from items listed in the current standard Distributor Price List at time of shipment.
3. All debit memos must reflect the Distributor pricing in effect at time of shipment.
4. Sample order debits must be accumulated until they total a minimum of $25.00 in value.
5. Samples in excess of five (5) pieces or $50.00 should be approved by Midcom, Watertown.





                                  24




RETURN POLICIES AND PROCEDURES
RETURN MATERIAL AUTHORIZATION (RMAs):
1. No PRODUCT(S) will be accepted for return unless a Return Material Authorization (RMA) number has been issued by Midcom.

2. All RMA requests must be in writing either by Letter or Fax sent to the Distribution Sales Department at Midcom, Watertown, South Dakota..

RMA requests must include the following:

   a.  Part Number
   b.  Quantity
   c.  Purchase Order Number
   d.  Midcom Sales Order Number (if known)
   e.  Current Distributor Book Cost
   f.  Reason for Return
   g.  If Defective/Failed, see Item 14 on Page 7-2
   h.  Date Code(s) of the PRODUCT(S)

Note:  Line Item Minimum is $50.00 For all RMAs

3. Material received without prior issuance of RMA number will be returned to sender at their sole cost and no credit will be issued.

4. All returned material must be shipped via surface method (UPS whenever possible). No freight collect shipments will be accepted unless prior authorization is given.

5. The Distributor has thirty (30) days after receiving PRODUCT(S) from Midcom to request an RMA if PRODUCT(S) is damaged or a mis-shipment.

6. All returned material must be sent directly to Midcom, Watertown, freight prepaid, unless otherwise indicated by Midcom.

7. If more than one carton is being returned on the same RMA, all cartons must be marked "Box 1 of 3," "Box 2 of 3," etc., to prevent accidental refusal if the shipment is split by the carrier.

8. RMA numbers must be clearly marked on the outside of each carton and referenced on all related correspondence. All shipments must contain either a packing list or debit memo itemizing part numbers, quantities shipped and referencing original purchase order number and RMA number.


                                     25







9.  ALL RETURNED MATERIAL MUST BE PACKAGED IN THE SAME MANNER AS
ORIGINALLY SHIPPED BY MIDCOM. ANY RETURNED SHIPMENTS NOT PACKAGED PROPERLY WILL BE RETURNED AT DISTRIBUTORS COST WITHOUT CREDIT ISSUED.

10.  TAPE AND REEL PRODUCT(S) MUST BE RETURNED IN THE SAME REEL
QUANTITIES AS ORIGINALLY PURCHASED AND IN THE ORIGINAL MIDCOM PACKAGING.

11. RMAs are ONLY valid for thirty (30) days after issuance and only for those items authorized by Midcom. If the Distributor omits any item(s), or returns a lesser quantity from an authorized RMA shipment, the RMA will be considered complete upon receipt of those PRODUCT(S), To return the balance of the items/quantity originally authorized, it will be necessary to obtain a new RMA number. RMA numbers may be used only once. All PRODUCT(S) authorized for return on an RMA should be returned as one shipment.

12. All defective units will be subject to inspection verification and approval by Midcom prior to issuing an RMA. Failure analysis information must be provided . Distributor may also be requested to send samples on a separate RMA to Midcom, Watertown, for evaluation, prior to obtaining RMA approval,

13. RMA requests for other reasons, such as over-shipments, wrong parts shipped, etc., must be sent to the Distribution Sales Coordinator at Midcom, Watertown, within thirty (30) days.


RETURNS - OBSOLETE PRODUCT(S)

When Midcom removes PRODUCT(S) from the Distributor Price List, the Distributor must request an RMA within 30 days. Requests received after thirty (30) days will not be honored. Credit will be granted from the most recently published Price List, Addendum or actual purchase price, whichever is lower.

The RMA request for obsolete PRODUCT(S) should include the following:

    a.  Part Number(s)
    b.  Quantity
    C.  Cost
    d.  Date Code(s) of the PRODUCT(S)

Although these items have been deleted from the Distributor Price List, PRODUCT(S) returned must be unused in their original Midcom packaging.


                                     26








STOCK ROTATION RETURNS:

1 . Distributors are entitled to rotate slow-moving or excess inventory twice a year in the months of May and November. The dollar amount they will be eligible to rotate will be five percent (5%) of their total purchases at cost in the most previous six (6) month period.

2. Upon notification from Midcom, the Distributor should submit a list of PRODUCT(S) requested for return up to, but not greater than, the eligible dollar amount. The stock rotation request must also be accompanied by an offsetting purchase order for standard Midcom PRODUCT(S) of at least equal value. The offsetting purchase order must be at least equal 'in dollar value to the stock rotation. All requested ship dates must be scheduled equally over the next three (3) month period.

3.  Stock rotations are intended for unused PRODUCT(S) only. Any
PRODUCT(S) returned showing visible signs of handling or abuse will be returned and no credit issued.

4. PRODUCT(S) with date codes beyond 24 months will not be eligible for return.

5. Credit will be issued from the most recently published Price List, Addendum, or actual purchase price, whichever is lower.

6. Requests should be sent to Midcom, Watertown, to the attention of the Distribution Sales Coordinator.

7. After one year upon receipt of initial stocking package, distributor is entitled to 100% rotation privilege of initial stocking package suggested by Midcom. This rotation is in addition to regular stock rotation.








                                    27







ADVERTISING

ADVERTISINGICO-OP AUTHORIZATION PROCEDURE:

The following procedures must be followed to obtain cooperative funding for advertising, promotions and general merchandising of Midcom
PRODUCT(S).

1.  Complete the appropriate Distributor Co-op Authorization Form:

    a. For co-op advertising requests, this form should be sent to the National Distribution Sales Coordinator at Midcom, Watertown, SD, along with a copy of the proposed ad for approval.
    b. For promotions, seminars, special events, etc., this form should be filled out in conjunction with the local Midcom representative and sent to the National Distribution Sales Manager at Midcom, San Diego.
    c.  Co-op forms may be obtained from the local Midcom representative.
    d. All forms must be submitted at least thirty (30) days prior to the planned activity.

2. Written approval from Midcom will be given to the Regional Sales Manager and PRODUCT(S) Manager and will also be mailed or faxed to requester in writing within two (2) weeks after receipt. The written approval will include a Debit Authorization number. Do not proceed without this authorization number.

Upon completion of promotion, seminar, advertisement, etc., the
Distributor will
submit a debit memo along with a copy of the written approval with the authorization number, as well as documentation of billing and expense receipts to show how the final dollar amounts were established. The Distributor has thirty
(30)	days following the event to debit Midcom in Watertown, SD. NO
REQUESTS WILL BE HONORED AFTER THE FACT.








                                 28




LITERATURE
LITERATURE REQUESTS:
All Distributor requests for literature should be sent via Fax, Mail or Email to Midcom using a Midcom request form.

The following information must be included on this form:

a.  Distributor Name
b.  Location (complete address)
c.  Person to Whom Literature Should Be Directed
d.  Date Requested
e.  Date Required
f.  Quantity Required

If the literature requested is not in stock, the request will be placed in back order and filled as soon as the material becomes available.

For large literature requests for any trade shows, mass mailings, co-op advertisements, etc., please notify the Midcom Marcom Department in writing at least thirty (30) days in advance. Any literature that is in short supply may be allocated against the request without the full quantity being supplied.








                                         29