Form 10-Q
period 1999-09-30
REPTRON ELECTRONICS INC
filed 1999-11-15
CIK 918765

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                   FORM 10-Q

       (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30,1999

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

                                       Yes    X        No
                                           -------        -------
6,167,119 shares of common stock issued and outstanding as of November 12, 1999
---------                                                     -----------------

                           REPTRON ELECTRONICS, INC.


                                     INDEX




                                                                      Page
PART I.  FINANCIAL INFORMATION                                       Number

         Item 1.  Financial Statements

                  Consolidated Statements of Operations --
                  Three months ended September 30, 1999 and
                  September 30, 1998 and Nine months ended
                  September 30, 1999 and September 30, 1998            3

                  Consolidated Balance Sheets --
                  September 30, 1999 and December 31, 1998             4

                  Consolidated Statement of
                  Shareholders' Equity -- Nine months ended
                  September 30, 1999 and year ended December 31, 1998  5

                  Consolidated Statements of Cash Flows --
                  Nine months ended September 30, 1999 and September
                  30, 1998                                             6

                  Notes to Consolidated Financial Statements -
                  September 30, 1999                                   8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations       10


PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of the Security
                  Holders                                             14

         Item 6.  Exhibits and Reports on Form 8-K                    14


Signatures                                                            15

PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements

                           REPTRON ELECTRONICS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                                      Three months ended                  Nine months ended
                                                         September 30,                      September 30,
                                                     1999             1998             1999              1998
                                                 -----------      -----------      -----------      -----------
Net sales                                        $    93,559      $    77,527      $   251,970      $   221,998
Cost of goods sold                                    80,119           66,254          217,525          188,471
                                                 -----------      -----------      -----------      -----------
    Gross profit                                      13,440           11,273           34,445           33,527

Selling, general and administrative expenses          14,130           12,099           40,353           34,125
                                                 -----------      -----------      -----------      -----------
    Operating loss                                      (690)            (826)          (5,908)            (598)

Interest expense, net                                  1,964            2,306            6,131            6,003
                                                 -----------      -----------      -----------      -----------
    Loss before income taxes                          (4,715)          (2,343)          (9,386)          (3,467)

Income tax benefit                                      (990)          (1,176)          (4,595)          (2,676)
                                                 -----------      -----------      -----------      -----------
    Loss before extraordinary item                    (1,664)          (1,956)          (7,444)          (3,925)

Extraordinary gain on extinguishment
  of debt, net of tax                                  4,527               --           12,776               --
                                                 -----------      -----------      -----------      -----------
    Net earnings (loss)                          $     2,863      $    (1,956)     $     5,332      $    (3,925)
                                                 ===========      ===========      ===========      ===========
Net earnings (loss) per common share -
  basic and diluted:
    Loss before extraordinary item               $     (0.27)     $     (0.32)     $     (1.21)     $     (0.64)
    Extraordinary gain                                   .74               --             2.08               --
                                                 -----------      -----------      -----------      -----------
    Net earnings (loss) per common share -
      basic and diluted                          $      0.47      $     (0.32)     $      0.87      $     (0.64)
                                                 ===========      ===========      ===========      ===========
Weighted average common shares
  outstanding - basic and diluted                  6,147,119        6,145,936        6,147,119        6,108,324
                                                 ===========      ===========      ===========      ===========

  The accompanying notes are an integral part of these financial statements

                           REPTRON ELECTRONICS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                     ASSETS
                                                  (Unaudited)
                                                 September 30,  December 31,
                                                      1999         1998
                                                 -------------  ------------
CURRENT ASSETS
  Cash and cash equivalents                         $  2,848    $ 10,065
  Accounts receivable - trade, net                    59,393      49,503
  Inventories, net                                    77,169      69,331
  Prepaid expenses and other                             872       9,296
  Deferred tax benefit                                   995       2,295
                                                     -------     -------
      Total current assets                           141,277     140,490

PROPERTY, PLANT & EQUIPMENT - AT COST, NET            35,439      38,273
EXCESS OF COST OVER NET ASSETS ACQUIRED, NET          24,033      25,527
OTHER ASSETS                                           2,923       5,794
                                                     -------     -------
                                                    $203,672    $210,084
                                                     =======     =======

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                            35,963      25,542
  Current portion of long-term obligations             4,031       3,866
  Accrued expenses                                     5,728       9,183
  Deferred revenue                                         -          70
  Income taxes payable                                 1,909          -
                                                     -------     -------
      Total current liabilities                       47,631      38,661

LONG-TERM OBLIGATIONS, less current portion          108,583     129,297
SHAREHOLDERS' EQUITY
  Preferred Stock - authorized 15,000,000 shares
   of $.10 par value; no shares issued                     -           -
  Common Stock - authorized 50,000,000 shares
   of $.01 par value; issued and outstanding,
   6,147,119 shares                                       61          61
  Additional paid-in capital                          21,676      21,676
  Retained earnings                                   25,721      20,389
                                                     -------     -------
                                                      47,458      42,126
                                                     -------     -------
                                                    $203,672    $210,084
                                                     =======     =======

 The accompanying notes are an integral part of these financial statements

                           REPTRON ELECTRONICS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       (In thousands, except share data)

                                  Common Stock                                          Total
                           -------------------------    Additional                     Share-
                             Shares           Par        Paid In       Retained       holders'
                           Outstanding       Value       Capital       Earnings        Equity
                           -----------     ---------    ----------     ---------      ---------
Balance at
December 31, 1997            6,088,369     $      61     $  21,378     $  33,536      $  54,975
Exercise of stock
options                         58,750            --           298            --            298
Net loss                            --            --            --       (13,147)       (13,147)
                             ---------     ---------     ---------     ---------      ---------
Balance at
December 31, 1998            6,147,119            61        21,676        20,389         42,126

Net earnings (unaudited)            --            --            --         5,332          5,332
                             ---------     ---------     ---------     ---------      ---------
Balance at
September 30, 1999
  (unaudited)                6,147,119     $      61     $  21,676     $  25,721      $  47,458
                             =========     =========     =========     =========      =========




























   The accompanying notes are an integral part of this financial statement


                           REPTRON ELECTRONICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                         Nine months ended
                                                          September 30,
                                                            (Unaudited)
                                                      ----------------------
                                                        1999          1998
                                                      --------      --------
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
  Net earnings (loss)                                 $  5,332      $ (3,925)
  Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities and
    net of acquisitions:
    Depreciation and amortization                        8,198         7,526
    Extraordinary gain                                 (12,776)           --
    Deferred income taxes                               (4,595)          113
    Loss on disposal of assets                              --          (218)
    Change in assets and liabilities:
       Accounts receivable - trade                      (9,502)        6,298
       Inventories                                      (7,469)        5,906
       Prepaid expenses and other current assets         8,424        (2,233)
       Other assets                                        228        (1,539)
       Accounts payable - trade                         10,421       (13,018)
       Accrued expenses                                 (3,455)         (150)
       Deferred revenue                                    (70)       (1,280)
       Income taxes payable                               (715)           --
                                                      --------      --------
         Net cash used in operating
          activities                                    (6,435)       (2,520)
                                                      --------      --------
Cash flows from investing activities:
  Net cash paid for acquisitions                            --       (31,006)
  Purchases of property, plant and equipment            (2,541)       (3,054)
  Proceeds from the sale of property                        99           597
                                                      --------      --------
         Net cash used in investing activities          (2,442)      (33,463)
                                                      --------      --------
Cash flows from financing activities:
  Proceeds from exercise of stock options                   --           298
  Net proceeds from note payable to bank                29,302            --
  Payments on long term obligations                    (27,642)      (10,899)
                                                      --------      --------
         Net cash provided by (used in) financing
         activities                                      1,660       (10,601)
                                                      --------      --------
Net decrease in cash and cash equivalents               (7,217)      (46,584)
Cash and cash equivalents at beginning of period        10,065        55,135
                                                      --------      --------
Cash and cash equivalents at end of period            $  2,848      $  8,551
                                                      ========      ========

The accompanying notes are an integral part of these financial statements


                           REPTRON ELECTRONICS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In thousands)

                                                          Nine months ended
                                                            September 30,
                                                             (Unaudited)
                                                          -----------------
                                                            1999      1998
                                                          -------   -------
Supplemental cash flow information:
  Interest paid                                           $7,561    $ 4,681
                                                          ======    =======
  Income taxes paid                                       $  690    $   172
                                                          ======    =======

Non-cash investing and financing activities:
No capital leases were entered into during the nine month period ended September 30, 1998. During the nine month period ended September 30, 1999, the company incurred approximately $322,000 of obligations under capital leases for the acquisition of equipment.

Goodwill, related to the 1998 Hibbing acquisition, was reduced approximately $767,000 during the period ended September 30, 1999.

Net capitalized financing costs of approximately $1.2 million, related to the year to date repurchase of convertible subordinated bonds, have been written off during the period ended September 30, 1999, and has been included in the calculation of the extraordinary item (see note D).























  The accompanying notes are an integral part of these financial statements

                           REPTRON ELECTRONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                  (Unaudited)

NOTE A -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. The consolidated financial statements as of September 30, 1999 and for the three and nine months ended September 30, 1999 and September 30, 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the 1998 Form 10-K.

NOTE B --  INVENTORIES

Inventories consist of the following (in thousands):


                                          September 30,       December 31,
                                              1999                1998
                                          -------------       ------------
   Reptron Distribution:
      Inventories                           $40,489              $37,026

   K-Byte Manufacturing:
      Work in process                        13,177                9,043
      Raw Materials                          23,503               23,262
                                            -------              -------
                                            $77,169              $69,331
                                            =======              =======

                           REPTRON ELECTRONICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 1999
                                  (Unaudited)

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

The following table shows net sales and gross profit by industry segments:

                                  Three months ended        Six months ended
                                     September 30,            September 30,
                                    (in thousands)           (in thousands)
                                ---------------------     ---------------------
                                  1999         1998         1999         1998
                                --------     --------     --------     --------
Net Sales
  Distribution                  $ 52,858     $ 36,559     $136,552     $117,858
  Contract Manufacturing          40,701       40,968      115,418      104,140
                                --------     --------     --------     --------
                                $ 93,559     $ 77,527     $251,970     $221,998
                                ========     ========     ========     ========

Gross Profit
  Distribution                  $  8,659     $  7,073     $ 22,689     $ 22,540
  Contract Manufacturing           4,781        4,200       11,756       10,987
                                --------     --------     --------     --------
                                $ 13,440     $ 11,273     $ 34,445     $ 33,527
                                ========     ========     ========     ========

NOTE D -- EARLY EXTINGUISHMENT OF DEBT

Reptron extinguished approximately $13.7 million of its convertible subordinated bonds during the third quarter of 1999. The cash paid to extinguish these bonds was approximately $5.7 million. This transaction generated an after tax extraordinary gain of approximately $4.5 million. The net capitalized financing costs of approximately $424,000 associated with the extinguished debt was written off during the third quarter of 1999.

Reptron extinguished approximately $38.7 million of its convertible subordinated bonds in the nine months ended September 30 of 1999. The cash paid to extinguish these bonds was approximately $16.1 million. This transaction generated an after tax extraordinary gain of approximately $12.8 million. The net capitalized financing costs of approximately $1.2 million associated with the extinguished debt was written off during the third quarter of 1999.

NOTE E - SUBSEQUENT EVENT

On October 27, 1999, Reptron Electronics, Inc.,("Reptron") acquired all of the assets and assumed stated liabilities of Applied Instruments, of Fremont, California. This transaction will be recorded as an asset purchase. At closing, Reptron paid $7.5 million cash and assumed, among other liabilities, $1.4 million of bank debt. Additional purchase consideration may be paid in annual installments over the next three years based upon Applied Instruments attaining certain levels of profitability. There is no minimum required annual installment amount. Each of the annual installments cannot exceed $3.5 million. Management has determined that the goodwill associated with this transaction will be amortized over a 20 year life.

In October, 1999, the Company expanded its credit facility with PNC Bank to $60.0 million from $50.0 million to finance this acquisition.

                            REPTRON ELECTRONICS, INC

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This document contains certain forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended. Factors that could cause actual results to differ materially include the following: business conditions and growth in Reptron's industry and in the general economy; competitive factors; risks due to shifts in market demand; the ability of Reptron to complete acquisitions and integrate; and the risk factors listed from time to time in Reptron's reports filed with the Securities and Exchange Commission as well as assumptions regarding the foregoing. The words "believe", "estimate", "expect", "intend", "anticipate", "plan" and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. Reptron undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward- looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.

RESULTS OF OPERATIONS

         Net Sales. Third quarter net sales increased $16.0 million, or 20.7%, from $77.5 million in the third quarter of 1998 to $93.6 million in the third quarter of 1999. Total net sales for the first nine months of 1999 increased $30.0 million, or 13.5% from $222.0 million in the first nine months 1998 to $252.0 million in the first nine months of 1999.

         Reptron Distribution third quarter net sales increased $16.3 million, or 44.6%, from $36.5 million in the third quarter of 1998 to $52.8 million in the third quarter of 1999. This significant increase in sales resulted primarily from an improving market for sale of electronic components in the United States. Additionally, Reptron Distribution has increased its workforce by approximately 21% in 1999 to help promote sales. The largest customer represented approximately 7.1% of Reptron Distribution third quarter, 1999 net sales (4.0% of total Company net sales) and the top ten customers accounted for approximately 30.9% of Reptron Distribution third quarter 1999 net sales. Sales of semiconductors accounted for 70.9% of third quarter Reptron Distribution net sales, with the remaining sales generated from passive components (19.9%) and electromechanical products (9.2%). Sales generated from the top three Reptron Distribution vendor lines accounted for approximately $14.7 million, or 27.8% of Reptron Distribution's 1999 third quarter net sales, as compared with approximately $11.0 million or 30.2% of Reptron Distribution's 1998 third quarter net sales.

         Reptron Distribution net sales increased $18.6 million, or 15.9%, from $117.9 million in the first nine months of 1998 to $136.5 million in the first nine months of 1999. The largest Reptron Distribution customer in the first nine months of 1999 represented approximately 5.2% of total Reptron Distribution net sales (2.8% of total Company net sales) and the top ten customers accounted for 24.9% of total Reptron Distribution net sales. Sales of semiconductors accounted for 70.9% of first nine months of Reptron Distribution net sales, with the remaining sales generated from passive components (19.9%) and electromechanical products (9.2%). Sales generated from the top three Reptron Distribution vendor lines accounted for approximately $35.0 million, or 25.7% of Reptron Distribution's 1999 first nine months net sales, as compared with approximately $30.2 million or 25.6% of Reptron Distribution's 1998 first nine months of net sales.

         K-Byte Manufacturing net sales increased $267,000,from $40.9 million in the third quarter of 1998 to $40.7 million in the third quarter of 1999, including hibbing Electronics sales. Net sales from Hibbing manufacturing location, acquired May 29, 1998, were $19.9 million in the third quarter of 1999. Hibbing's net sales for the third quarter of 1998 amounted to approximately $14.3 million. Net sales generated within the previously existing K-Byte Manufacturing customer base decreased by approximately $5.9 million in the third quarter of 1999. The largest K-Byte Manufacturing customer accounted for approximately 6.9% of third quarter division net sales (3.0% of total Company net sales). Sales from the Hibbing, Minnesota; Gaylord, Michigan and Tampa, Florida manufacturing facilities accounted for approximately 49%, 27%, and 24%, respectively, of K-Byte Manufacturing third quarter net sales.

         K-Byte Manufacturing net sales increased $11.2 million, or 10.8%, from $104.1 million in the first nine months of 1998 to $115.4 million in the first nine months of 1999. However, 1999 sales include nine months of activity from Hibbing Electronics' operations which was acquired in May, 1998. The largest K-Byte customer accounted for approximately 7.6%, of total first half 1999 division net sales (3.6% of total Company net sales). Sales from the Hibbing, Minnesota; Tampa, Florida and Gaylord, Michigan manufacturing facilities accounted for approximately 43%, 26% and 31%, respectively, of total K-Byte Manufacturing sales in the first nine months of 1999.

         Gross Profit. Total third quarter gross profit increased $2.1 million, or 19.2%, from $11.2 million in the third quarter of 1998 to $13.4 million in the third quarter of 1999. The gross margin of Reptron decreased from 14.5% in the third quarter of 1998 to 14.4% in the third quarter of 1999. Total gross profit increased $918,000, or 2.7%, from $33.5 million in the first nine months of 1998 to $34.4 million in the first nine months of 1999. The gross margin decreased from 15.1% in the first nine months of 1998 to 13.7% in the first nine months of 1999.

         Reptron Distribution third quarter gross profit increased $1.6 million, or 22.4%, from $7.1 million in the third quarter of 1998 to $8.7 million in the third quarter of 1999. The gross margin decreased from 19.3% in the third quarter of 1998 to 16.4% in the third quarter of 1999. This decrease in gross margin is due primarily to industry wide pressures on component pricing and shifts in customer sales mix. Reptron Distribution's first nine months gross margin decreased from 19.1% in the first nine months of 1998 as compared to 16.6% in the first nine months of 1999,for similar reasons.

         K-Byte Manufacturing gross profit increased $581,000, or 13.8%, from $4.2 million in the third quarter of 1998 to $4.8 million in the third quarter of 1999 and its gross margin increased from 10.3% in the third quarter of 1998 to 11.7% in the third quarter of 1999. K-Byte Manufacturing first nine months gross profit increased $769,000 or 7.0% from $6.8 million in 1998 to $7.0 million in 1999 and its gross margin decreased from 10.7% in the first nine months of 1998 to 9.3% in the first nine months of 1999. This decrease in gross margin is reflective of under-absorption of fixed manufacturing overhead and increased depreciation and amortization expenses at current sales levels.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $2.0 million, or 16.7%, from $12.1 million in the third quarter of 1998 to $14.1 million in the third quarter of 1999. These expenses, as a percentage of net sales, decreased from 15.6% in the third quarter of 1998 to 15.1% in the third quarter of 1999. First nine months selling, general and administrative expenses increased $6.2 million or 18.2% from $34.1 million in the first nine months of 1998 to $40.3 million in the first nine months of 1999. First nine months selling, general and administrative expenses as a percentage of net sales increased from 15.3% in the first nine months of 1998 to 16.0% in the first nine months of 1999. This increase is primarily attributed to the Hibbing operating expenses since the May, 1998 acquisition, the addition of sales staff and other infrastructure, primarily for Reptron Distribution, and the increase in variable expenses associated with increased sales.

         Interest Expense. Net interest expense decreased $342,000, or 14.8%, from $2.3 million in the third quarter of 1998 to $2.0 million in the third quarter of 1999. First three quarters net interest expense increased $128,000, or 2.1%, from $6.0 million in the first three quarters of 1998 to $6.1 million in the first three quarters of 1999. The increase is primarily attributed to the acquisition of Hibbing Electronics in May, 1998, and was in part offset by the 1999 bond repurchases.

LIQUIDITY AND CAPITAL RESOURCES

         Reptron primarily finances its operations through operating cash flows, subordinated notes, bank credit lines, capital equipment leases, and short-term financing through supplier credit lines.

         Operating activities for the nine months of 1999 used cash of approximately $6.4 million. This decrease in liquidity resulted primarily from an operating loss of $7.4 million, an increase in accounts receivable of $9.5 million, an increase in inventories of $7.5 million. an increase in deferred income taxes of $4.6 million, and a decrease in accrued expenses of $3.5 million. These items were offset by an increase in accounts payable of $10.4 million, a decrease in prepaid expense and other current assets of $8.4 million.

         During the first nine months of 1999, Reptron expended approximately $16.1 Million in connection with the repurchase of $38.7 million of convertible subordinated bonds, generating a net after tax extraordinary gain of approximately $12.8 million.

         Capital expenditures totaled approximately $2.5 million in the first three quarters of 1999. These capital expenditures were primarily for the acquisition of software, manufacturing equipment and building improvements. The cash reserves of Reptron were used to fund these purchases.

         On October 27, 1999, Reptron Electronics, Inc. ("Reptron") acquired all of the assets and assumed stated liabilities of Applied Instruments, of Fremont, California. At closing, Reptron paid $7.5 million cash and assumed, among other liabilities, $1.4 million of bank debt. Additional purchase consideration may be paid in annual installments over the next three years based upon Applied Instruments attaining certain levels of profitability. There is no minimum required annual installment amount. Each of the annual installments cannot exceed $3.5 million. Management has determined that the goodwill associated with this transaction will be amortized over a 20 year life.

         In October, 1999, the Company expanded its credit facility with PNC Bank to $60.0 million from $50.0 million to finance this acquisition.

         Reptron believes that cash generated from operations, available cash reserves and available credit facilities will be sufficient for Reptron to meet its capital expenditures and working capital needs for its operations as presently conducted. However, Reptron's future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities, and possible acquisitions. While there can be no assurance that such financing will be available in amounts and on terms acceptable to Reptron, Reptron believes that such financing would likely be available on acceptable terms.

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

         Substantially all of the critical systems and equipment utilized in Reptron Distribution, Reptron's central corporate operations and K-Byte Manufacturing, including Hibbing, have been tested for Year 2000 compliance as of September 30, 1999. Those tests have demonstrated the critical operating systems of Reptron Distribution and Reptron's central corporate operations to be Year 2000 compliant Further, testing to date has supported the representations previously made by primary third party software providers to K-Byte Manufacturing regarding their software Year 2000 computability.

         While Reptron is actively seeking assurances of Year 2000 compliance from each of its key suppliers, customers and other third-parties with whom Reptron conducts business, this assessment primarily relies upon such third-parties' representations of Year 2000 compliance. A lack of response or inadequate or inaccurate information from such third parties could materially affect Reptron's assessment of Year 2000 readiness Reptron continues to assess the responses to its inquiries regarding Year 2000 compatibility received from its key suppliers, customers and other third parties.

         To date, the costs incurred by Reptron to address Year 2000 issues have been immaterial, and Reptron expects that the costs to complete Year 2000 compliance certification, testing and verification will also be immaterial. Where appropriate, Reptron is in the process of developing contingency plans in areas it determines that Year 2000 readiness is insufficient. However, no assurances can be given that Reptron's Year 2000 efforts and testing procedures are appropriate, adequate or complete. In addition, Reptron is unable to fully determine the effect of a failure of its own systems or those of any third-party with whom it conducts business, but any significant failures could have a material adverse effect on Reptron's financial condition, results of operations and cash flows.

                           REPTRON ELECTRONICS, INC.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of the Security Holders
              None

Item 6. Exhibits and Reports on Form 8-K

         a.   Exhibits

              10.1  Distribution Agreement between Advantech Technologies and
                    Reptron Electronics, Inc. dated September 7, 1999
              10.2  Distribution Agreement between Samsung displays and
                    Reptron Electronics, Inc. dated July 2, 1999
              27    Financial Data Schedule (for SEC use only)

         b.   Reports on Form 8-K

              None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 12, 1999
        -------------------
                                     REPTRON ELECTRONICS, INC.
                                     (Registrant)



                                     By: /s/ Michael Branca
                                        ------------------------
                                        Michael Branca
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)