Form 10-K
period 1999-12-31
REPTRON ELECTRONICS INC
filed 2000-03-31
CIK 918765

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                            Washington D.C. 20549

                                  FORM 10-K

      (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1999

                                     or

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934

      For the transition period from                  to
                                     -----------------   -------------
-----

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

The aggregate market value of shares of the registrant's common stock held by
non-affiliates of the registrant as of March 22 2000, was
                                              -------------
approximately $56,202,659.
               ----------

The number of shares of the registrant's common stock issued and outstanding
as of March 22, 2000 was 6,167,119.
                  -------------     ---------
Documents Incorporated by Reference:

Parts of the Company's definitive proxy statement for the Annual
Meeting of
the Company's Shareholders to be held on May 22, 2000 are incorporated by reference into Part III of this Form.

                           REPTRON ELECTRONICS, INC.
                                   FORM 10-K
                      Fiscal Year ended December 31, 1999


  Item
Number in
Form 10-K                     PART I                           Page
---------                                                      ----
    1.    Business.............................................  1
    2.    Properties........................................... 13
    3.    Legal Proceedings.................................... 14
    4.    Submission of Matters to a Vote of Security Holders.  14
                              PART II
    5.    Market for the Registrant's Common Stock and
          Related Stockholder Matters.........................  15
    6.    Selected Financial Data.............................  16
    7.    Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................  17
    7a.   Quantitative and Qualitative Disclosures about
          Market Risk.........................................  21
    8.    Financial Statements and Supplementary Data.........  21
    9.    Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure..............  21
                              PART III
   10.    Directors and Executive Officers of the Registrant..  21
   11.    Executive Compensation..............................  21
   12.    Security Ownership of Certain Beneficial Owners
          and Management......................................  21
   13.    Certain Relationships and Related Transactions......  21
                              PART IV
   14.    Exhibits, Financial Statements, Schedule,
          and Reports on Form 8-K.............................  22


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


Item 1.   Business

General

    Reptron Electronics, Inc. ("Reptron") is one of the leading electronics manufacturing supply chain services company providing demand creation distribution of electronic components, custom logistics and supply chain management services, engineering services, display integration services and electronic manufacturing services through its three business units, Reptron Distribution, K-Byte Manufacturing and Applied Instruments. These business units, although operated independently, are complimentary, enabling Reptron to provide customers with a wide range of products and value-added services, as well as a single source for their product, material logistics, engineering, assembly and test requirements. Reptron believes that its approach of total customer solutions serving the supply chain needs of its customers distinguishes it in the electronics industry, provides a high level of value to its customer base and enables it to obtain sole source relationships with an increasing number of its customers. As a result of
Reptron's business strategy, it has increased net sales from approximately
$164.0 million in 1994 to $359.2 million in 1999.

    Reptron was incorporated under the laws of Michigan in 1973 and reincorporated under the laws of Florida in 1993. Reptron's principal executive offices are located at 14401 McCormick Drive, Tampa, Florida 33626, and its telephone number is (813) 854-2351.

The Electronics Distribution and Contract Manufacturing Industry

    Distribution. Most manufacturers of electronics components rely on independent distributors, such as Reptron, to extend their marketing operations. As a stocking, marketing and financial intermediary, a distributor relieves the manufacturer of part of the costs associated with the stocking and selling of its products, including otherwise potentially sizeable investments in inventories, accounts receivable and personnel. At the same time, the distributor offers to a broad range of customers the convenience of diverse inventory, flexible deliveries and a wide range of value-added services to help manage material procurement requirements. The growth of the electronic component distribution industry has been fueled by the growing number of electronic component manufacturers that view their distributors as essential extensions of their marketing organizations and by customers who recognize the value that distributors add to the total material procurement process.

    In recent years, two important trends have developed recently in the U.S. electronic component distribution industry. First, manufacturers of electronic components are reducing the number of distributors who are authorized to sell their products, while maintaining or growing their respective market share. Consequently, the reduced number of authorized distributors must be able to service the market historically addressed by the previous and larger pool of distributors. This trend is the result of the need for original electronic component manufacturers to reduce their operating costs. Engaging a smaller number of distributors allows the manufacturer to reduce support staff.


    A second trend in the industry is the increasing percentage of distribution sales associated with value-added services. This trend is the result of original equipment manufacturers ("OEMs") need to reduce their operating costs. By interacting with distributors through the use of in-plant stores, automated inventory replenishment systems utilizing traditional electronic data interchange ("EDI") or the emerging e-commerce technology and outsourcing of product assembly, among other actions, OEMs may reduce their total materials acquisition cost. The distributor assumes a larger role in the management of the supply chain in these types of engagements.

    Electronics Manufacturing Services ("EMS"). The EMS industry has experienced rapid growth over the past several years as an increasing number of OEMs have chosen to outsource to electronics manufacturing specialists such as K-Byte Manufacturing for the assembly of printed circuit board assemblies and Applied Instruments for display products, integration and assembly. As a result of outsourcing manufacturing services, industry sources estimate that the electronics manufacturing industry has grown at an average annual rate of 25%. Factors driving OEMs to favor outsourcing to electronics manufacturing specialists include:

  - Reduced Time to Market. Because of the intense competitive pressures and rapidly progressing technology in the electronics industry, OEMs are faced with increasingly short product life-cycles and therefore have a growing need to reduce the time required to bring a product to market. OEMs can reduce their time to market by using a electronics manufacturer's established manufacturing expertise and infrastructure.

  - Minimized Capital Investment. As electronic products have become more technologically advanced, the manufacturing process has become increasingly automated and highly intricate, and manufacturers have had to invest in new capital equipment at an accelerated rate. By outsourcing to electronics manufacturing specialists, OEMs are able to lower their investment in inventory, facilities and equipment, thereby enabling them to allocate capital to other activities such as sales and marketing and research and development.

  - Focused Resources. Because the electronics industry is experiencing greater levels of competition and more rapid technological change, many OEMs increasingly seek to focus their resources on activities and technologies that add greater value. By offering turnkey manufacturing services and comprehensive electronic assembly, electronics manufacturing specialists permit OEMs to focus on their core business activities, such as product development, marketing and distribution.

  - Access to Leading Edge Manufacturing Technology. Electronic products and electronics manufacturing technology have become increasingly sophisticated and complex. OEMs desire to work with electronics manufacturing specialists in order to gain access to their technological expertise in process development and control.

  - Improved Inventory Management and Purchasing Power. Electronics industry OEMs are faced with increasing difficulties in planning, procuring and managing their inventories efficiently due to frequent design changes, short product life-cycles, large investments in electronic components, component price fluctuations and the need to achieve economies of scale in materials procurement. Electronics manufacturing specialists are able to manage both procurement and inventory, and have demonstrated proficiency in purchasing components at improved pricing.

Strategy

    Reptron's principal business objective is to expand its presence as a leading electronics supply chain services company. In order to implement its objective, Reptron has formulated a strategy based upon the following key elements:

  - Continue to Leverage Complimentary Businesses. Reptron operates as an electronics supply chain services company that provides value-added distribution of electronic components and targeted electronics manufacturing services. Reptron Distribution emphasizes its value-added services as a method to lower the customer's total material acquisition costs. K-Byte Manufacturing provides turnkey manufacturing, including materials management, board assembly and post production testing. Applied Instruments provides design engineering and systems integration of display solutions, including turnkey manufacturing and testing. These three business units, although operated independently,are complimentary, enabling Reptron to provide customers with a wide range of products and value-added services, as well as a single source for their product, material, logistics, engineering, and assembly and test requirements.

  - Increase Sales from Value-Added Services. Reptron seeks to enhance sales by providing total customer solutions through its value-added services. Reptron Distribution has developed a comprehensive value-added service offering which includes inventory control programs (e.g., bonded, consigned, just-in-time), in-plant stores, automated inventory replenishment systems utilizing EDI and other e-commerce technology, custom supply chain logistics services, component programming, custom display solutions (through Applied Instruments) and electronics manufacturing (through K-Byte Manufacturing). These value-added programs allow the OEMs to reduce their total acquisition costs for materials. An increasing percentage of industry sales are being generated from value-added engagements and management believes Reptron is well positioned to capitalize on this trend. In 1999, approximately 25% of Reptron Distribution sales were generated through value-added services.

  - Target Manufacturing Customers in Specific Market Segments. K-Byte Manufacturing follows a well-defined strategy in its EMS business. K-Byte Manufacturing focuses on complex assemblies in low-to-medium volumes for commercial and industrial customers. Additionally, K-Byte Manufacturing seeks customers that will utilize its ability to assemble customers' products by integrating printed circuit board assemblies into other elements of the customers' products (sometimes referred to as total "box build"). K-Byte Manufacturing also seeks customer relationships in which K-Byte Manufacturing is the primary source and avoids engagements requiring an overflow supplier. K-Byte Manufacturing targets customers in a variety of industries to establish diversity among customers and industries served.

  - Leverage Investments Made in its Manufacturing Facilities. Reptron has invested in facilities that will allow it to expand its business. Reptron believes its combined manufacturing facilities, including Hibbing Electronics Corporation ("Hibbing") can accommodate approximately $300 million in annual contract manufacturing net sales based on the types of business currently transacted by K-Byte Manufacturing. K-Byte Manufacturing's 1999 combined sales totaled approximately $159 million. Consequently, there is substantial capacity to support future sales growth.

  -  Expand Through Business Combinations and Internal Growth.
Reptron
seeks to expand its operations by further enhancing its supply chain services offerings through the addition of services such as power supply integration and cable and harness assembly. Further, Reptron believes that significant opportunities exist to expand its operations into geographic areas that it currently does not serve and to increase its presence in existing markets. This expansion of services and presence can be attained through business combinations, by opening new sales offices or by creating new business operations.

Recent Developments

    On October 27, 1999, Reptron completed its acquisition of Applied Instruments, of Fremont, California. Founded in 1987, Applied Instruments provides display design engineering, systems integration and turnkey manufacturing services to its OEM customers. Applied Instruments has approximately 65 employees and generated approximately $18 million in net sales in 1999. The transaction was recorded as an asset purchase. At closing, Reptron paid $7.5 million cash and assumed, among other stated liabilities, $1.4 million of bank debt. Additional purchase consideration will be paid in annual installments over the next three years based upon Applied Instruments performance. Each of the annual installments cannot exceed $3.5 million.


Certain Considerations

    Dependence upon Key Vendors.  Many of the components distributed by
Reptron Distribution are currently manufactured by a relatively small number of independent vendors. Four vendors collectively accounted for approximately 34.2% and 32.0% of Reptron Distribution's net sales in
1999
and 1998, respectively (18.9% and 16.6% of Reptron's total 1999 and
1998


net sales, respectively). Reptron does not have long-term distribution contracts with its vendors. These contracts are non-exclusive and typically are cancelable upon 30 days written notice.
Additionally, management believes that vendors are consolidating their distribution relationships. Reptron's future success will depend, in large part, on maintaining its vendor relationships. The loss of, or significant disruptions in the relationship with, one or more of Reptron's principal vendors could have a material adverse effect on Reptron's future operating results. See "Reptron Distribution - Vendors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Customer Concentration and Other Factors Affecting Operating
Results.
Reptron's business units have certain customers that account for a significant part of their respective net sales. Reptron Distribution's ten largest customers collectively represented 25.4% of its net sales in both 1999 and in 1998 (14.0% and 13.2% of Reptron's total net sales in 1999 and 1998, respectively). K-Byte Manufacturing currently transacts business with approximately 83 customers with the largest three customers accounting for approximately 11.1%, 7.7% and 6.9% of its net sales in 1999, respectively, and 10.0%, 9.8% and 7.1% of its net sales in 1998, respectively, (5.0%, 3.4% and 3.1% of Reptron's total net sales in 1999, respectively, and 4.8%, 4.7% and 3.4% of Reptron's total net sales in 1998, respectively). Applied Instruments transacted business with approximately 10 customers in 1999 with total sales less than 2% of Reptron's total net sales. The loss of one or more of these major customers, or a reduction in their level of purchasing, could have a material adverse effect on Reptron's business, results of operations and financial condition. K-Byte Manufacturing's operating results are affected by a number of factors, including fixed plant utilization, price competition, K-Byte's ability to keep pace with technological developments, the degree of automation that can be used in an assembly process, efficiencies that can be achieved by K-Byte in managing inventories and fixed assets, the timing of rders from major customers, the timing of capital expenditures in anticipation of increased sales, incurring substantial start-up costs on new assemblies, customer product delivery requirements and increased costs and shortages of components and labor. In addition, because of the limited number of K-Byte Manufacturing's customers and the corresponding concentration of its accounts receivable, the insolvency or other inability or unwillingness of its customers to pay for manufacturing services could have a material adverse effect on Reptron's operating results. See - "Reptron Distribution - Marketing and Customers" and "K-Byte Manufacturing - Marketing and Customers."

    Integration of Applied Instruments Acquisition. The successful integration of Applied Instruments will depend upon several factors including: (i) maintaining significant customers previously serviced by Applied Instruments, (ii) maintaining key management of Applied Instruments, and (iii) the ability to leverage the Reptron Distribution sales force for future customers. There can be no assurance that the expected benefits of this acquisition will be realized or that this acquisition will not adversely affect the future operating results of Reptron.

    The Volume and Timing of Customer Sales May Vary. The volume and timing of purchase orders placed by K-Byte Manufacturing's customers are affected by a number of factors, including variation in demand for customers' products, customer attempts to manage inventory and changes in the customers' manufacturing strategies. K-Byte Manufacturing typically does not obtain long-term purchase orders or commitments but instead works with its customers to develop nonbinding forecasts of future requirements. Based on such nonbinding forecasts, K-Byte Manufacturing makes commitments regarding the level of business that it will seek and accept, the timing of production schedules and the levels and utilization of personnel and other resources. A ariety of conditions, both specific to each individual customer and generally affecting each customer's industry, may cause customers to cancel, reduce or delay orders that were either previously made or anticipated. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty, except for payment for services rendered, materials purchased and, in certain circumstances, charges associated with such cancellation, reduction or delay. Significant or numerous cancellations, reductions or delays in orders by customers, or any inability by customers to pay for services provided by Reptron or to pay for components and materials purchased by Reptron on such customers' behalf, could have a material adverse effect on Reptron's operating results.

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


K-Byte Manufacturing and Applied Instruments compete in a highly fragmented market composed of a diverse group of EMS providers. Reptron believes that the key competitive factors in its markets are manufacturing flexibility, price, manufacturing quality, advanced manufacturing technology and reliable delivery. Additionally, K-Byte Manufacturing faces the potential risk that its customers may elect to produce their products internally thereby, eliminating manufacturing opportunities for K-Byte Manufacturing. There can be no assurance that Reptron will be able to continue to compete effectively with existing or potential competitors. In addition, gross margins in the businesses in which Reptron compete have experienced fluctuation depending upon market forces. See " - Competition."

    Availability of Components. Reptron relies on third-party suppliers for electronic components. Component shortages may have a material adverse effect on Reptron's ability to service its customers. At various times, there have been shortages of components in the electronics industry and from time to time the supply of certain electronic components is subject to limited allocations. Many types of electronic components are currently on allocation from manufacturers as overall demand is exceeding available supply. If shortages of these or other components should continue to occur, Reptron may be forced to delay shipment or to purchase components at higher prices (that may not be able to be passed on to its customers), which may have a material adverse effect on customer demand, Reptron's ability to service customer needs or gross margins.
Any of these events could have a material adverse effect on Reptron's operating results.

    Dependence Upon Key Personnel. The success of Reptron to date has been largely dependent upon the efforts and abilities of Reptron's key managerial and technical employees. The loss of the services of certain of these key employees or an inability to attract or retain qualified employees could have a material adverse effect on Reptron.

    Management of Growth. Reptron has grown rapidly in recent years, with combined net sales increasing from approximately $164.0 million in 1994 to approximately $359.2 million in 1999. The ability to continue this growth rate will depend upon several factors, including Reptron's ability to recruit, train and retain a skilled workforce to support its expanding operations. There can be no assurance that Reptron will be able to sustain its historic rates of net sales growth, develop the required workforce or manage any future growth successfully. See "-Reptron
Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Volatility of Component Pricing. Reptron Distribution sells a significant amount of commodity-type components that have historically experienced volatile pricing. These components include dynamic random access memory ("DRAM") and static random access memory ("SRAM") products. If market pricing for these components decreases significantly, Reptron may experience periods when its investment in component inventory exceeds the market price of such components. Such market conditions could have a negative impact on sales and gross profit margins.
Most of the components sold through the memory module division are not supplied under distribution agreements and consequently, this inventory is not subject to those contractual protections afforded under standard distribution agreements. See "-Reptron Distribution - Vendors."


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

    Semiconductors accounted for approximately 71% of Reptron Distribution's net sales in 1999. Reptron Distribution's product offering includes application specific integrated circuits
("ASICs"), flat panel displays, a variety of memory devices
(e.g., dynamic, static, programmable) and microprocessors and controllers produced by over 25 vendors. Reptron represents a number of leading semiconductor manufacturers, including
Hitachi, Sharp, OKI, and Samsung. Passive products and electromechanical components accounted for the remaining 29% of net sales of Reptron Distribution in 1999. Among these components are capacitors, resistors, relays, power supplies and connectors manufactured by over 35 vendors, such as Astec, Dale/Vishay, Potter & Brumfield and Sprague/Vishay. Reptron Distribution's largest four vendor lines represented 32.9% of Reptron Distribution's net sales in 1999 (18.9% of Reptron's total net sales in 1999).
See "Certain Considerations-Dependence Upon Key Vendors."

    Reptron Distribution's Memory Module division is devoted solely to selling memory modules. This Memory Modules division employs a separate sales and support staff that focuses on a different market niche and customer base than is serviced by Reptron Distribution. This division sells primarily to computer integrators, retail stores, internet retailing and value-added resellers. Sales in this niche are generally characterized by higher volumes, lower gross profit margins and lower selling, general and administrative expenses than other electronic component sales generated by Reptron Distribution. Sales from the memory module division accounted for 13.4% and 12.7% of Reptron Distribution's net sales in 1999 and 1998, respectively (7.4% and 6.6% of Reptron's total net sales in 1999 and 1998, respectively).

    Services. Reptron Distribution sells to approximately 7,000 customers representing diverse industries including: robotics, telecommunications, computers and computer peripherals, consumer electronics, healthcare, industrial controls and contract manufacturing. Services provided to these customers include component sales, inventory replenishment programs, in-plant stores, component programming and EDI, and other internet based communications. During 1999 and 1998, approximately 26% and 31%, respectively, of Reptron Distribution's net sales were generated through these value-added services. Reptron believes that an increasing percentage of Reptron Distribution's net sales will be generated through its value-added services as customers continue to search for ways to reduce costs. Reptron has invested significantly in information technology and support staff to help increase net sales from value-added services. For its vendors, Reptron Distribution has developed product promotion and customer identification programs that help vendors build recognition of individual products and target and market to specific types of customers.

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

    Reptron Distribution's franchised vendors generally protect Reptron against potential write-downs of inventories based upon vendors' price reductions or technological change. Under the terms of most of Reptron
Distribution's franchised distributor agreements, if Reptron complies with certain conditions, the vendor is required, pursuant to price protection privileges, to credit Reptron for decreases in inventory value resulting from reductions in the vendor's list prices of the items. In addition, under the stock rotation terms of Reptron Distribution's franchised distributor agreements, Reptron has the right to return to the vendor for credit against current obligations or future orders, a specified portion of those inventory items purchased within a designated period. A vendor that elects to terminate a distributor agreement is generally required to purchase from Reptron the total amount of its products carried in inventory. Reptron believes that its distributor agreements are on terms and conditions consistent with industry standards. Most of the components sold through the Memory Module division are not supplied under distribution agreements with Reptron's vendors, and consequently, this inventory is not subject to the price protection and stock rotation privileges.

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

    Reptron Distribution has approximately 7,000 customers located throughout the United States. Reptron Distribution's customers are in diverse industries, including robotics, telecommunications, computers and computer peripherals, consumer electronics, healthcare, industrial controls and contract manufacturing.

    Property and Offices. Reptron owns a 77,500 square-foot facility in Tampa, Florida, which houses centralized division support personnel, the corporate sales team, management staff and executive offices for Reptron Distribution. Reptron Distribution's main warehouse is located in a portion of a 150,000-square foot facility located adjacent to Reptron's
Tampa headquarters. Substantially all Reptron Distribution shipments Originate from this warehouse. Reptron leases 22 office suites serving as sales offices for Reptron Distribution. These offices average approximately 2,000 square feet in size and contain a small space for warehousing of inventory and sales materials. Lease terms on these facilities range from three to five years and expire at various dates through August 2004. One of these facilities, located in the Detroit area, is owned by the chief executive officer of Reptron. The table below shows the location of each office and the date it was established.

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


K-Byte Manufacturing

    Reptron entered into the electronic manufacturing services business through its acquisition of K-Byte Manufacturing in 1986.
K-Byte Manufacturing's net sales have grown from approximately
$2 million in 1986 to $159 million in 1999.


    Manufacturing Operations. K-Byte Manufacturing provides turnkey manufacturing services, including the purchase of customer-specified components from its extensive network of component suppliers (including Reptron Distribution), assembly of components on printed circuit boards and performance of post production testing. In addition, total box build assembly generated approximately
19.6% of K-Byte Manufacturing's 1999 net sales. K-Byte Manufacturing attempts to perform as much of a given manufacturing process as is feasible and generally does not perform labor-only, consignment assembly functions unless management believes that such engagements may provide a direct route to turnkey contracts.

    K-Byte Manufacturing provides design-for-manufacturability engineering services as well as surface mount technology ("SMT") conversion and pin through hole ("PTH") interconnection technologies and printed circuit board layout services for existing products. K-Byte Manufacturing also provides test process design capabilities that include the design and development of test fixtures and procedures and software for both in-circuit tests and functional tests of circuit boards, components and products.

    SMT is a computer-automated process that allows the placement of a higher density of components directly on both sides of a printed circuit board. The SMT process is more advanced than the PTH technology which normally permits electronic components to be attached to only one side of a printed circuit board by inserting components into holes drilled through the board.
The SMT process allows OEMs to use advanced circuitry, while at the same time permitting the placement of a greater number of components on a printed circuit board without having to increase the size of the board.
By allowing increasingly complex circuits to be packaged with the components placed in closer proximity to each other, SMT greatly enhances circuit processing speed and thus board and system performance.
The SMT process allows a reduction in the number of printed circuit boards required per system and allows the use of more fully automated production processes.

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

    Marketing and Customers. K-Byte Manufacturing follows a well-defined marketing strategy, which includes the following key elements:

  -  Target Customers Requiring Low-to-Medium Volume Production of
Multiple
Products. K-Byte Manufacturing focuses on complex assemblies in low-to-medium volumes for customers primarily in the telecommunications, healthcare, industrial/instrumentation, banking and office products industries. K-Byte Manufacturing does not manufacture high volume printed circuit board assemblies for the personal computer, consumer products or automotive industries. K-Byte Manufacturing targets customers requiring a high number of different circuit board assemblies, thereby seeking to minimize its exposure to any one product made for a specific customer. K-
Byte Manufacturing focuses on the low-to-medium volume batch business because of its reduced volatility. K-Byte Manufacturing gains access to a significant number of these kinds of customers through its relationship with Reptron Distribution and the efforts of its direct sales force. Additionally, K-Byte Manufacturing is still expanding its market and customer development through independent sales representatives.

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

  - Maintain a Diverse Customer and Industry Base. K-Byte Manufacturing targets customers primarily in the telecommunications, healthcare, industrial/instrumentation, banking and office products industries and seeks to maintain a diversity of customers among these industries and within each industry. In addition, K-Byte Manufacturing believes that the industries that it targets make products that generally have longer life cycles, more stable demand and less price pressure compared to consumer oriented products. Nevertheless, K-Byte Manufacturing's customers from time to time, experience downturns in their respective businesses resulting in fluctuations in demand for K-Byte Manufacturing's services. See "-Certain Considerations - The Volume and Timing of Customer Sales may Vary."

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

    K-Byte Manufacturing seeks to maintain diversity within its customer base and industries served. During 1999, K-Byte Manufacturing had approximately 83 principal customers, with the largest three customers representing 11.1%, 7.6% and 6.8% of K-Byte Manufacturing's 1999 net sales (5.0%, 3.4% and 3.1% of total Reptron net sales). During 1998, K-Byte Manufacturing had 89 principal customers, with the largest three customers representing 10.0%, 9.8% and 7.1% of K-Byte Manufacturing's 1998 net sales (4.8%, 4.7% and 3.4% of total Reptron net sales). The following table sets forth the number of principal customers and percentage of K-Byte Manufacturing sales derived from various industries for 1998 and 1999.


                                   1998                     1999
Industry                   Customers  % of Sales   Customers  % of
Sales
-------------------------  ---------  ----------   ---------  --------
--
Telecommunications            15         27.1%         19        16.9%
Healthcare                    17         27.0%         17        22.1%
Industrial/Instrumentation    39         24.5%         41        31.0%
Banking                        2         12.1%          2         9.4%
Office Products                9          5.6%         10        15.3%
Other                          7          3.7%          4         5.3%


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

    The Tampa, Florida manufacturing plant accounted for approximately
26%
of K-Byte Manufacturing's 1999 net sales, with the Gaylord, Michigan plant totaling approximately 29% of 1999 net sales and the Hibbing manufacturing plant accounting for the remaining 43% of 1999 net sales.


Applied Instruments

    On October 27, 1999, Reptron completed its acquisition of Applied Instruments, of Fremont, California. Founded in 1987, Applied Instruments provides display design engineering, systems integration and turnkey manufacturing services to its OEM customers. Applied Instruments has approximately 65 employees and generated approximately $2.2 million in net sales in 1999 since the acquisition.

    Manufacturing Operations. Applied Instruments provides superior display design engineering and system integration of custom turnkey industrial computer based products, system integration, video display solutions (both CRT and flat panel technology) and outsource manufacturing resources to OEM clients.

    Applied Instruments has extensive resources and capabilities for the design of custom turnkey products and solutions as well as in-depth expertise of flat panel display video interfacing with both analog and digital LCDs. Applied Instruments has introduced its new "Raptor II" microprocessor-based LCD interface board. This board is used in Applied's own integration projects and is also marketed through several of the larger distributors of flat panel displays in the United States.

    Manufacturing Facilities.  Applied Instruments operates from a
40,000
square foot facility in Fremont, California. This facility houses the production staff, engineering group and senior staff of Applied Instruments. Additionally, within this facility are both custom clean rooms and burn-in chambers necessary to accommodate various customer needs.

    Marketing and Customers. Applied Instruments is committed to providing the highest quality design, manufacturing and system integration of custom turnkey products through their professional engineering personnel and highly trained production staff. This group of dedicated people is trained to design quality into the manufacture of their customers' products.

    Applied Instruments' customers include major corporations in the medical diagnostics, semiconductor robotic equipment, industrial automation, and in-flight entertainment markets.

    During 1999, Applied Instruments had approximately 13 principal customers with the largest three customers representing 33.3%, 24.2% and 15.7% of Applied Instruments' 1999 net sales (and less than 2% in total of Reptron's total net sales).


Competition

    Reptron faces substantial competition. Many of Reptron's competitors in each division have international operations and significantly greater manufacturing, financial, marketing and research and development resources and broader name recognition than Reptron. Reptron Distribution faces competition from hundreds of electronic component distributors of various sizes, locations and market focuses (e.g. military, commercial, consumer) and competes principally on the basis of product selection and value-added customer service. Vendor representation and product diversity create segmentation among distributors. Reptron Distribution has several primary competitors that carry similar significant Asian semiconductor vendors, as well as competitors who manufacture electronic components domestically.
Reptron Distribution attempts to differentiate itself from these competitors through its wide offering of value-added services, including electronics manufacturing services through K-Byte Manufacturing and Applied Instruments.

    K-Byte Manufacturing competes in a highly fragmented market composed of a diverse group of EMS providers. K-Byte Manufacturing believes that the key competitive factors in its markets are manufacturing flexibility, price, manufacturing quality, advanced manufacturing technology and reliable delivery. Many EMS providers operate high-volume facilities and focus on target markets, such as the computer industry, that K-Byte Manufacturing does not seek to serve.
K-Byte Manufacturing considers its key competitive advantages to include its expertise in low-to-medium volume, flexible batch processing, its provision of value-added services and its material management techniques.
Reptron believes that K-Byte Manufacturing's expertise in flexible, batch processing differentiates it from its high-volume competitors because of the relative complexity of economically fulfilling a large number of batch contracts. Reptron believes that by focusing on low-to-medium volume production runs, by manufacturing products using Reptron Distribution's product line and by leveraging Reptron
Distribution's sales force and customer base, K-Byte Manufacturing competes effectively.
 See "- Certain Considerations-Competition; Effects on Gross Margin."

    Applied Instruments competes in a highly fragmented market composed of a diverse group of display integration and electronic component distributors that have strategic alliances with display integration companies. Most of these competitors do not possess the engineering capability and manufacturing expertise of Applied Instruments. Reptron believes that market reputation combined with a high degree of technical competency, has allowed Applied Instruments to compete very effectively in the marketplace.



Management Information Systems

    Reptron has made significant investments in computer hardware, software and MIS personnel. The Reptron Distribution, K-Byte Manufacturing and Applied Instruments's MIS departments employ approximately 32 individuals who are responsible for hardware upgrades, maintenance of current software and related databases and augmenting software packages with custom programming. Reptron currently maintains an internet web page that provides a wide variety of information, as well as, links to vendors and customers. Reptron's expanded use of web based technologies include enhanced e-mail and interactive use of the Reptron intranet for data warehouse applications such as quality documentation, human resources documentation, MIS systems documentation and interactive corporate forms. Reptron operates MIS departments within Reptron Distribution and K-Byte Manufacturing with UNIX-based software packages written in a fourth generation language.

    The UNIX-based software packages used by Reptron Distribution and K-Byte Manufacturing may be operated on a variety of hardware platforms.
Therefore, neither division is restricted to the use of computer hardware from any one supplier and do not have the constraints associated with proprietary hardware or software.

    Reptron Distribution operates an integrated distribution software package that has been greatly enhanced with custom programming. This system allows management to direct the entire Reptron Distribution operation by connecting all 22 sales offices to the corporate headquarters

    K-Byte Manufacturing operates an integrated MRP II package which has also been greatly enhanced by its MIS staff through custom programming.
This system is used to operate and integrate K-Byte's manufacturing plants with central administrative functions and is currently being implemented into the MIS system of Hibbing Electronics.

    Applied Instruments operates on a newly acquired integrated software package, MAS90. This client-server software has minimal hardware performance requirements and interfaces with a number of database formats, allowing the flexibility of utilizing third-party reporting tools.



Employees

    As of March 15, 2000, Reptron employed 2,109 persons, of whom 412 were dedicated to Reptron Distribution, 1,620 were dedicated to K-Byte Manufacturing, 65 were dedicated to Applied Instruments and 12 were corporate employees. Hourly employees at the manufacturing plant in Hibbing, Minnesota are covered under a collective bargaining agreement with the International Brotherhood of Electrical Workers. The current term of the collective bargaining agreement expires in September 2000.



Item 2.   Properties

    Reptron occupies a number of facilities located throughout the United
States. Currently, it operates four manufacturing facilities, 22 sales offices, one main warehouse and a corporate headquarters facility.

    Owned facilities. Reptron owns a 77,500 square foot facility in Tampa,
Florida which houses corporate personnel, management staff and executive offices for Reptron Distribution. The Tampa sales office and corporate sales operations for Reptron Distribution are also located in this facility. Reptron also owns a 150,000 square foot facility located on property adjacent to the corporate headquarters facility which the Tampa
K-Byte Manufacturing plant and administrative offices and the main Warehouse for Reptron Distribution occupy. Reptron also owns a 72,000 square foot K-Byte Manufacturing facility in Gaylord, Michigan, which is subject to a mortgage of approximately $242,000.

    Leased facilities. Reptron leases 22 office suites serving as sales offices for Reptron Distribution. These offices average approximately 2,000 square feet in size and contain a small space for warehousing inventory and sales materials. Lease terms on these offices range from three to five years and expire at various dates through August, 2004. One of these locations, in the Detroit area, I s owned by the Chief Executive Officer of Reptron.

    Reptron also leases a total of 110,000 square feet of manufacturing and administrative offices for the Hibbing manufacturing operation. Lease terms on the buildings expire December, 2002.
These properties are owned, in part, by four individuals on the senior management team of the Hibbing manufacturing operation.

    Reptron also leases a total of 40,000 square feet of manufacturing and administrative offices for the Applied Instruments operation in Fremont, California. Lease terms on the buildings expire July 31, 2004.


Item 3.   Legal Proceedings

    Reptron has received a demand alleging patent infringement from the Lemelson Medical, Education & Research Foundation Limited Partnership ("Lemelson"). Lemelson alleges that Reptron is infringing upon patents held by Lemelson relating to its manufacturing processes. Lemelson has asserted similar claims against other companies in Reptron's industry, as well as against companies in other industries. Lemelson has offered to license the patents alleged to be infringed. Based on Reptron's understanding of the terms that Lemelson has made available to other licensees, Reptron believes that obtaining a license from Lemelson under the same or similar terms would not have a material adverse effect on its results of operations or financial condition. Reptron has not yet determined whether to accept or seek such a license. However, if a license is effectuated, Reptron cannot assure that its terms, or the ultimate resolution of this matter, will not have a material adverse effect on Reptron's operating results or financial condition.

    Reptron is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business.
Reptron believes that none of these claims, which were outstanding as of
December 31, 1999, should have a material adverse impact on its financial condition or results of operations.


Item 4.   Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of Reptron's security holders during the fourth quarter of the fiscal year ending December 31, 1999.

                                  PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters

    Reptron's common stock is traded on The NASDAQ National Market System under the symbol "REPT". The following table sets forth, for the periods indicated, the high and low bid prices of the common stock as reported by the NASDAQ National Market System.

     Fiscal 1998                               High           Low
     ----------                                ----           ---
     First Quarter                           $12 7/8        $10 3/8
     Second Quarter                          $14 1/4        $ 9 1/2
     Third Quarter                           $11 11/16      $ 4 1/2
     Fourth Quarter                          $ 6 7/16       $ 3 7/8

     Fiscal 1999                               High           Low
     -----------                               ----           ---
     First Quarter                           $ 5 1/2        $ 3 1/4
     Second Quarter                          $ 4 3/4        $ 2 1/2
     Third Quarter                           $ 7 1/2        $ 3 1/2
     Fourth Quarter                          $ 8 7/8        $ 4 3/8

     Fiscal 2000                               High            Low
     -----------                               ----            ---
     First Quarter (through March 22, 2000)  $10 5/8        $ 7 5/8

    On March 22, 2000 the last sale price of the common stock, as reported by The NASDAQ National Market System was $10 per share.

    As of March 22, 2000, there were approximately 100 holders of record of Reptron's common stock and approximately 1,500 beneficial shareholders.

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

                                          Year Ended December 31,
                                 -------------------------------------
---------
                                1995        1996        1997
1998        1999
                               ---------   ---------   ---------   ---
------   ---------
                                    (In thousands, except share and
per share data)
Operating Statement Data:
Net sales, Electronic Component
     Distribution           $  140,146  $  168,279  $  187,267  $
156,507  $  198,132
Net sales, Electronic Manufacturing
     Services                   83,198     100,658     116,644
146,282     161,085
                              ---------   ---------   ---------   ----
-----   ---------

   Total net sales          $  223,344  $  268,937  $  303,911  $
302,789  $  359,217
                             =========   =========   =========
=========   =========
Gross profit, Electronic Component
     Distribution           $   26,057  $   34,214  $   35,375  $
25,081   $   34,525
Gross profit, Electronic Manufacturing
     Services                   13,531      17,382      18,780
12,847      17,249
                               ---------   ---------   ---------   ---
------   ---------
   Total gross profit           39,588      51,596      54,155
37,928      51,774
Selling, general and administrative
   expenses                     26,011      34,770      38,154
51,206      55,902
                               ---------   ---------   ---------   ---
------   ---------
Operating income (loss)         13,577      16,826      16,001
(13,278)    (4,128)
Interest expense, net            2,767       4,025       6,184
8,339       8,582
                               --------   ---------   ---------   ----
-----   ---------
Earnings (loss) before income
taxes                           10,810      12,801       9,817
(21,617)  (12,710)
Income tax provision (benefit)           4,324       5,148       3,677
(8,470)    (4,703)
                                     ---------   ---------   ---------
---------   ---------
Net earnings (loss) before
    extraordinary item                   6,486       7,653       6,140
(13,147)   (8,007)
Extraordinary gain on extinguishment
    Of debt, net                             -           -           -
      -    12,776
                                     ---------   ---------   ---------
---------   ---------
Net earnings (loss)                   $  6,486    $  7,653    $  6,140
$
(13,147)  $ 4,769
                                     =========   =========   =========
=========   =========
Net earnings (loss) per share
   - basic                          $     1.07  $     1.26  $     1.01
$     (2.15)  $     .78
                                     =========   =========   =========
=========   =========
Weighted average number of shares
 used in computing above amounts     6,046,159   6,058,889   6,077,084
6,118,023   6,151,563
                                     =========   =========   =========
=========   =========
Net earnings (loss) per share
   - diluted                        $     1.05  $     1.24  $      .98
$     (2.15)  $     .78
                                     =========   =========   =========
=========   =========
Weighted average number of shares
 used in computing above amounts     6,163,094   6,179,458   6,247,040
6,118,023   6,151,563
                                     =========   =========   =========
=========   =========

                                                            December
31,
                                     ---------------------------------
------------------------
                                        1995        1996        1997
1998        1999
                                     ---------   ---------   ---------
---------   ---------
                                                            (In
thousands)
Balance Sheet Data:
Working capital                    $    75,629  $   77,231  $  137,572
$  101,829  $   95,677
Total assets                           133,738     138,632     222,514
210,084     215,853
Long-term obligations, including
   current portion                      65,110      67,345     133,693
133,163     119,797
Shareholders' equity                    40,948      48,690      54,975
42,126      46,960


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

Results of Operations

   The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by each line item presented, except for Reptron Distribution and Electronic
Manufacturing Services gross profit, which is presented as a percentage of net sales of the respective segments:

                                                  Year Ended December
31,
                                             -------------------------
-----
                                               1997       1998
1999
                                             --------   --------   ---
-----
Net sales, Electronic Component Distribution.   61.6%      51.7%
55.2%
Net sales, Electronic Manufacturing Services.   38.4       48.3
44.8
                                             --------   --------   ---
-----
   Total net sales ..........................  100.0%     100.0%
100.0%
                                             ========   ========
========
Gross profit, Electronic Component Distribution 18.9%      16.0%
17.4%
                                             ========   ========
========
Gross profit, Electronic Manufacturing Services 16.1%       8.8%
10.7%
                                             ========   ========
========
Total gross profit ............................ 17.8%      12.5%
14.4%
Selling, general and administrative expenses .. 12.6       16.9
15.5
                                             --------   --------   ---
-----
Operating income (loss) ....................     5.2       (4.4)
(1.1)
Interest expense, net .......................... 2.0        2.8
2.4
                                             --------   --------   ---
-----
Earnings (loss) before income taxes .........    3.2%      (7.2)%
(3.5)%
                                             ========   ========
========
Net earnings (loss) before extraordinary item    2.0%      (4.3)%
(2.2)%
Extraordinary gain on extinguishment of debt,net   -          -
3.5%
                                             --------   --------   ---
-----
Net earnings (loss) ..........................   2.0%      (4.3)%
1.3%
                                             ========   ========
========


1999 Compared to 1998

    Net sales. Total net sales increased $56.4 million, or 18.6%, from $302.8 million in 1998 to $359.2 million in 1999.

    Reptron Distribution net sales increased $41.6 million, or 26.6%, from $156.5 million in 1998 to $198.1 million in 1999. This significant increase in sales resulted primarily from an improving market for sale of electronic components in the United States. Additionally, Reptron distribution has increased its work force by approximately 21% in 1999 to help promote sales. The largest Reptron Distribution customer accounted for approximately 5.2% and 5.3% of Reptron Distribution net sales and 2.7% each of total Company net sales in 1999 and 1998, respectively. The highest volume sales office accounted for 13.4% and 12.7% of Reptron Distribution net sales in 1999 and 1998, respectively.

Sales of semiconductors, passive components and electromechanical components accounted for 71.3%, 20.9% and 7.8%, respectively, of Reptron Distribution 1999 net sales. Reptron Distribution's 1998 net sales were comprised of 67.3% semiconductors, 22.5% passive components and 10.2% electromechanical components. Representation by Reptron Distribution of its major vendor lines remained relatively stable with sales from the top four vendors accounting for approximately $67.9 million, or 34.2% of Reptron Distribution 1999 net sales, as compared with approximately $50.1 million, or 32.0% of Reptron Distribution 1998 net sales.

    Electronic Manufacturing Services net sales increased $14.8 million, or 10.1%, from $146.2 million in 1998 to $161.0 million in 1999. Net sales generated by Applied Instruments, acquired on 2000. October 27, 1999, were approximately $2.2 million in 1999. 2001. New customers accounted for an increase of $8.1 million in 2002. net sales. K-Byte Manufacturing transacted business with approximately 83 customers in 1999. The three largest customers represented approximately 11.1%, 7.7% and 6.9%, respectively, of the division's 1999 net sales (5.0%, 3.4% and 3.1%, respectively, of Reptron's total 1999 net sales). Sales by industry segment for 1999 and 1998 are as follows:

                                     1999             1998
Industry                            Percent of K-Byte Sales

Industrial/Instrumentation           31.0%            24.5%
Healthcare                           22.1%            27.0%
Telecommunications                   16.9%            27.1%
Banking                               9.4%            12.1%
Other                                20.6%             9.3%

    The Tampa, Florida, Gaylord, Michigan and Hibbing, Minnesota manufacturing plants, and Applied Instruments plant accounted for approximately 26.2%, 29.5%, 43.0% and 1.3%, respectively, of Electronic Manufacturing Services 1999 total net sales.

    Gross Profit. Total gross profit increased $13.8 million, or 36.4% from $37.9 million in 1998 to $51.8 million in 1999.
Gross margin increased from 12.5% in 1998 to 14.4% in 1999.

    Reptron Distribution's gross profit increased $9.4 million, or 37.5% from $25.1 million in 1998 to $34.5 million in 1999 and the gross margin increased from 16.0% in 1998 to 17.4% in 1999. This increase in gross margin is primarily attributed to stronger semiconductor market conditions, improving selling and pricing practices and lower inventory write downs versus 1998.

    EMS gross profit increased $4.4 million, or 34.4% from $12.8 million in 1998 to $17.2 million in 1999. Gross margin increased rom 8.8% in 1998 to 10.7% in 1999. This increase in gross margin is primarily attributed to the better utilization of fixed overhead at higher sales levels, improved material pricing and lower inventory write downs versus 1998.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.7 million, or 9.2% from $51.2 million in 1998 to $55.9 million in 1999. Applied Instruments accounted for approximately $549,000 of the increase in 1999. The remaining increase was primarily due to investments in sales operations, management information systems, and engineers


    Interest Expense.  Net interest expense increased $243,000, or
2.9%
from $8.3 million in 1998 to $8.6 million in 1999. This increase is primarily attributed to a $20.6 million increase in average outstanding net debt, from $100.8 million during 1998 to $121.4 million during 1999.


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

    Reptron Distribution gross profit decreased $10.3 million, or 29.1% from $35.4 million in 1997 to $25.1 million in 1998 and the gross margin decreased from 18.9% in 1997 to 16.0% in 1998. T his decrease in gross margin is primarily attributed to an industry-wide decrease in average selling prices, sales mix shift to lower margin products and the write down of certain inventory due to the loss of certain vendor lines and the acceleration of industry-wide price declines.

    K-Byte Manufacturing gross profit decreased $6.0 million, or 31.6% from $18.8 million in 1997 to $12.8 million in 1998.
Gross margin decreased from 16.1% in 1997 to 8.8% in 1998. This decrease in gross margin is primarily attributed to the under utilization of fixed costs and overhead at current sales levels, a change in customer demand to a sales mix of lower margin business, the amortization of capitalized costs and the write off of certain capitalized costs and inventory.

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

    On January 8, 1999, Reptron entered into a $50.0 million Revolving Credit Agreement ("Credit Agreement") with PNC Bank (the "Lender") to replace its existing $15.0 million revolving credit facility with NationsBank (the "NationsBank Credit Facility"). In October, 1999 the Credit Agreement was increased to $60.0 million. Borrowings under the Credit Agreement are collateralized by all of Reptron's inventory, accounts receivable, equipment and general intangibles.
The Credit Agreement limits the amount of capital expenditures and prohibits the payment of dividends thereby restricting the distribution of the retained earnings of Reptron.
Reptron may, at its option, and upon notice to the lender, request advance funds pursuant to either a Domestic Rate Loan or a Eurodollar Rate loan. Upon notice to the Lender, Reptron may convert advances from one type of loan to the other. Amounts outstanding under the Credit Agreement as of December 31, 1999 were approximately $37.4 million. As of December 31, 1999, Reptron was in compliance with, or received waivers, on all covenants under the Credit Agreement.

    Reptron has entered into various capital lease transactions with several financial institutions to finance capital expenditures, primarily for the K-Byte Manufacturing operation. These leases had an aggregate balance of $3.8 million as of December 31, 1999. The leases bear interest at rates ranging from approximately 7.5% to 11.1% and expire at various dates through July, 2002.

    Reptron's operating activities used cash of approximately $5.7 million in 1999. This decrease was primarily a result of an increase in accounts receivable of $11.1 million, an increase in inventories of $10.8 million, a decrease in accrued expenses of $3.7 million, and a decrease in deferred revenue of $70,000. These items were offset by an increase in accounts payable of $15.7 million, an increase in income taxes payable of $966,000 and a decrease in prepaid expenses and other current assets of $7.2 million. The increase in inventory and accounts receivable is primarily a result of the expansion in sales during the second half of 1999. Inventory turns improved slightly from 3.4 to 3.5 turns in 1999 and accounts receivable collections improved to an average of 53 days as of December 31, 1999 from an average of 57 days as of December 31, 1998.

    Reptron used cash of approximately $11.9 million in investing activities in 1999, comprised of approximately $8.0 million in connection with the acquisition of Applied Instruments and $3.9 million in purchase of property, plant and equipment. Reptron redeemed approximately $38.7 million of subordinated notes in 1999 for about $16.2 million in cash. Additionally, the


 Company increased its outstanding debt due under the Credit Agreement by approximately $37.4 million. This increase was necessary to finance rapidly growing operations.

    Reptron believes that cash generated from operations, available cash reserves and available credit facilities will be sufficient or Reptron to meet its capital expenditures and working capital needs for its operations as presently conducted. Reptron's future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities and possible acquisitions. In particular, if cash flows from operations and available credit facilities are not sufficient, it will be necessary for Reptron to seek additional financing. While there can be assurance that such financing would be available in amounts and on terms acceptable to Reptron, Reptron believes that such financing would likely be available on acceptable terms.



Item 7a.   Quantitative and Qualitative Disclosures about Market Risk

    Reptron entered into an interest rate swap agreement during 1997. The swap agreement effectively converts a portion of Reptron's floating interest rate debt to fixed interest rate debt. Notional amounts of interest rate swap agreements are used to measure interest to be paid or received relating to such agreements and do not represent an amount of exposure to credit loss. Under the terms of the agreement,
Reptron is obligated to pay interest on a notional amount to the extent that the fixed rate of 6.99%, under the interest rate swap agreement, exceeds the LIBOR rate, as measured pursuant to the agreement. Furthermore, Reptron will receive interest to the extent that the LIBOR rate exceeds the fixed rate. As of December 31, 1999, the notional amount of the swap agreement totaled approximately $7.7 million which will mature in March, 2004. Interest received, if any, as a result of this agreement is netted against interest expense in the accompanying consolidated statements of operations. Based on average floating rate borrowings outstanding throughout 1999, a 100 basis point change in LIBOR would have caused Reptron's interest expense to change by approximately $81,000. Reptron believes that this amount is not significant to the 1999 results of operations.
On March 27, 2000, the Company terminated the swap agreement at no additional costs.


Item 8.   Financial Statements and Supplementary Data

    The financial statements required by this Item are contained in pages F-1 through F-23 of this Report.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    None


                                  PART III

Item 10.   Directors and Executive Officers of the Registrant

   Information required by this Item is incorporated by reference to the definitive proxy statement to be filed by Reptron for the Annual Meeting of Shareholders to be held May 22, 2000.

Item 11.   Executive Compensation

   Information required by this Item is incorporated by reference to the definitive proxy statement to be filed by Reptron for the Annual Meeting of Shareholders to be held May 22, 2000.

Item 12.   Security Ownership of Certain Beneficial Owners and
Management

   Information required by this Item is incorporated by reference to the definitive proxy statement to be filed by Reptron for the Annual Meeting of Shareholders to be held May 22, 2000.

Item 13.   Certain Relationships and Related Transactions

   Information required by this Item is incorporated by reference to the definitive proxy statement to be filed by Reptron for the Annual Meeting of Shareholders to be held May 22, 2000.

                         REPTRON ELECTRONICS, INC.

                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULE




                                                                 Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                F-2


CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets as of December 31, 1998 and 1999    F-3

  Consolidated Statements of Operations for the years ended
    December 31, 1997, 1998 and 1999                              F-4

  Consolidated Statement of Shareholders' Equity for the years
    ended December 31, 1997, 1998 and 1999                        F-5

  Consolidated Statements of Cash Flows for the years ended
    December 31, 1997, 1998 and 1999                              F-6

  Notes to Consolidated Financial Statements                      F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
  ON SCHEDULE                                                    F-22

  Schedule II -- Valuation and Qualifying Accounts for
    the years ended December 31, 1997, 1998 and 1999             F-23






             Report Of Independent Certified Public Accountants
             --------------------------------------------------




Board of Directors
Reptron Electronics, Inc.


We have audited the accompanying consolidated balance sheets of Reptron
Electronics, Inc. and its wholly owned subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reptron Electronics, Inc. as of December 31, 1998 and 1999, and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States.




GRANT THORNTON LLP


Tampa, Florida
February 8, 2000





                                         F-2

                                 REPTRON ELECTRONICS, INC.

                                CONSOLIDATED BALANCE SHEETS

                             (in thousands, except share data)

                                         ASSETS

December 31,
                                                               1998
1999
                                                             --------
--------
CURRENT ASSETS
  Cash and cash equivalents                                  $ 10,065
$ 108
  Accounts receivable - trade, less allowances
    for doubtful accounts of $483 and $609, respectively       49,503
62,754
  Inventories, net                                             69,331
82,553
  Prepaid expenses and other                                    9,296
2,118
  Deferred tax benefit                                          2,295
-
                                                              -------
-------
     Total current assets                                     140,490
147,533

PROPERTY, PLANT AND EQUIPMENT - AT COST, NET                   38,273
34,997
EXCESS OF COST OVER NET ASSETS ACQUIRED, NET                   25,527
30,507
OTHER ASSETS                                                    5,794
2,816
                                                              -------
-------
                                                             $210,084
$215,853
                                                              =======
=======
                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade                                   $ 25,542
$ 42,062
  Current portion of long-term obligations                      3,866
3,280
  Accrued expenses                                              9,183
6,068
  Deferred Revenue                                                 70
-
  Income taxes payable                                              -
  446
                                                              -------
-------
     Total current liabilities                                 38,661
51,856
NOTE PAYABLE TO BANK                                                -
37,413
LONG-TERM OBLIGATIONS, less current portion                   129,297
79,104
DEFERRED INCOME TAXES                                               -
   520
SHAREHOLDERS' EQUITY
  Preferred Stock - authorized 15,000,000
    shares of $.10 par value; no shares issued                      -
-
  Common Stock - authorized, 50,000,000 shares of
    $.01 par value; issued and outstanding,
    6,147,119 and 6,167,119 shares, respectively                   61
62
  Additional paid-in capital                                   21,676
21,740
  Retained earnings                                            20,389
25,158
                                                              -------
-------
                                                               42,126
46,960
                                                              -------
-------
                                                             $210,084
$215,853
                                                              =======
=======

         The accompanying notes are an integral part of these statements.
                                       F-3

                              REPTRON ELECTRONICS, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands except share and per share data)

                                                       Year Ended
December 31,
                                                 ---------------------
-------------
                                                    1997        1998
1999
                                                 ----------  ---------
-  ----------
Net sales                                        $  303,911  $
302,789  $  359,217
Cost of goods sold                                  249,756
264,861     307,443
                                                  ---------   --------
-   ---------
   Gross profit                                      54,155
37,928      51,774
Selling, general and administrative expenses         38,154
51,206      55,902
                                                  ---------   --------
-   ---------
   Operating income (loss)                           16,001
(13,278)    (4,128)
Interest expense, net                                 6,184
8,339       8,582
                                                  ---------   --------
-   ---------
   Earnings (loss) before income taxes                9,817
(21,617)     (12,710)
Income tax provision (benefit)                        3,677
(8,470)       (4,703)
                                                  ---------   --------
-   ---------
   Net earnings (loss) before extraordinary item      6,140
(13,147)     (8,007)
   Extraordinary gain on extinquishment of debt,
      net of tax of $8,518                                -
-
 12,776
                                                  ---------   --------
-
---------
   Net earnings (loss)                            $   6,140
$(13,147)    $
  4,769
                                                  =========
=========   =========
  Net earnings (loss) per common share - basic
      And diluted:
      Loss before extraordinary item             $     1.01  $
(2.15)  $    (1.30)
      Extraordinary gain                                  -
-
 2.08
                                                  ---------   --------
-
---------
      Net earnings (loss)per common share -
        Basic and diluted                        $     1.01  $
(2.15)  $
  .78
                                                  =========
=========   =========
Weighted average Common Stock
  shares outstanding - basic                      6,077,084
6,118,023   6,151,563
                                                  =========
=========   =========

  Net earnings (loss) per common share - diluted $      .98  $
(2.15)  $
  .78
                                                  =========
=========   =========
Weighted average Common Stock equivalent
  share outstanding - diluted                     6,247,040
6,118,023   6,151,563
                                                  =========
=========   =========

         The accompanying notes are an integral part of these statements.

                                        F-4

                           REPTRON ELECTRONICS, INC.

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                       (in thousands, except share data)

                                 Total             Additional
                                Shares      Par     Paid-In
Retained   Shareholders'
                              Outstanding   Value    Capital
Earnings     Equity
                              -----------   -----   --------    ------
--    --------
Balance at January 1, 1997   6,065,519      61      21,233      27,396
48,690
Exercise of stock options         22,850       -         145
-         145
Net earnings                           -       -           -
6,140       6,140
                               ---------     ---      ------     -----
--     -------
Balance at December 31, 1997   6,088,369      61      21,378
33,536      54,975
Exercise of stock options         58,750       -         298
-         298
Net loss                               -       -           -
(13,147)    (13,147)
                               ---------     ---      ------     -----
--     -------
Balance at December 31, 1998   6,147,119      61      21,676
20,389      42,126
Exercise of stock options         20,000       1          64
-
    65
Net earnings                           -       -           -
4,769
  4,769
                               ---------    ----     ------      -----
--     ----------
Balance at December 31, 1999   6,167,119    $ 62     $21,740
$25,158     $46,960
                               =========     ===     =======
=======     =======





             The accompanying notes are an integral part of this statement.
                                            F-5

                                  REPTRON ELECTRONICS, INC.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (in thousands)

                                                                Year
Ended December 31,
                                                              --------
------------------
                                                              1997
1998       1999
                                                            -------
-------    -------
Increase (decrease) in cash and cash equivalents

Cash flows from operating activities:
  Net earnings (loss)                                      $  6,140
$(13,147)   $ 4,769
  Adjustments to reconcile net earnings (loss) to net
   cash provided by (used in) operating activities
    Depreciation and amortization                             5,657
11,067     10,694
    Extraordinary gain                                            -
-     (12,776)
      Gain on sale of assets                                    (44)
(218)      -
      Deferred income taxes                                     732
(2,585)     (6,219)
      Change in assets and liabilities
        (net of effect of acquisition):
       Accounts receivable-trade                             (5,226)
6,108      (11,115)
       Inventories                                           (10,038)
11,437     (10,831)
       Prepaid expenses and other current assets              (1,143)
(4,298)     7,212
       Other assets                                           (9,683)
50     (329)
       Accounts payable-trade                                  6,443
(8,973)     15,662
       Accrued expenses                                        3,068
2,122     (3,657)
       Deferred Revenue                                        1,280
(1,210)     (70)
       Income taxes payable                                     (246)
-     966
                                                            -------
-------    -------
         Net cash provided by (used in) operating activities  (3,060)
353     (5,694)

Cash flows from investing activities:
  Net cash paid for acquisitions                                   -
(30,337)     (8,075)
  Purchases of property, plant and equipment                  (6,248)
(3,698)     (3,921)
  Proceeds from sale of property, plant and equipment             44
446     101
                                                             -------
-------    -------
         Net cash used in investing activities                (6,204)
(33,589)     (11,895)

Cash flows from financing activities:
  Payments on notes payable to banks                         (48,550)
-     -
  Proceeds from long-term obligations                        124,041
-     37,461
  Payments on long-term obligations                          (11,716)
(12,132)     (29,894)
  Proceeds from exercise of stock options                        145
298     65
                                                             -------
-------    -------
         Net cash provided by (used in) financing activities  63,920
(11,834)     7,632
                                                             -------
-------    -------
         Net increase (decrease) in cash and cash equivalents 54,656
(45,070)     (9,957)

Cash and cash equivalents at beginning of period                 479
55,135     10,065
                                                             -------
-------    -------
Cash and cash equivalents at end of period                  $ 55,135
$ 10,065     $  108
                                                             =======
=======    =======


    The accompanying notes are an integral part of these statements.

                                    F-6

                           REPTRON ELECTRONICS, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1997, 1998 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reptron Electronics, Inc. ("Reptron") is a leading electronics manufacturing supply chain services company operating as a national distributor of electronic components ("Reptron Distribution") and a contract manufacturer of electronic products ("K-Byte Manufacturing") and a display solution provider ("Applied Instruments"). Reptron Distribution is authorized to sell over 60 vendor lines of semiconductors, passive products and electromechanical components to customers representing diverse industries throughout the country. K-Byte Manufacturing produces electronic products for a select number of customers throughout the country representing a diverse range of industries. Applied Instruments provides display design engineering systems integration and turnkey manufacturing services.

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

3.  Inventories
    -----------
Inventories are stated at the lower of cost or market. For K-Byte Manufacturing, cost is determined using the first-in, first-out method
(FIFO). Reptron Distribution uses the average cost method to measure cost,which approximates first-in, first-out method (FIFO).

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

5.  Excess of Cost Over Net Assets Acquired
    ---------------------------------------
The excess of cost over net assets acquired is amortized over a twenty or thirty year period, as applicable, using the straight-line method. Accumulated amortization totaled approximately $1,257,000 and $2,276,000 at December 31, 1998 and 1999, respectively.

                                   F-7

                        REPTRON ELECTRONICS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                    December 31, 1997, 1998 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

6.  Impairment of Assets
    --------------------
Reptron's policy is to periodically review and evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There have been no impairment losses in 1997, 1998 or 1999.

7.  Income Taxes
    ------------
Reptron accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards (SFAS)
No. 109, "Accounting For Income Taxes." Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

8.  Earnings Per Common Share
    -------------------------
Earnings per share are computed using the basic and diluted calculations, as provided by SFAS No. 128 "Earnings per Share". SFAS No. 128 eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed.

9.  Use of Estimates
     ----------------
In preparing financial statements in conformity with generally accepted accounting principles in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

10.  Stock Based Compensation
     ------------------------
Reptron presents only the disclosure provisions of SFAS No. 123
"Accounting for Stock Based Compensation" as it relates to stock options granted to employees. As permitted by SFAS No. 123, Reptron applies Accounting Principals Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in measuring compensation for stock options issued. See Note J.

12.  New Accounting Pronouncements
     -----------------------------
The Emerging Issues Task Force issued EITF 99-5 "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements" in September 1999. The EITF requires that design and development costs for products to be sold under long-term supply arrangements should be expensed as incurred. This differs from the existing policy of capitalizing set-up costs and recognizing the costs over the contract period or two years, whichever is less. This policy is required for all costs incurred after December 31, 1999 with earlier application encouraged. Management does not believe that the impact of adopting this pronouncement will have a material effect on Reptron's results of operations.







                                      F-8
                          REPTRON ELECTRONICS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                      December 31, 1997, 1998 and 1999

NOTE B - STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information (in thousands):

                                                             Year
Ended December 31,
                                                          ------------
----------------
                                                            1997
1998      1999
                                                          --------  --
------  --------
  Cash paid during the year for:
    Interest                                                $4,260
$8,091     $9,207
    Income taxes                                            $4,593
$  507     $1,090

Reptron incurred approximately $2,573,000, $0, and $264,000 of obligations under capital leases for the acquisition of equipment during 1997, 1998 and 1999, respectively.

On October 27, 1999 Reptron completed the acquisition of Applied Instruments ("Applied"). At closing, the assets were recorded at approximately $9.4 million, consisting of the sum of cash payment of $7.5 million, acquisition costs, and among the assumption of stated liabilities, $1.4 million of bank debt. Reptron allocated approximately $6.4 million of the purchase price to goodwill.
See Note K.


NOTE C - INVENTORIES

Inventories consist of the following (in thousands):

                                                      December 31,
                                                   ------------------
                                                     1998      1999
                                                   --------  --------
   Reptron Distribution:
      Inventories                                   $37,026   $45,495

   K-Byte Manufacturing:
      Work in process                                 9,043    12,277
      Raw materials                                  23,262    24,781
                                                     ------    ------
                                                    $69,331   $82,553
                                                     ======    ======


NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                                       December 31,
                                                     ----------------
                                                      1998      1999
                                                     ------    ------
   Land and buildings                              $ 16,328   $16,404
   Furniture, fixtures and equipment                 39,650    43,534
   Leasehold improvements                             2,498     2,758
                                                     ------    ------
                                                     58,476    62,696
      Less accumulated depreciation and amortization 20,203    27,699
                                                     ------    ------
                                                    $38,273   $34,997
                                                     ======    ======


                         REPTRON ELECTRONICS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                      December 31, 1997, 1998 and 1999


NOTE E - NOTES PAYABLE TO BANKS

The Company is party to an amended and restated revolving credit agreement ("Credit Agreement") dated January 8, 1999. Two lenders have made available to the Company a $60 million revolving credit facility throughJanuary 8, 2004. Borrowings under the Credit Agreement are collateralized by all of Reptron's inventory, accounts receivable, equipment and general intangibles. The Credit Agreement limits the amount of capital expenditures and prohibits the payment of dividends thereby restricting the distribution of the retained earnings of Reptron. Reptron may, at its option, and upon notice to the lender, request advance funds pursuant to either a Domestic Rate Loan (variable at the prime rate of 8.5% at December 31, 1999) or a Eurodollar Rate loan (LIBOR, 7.70% at December 31, 1999 plus
2.25 basis points). Upon notice to the lenders, Reptron may convert advances from one type of loan to the other. As of December 31, 1999, Reptron was in compliance with, or received waivers, on all covenants under the Lender. Amount outstanding under the Credit Agreement as of December 31, 1999 was approximately
$37.4 million.


NOTE F - LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31 (in thousands):

                                                                  1998
1999
                                                               -------
-        --------

Convertible subordinated notes, due August, 2004, with
  semi-annual interest installments at a rate of 6.75%.
  The notes are unsecured obligations subordinated to
  all existing indebtedness, as defined, and are
  convertible at anytime prior to maturity at a conversion
  price of $28.50 per share.
$115,000       $76,315

Notes payable collateralized by real property, due in
  monthly principal installments of $37.5 and interest
  at a rate of 8.115% through February, 2005, requiring
  a ballon payment due March, 2005.
8,083
      -
Capitalized lease obligations (net of interest of
  approximately $823) for equipment, due in monthly
  principal and interest payments of approximately
  $220, through 2002.
6,442          3,797

Notes payable collateralized by certain equipment, due in
  monthly principal and interest installments of $113, through
  January 2003, interest rates range from 7.1% to 9.35%.
3,379          2,030

Notes payable collateralized by real property, currently due in monthly principal and interest installments of $4, through
  September 2007, at an interest rate of 10%.
259            242
                                                                ------
-        -------

$133,163         82,384
Less current maturities
3,866          3,280
                                                                 -----
-        -------

$129,297       $ 79,104

=======        =======




                        REPTRON ELECTRONICS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                    December 31, 1997, 1998 and 1999


NOTE F - LONG-TERM OBLIGATIONS - Continued

At December 31, 1999, aggregate maturities of long-term obligations are as follows (in thousands):

    Year ending December 31,
    ------------------------
            2000                                            $  3,280
            2001                                               2,195
            2002                                                 475
            2003                                                  25
            2004                                              76,342
            Thereafter                                            67
                                                             -------
                                                            $ 82,384
                                                             =======

Reptron has entered into various capital leases for equipment, totaling approximately $2,573,000 in 1997 and $264,000 in 1999. No capital leases were entered into during 1998. At December 31, 1999, the net book value of equipment under capital leases is approximately $6,089,000. The related capital lease obligations are included with long-term obligations.

Total interest expense was $9,390,000 and $8,582,000, in 1998 and 1999, respectively. Interest payable was $3,310,000 and $2,198,000 at December 31, 1998 and 1999, respectively.

Reptron extinguished approximately $38.7 million of its convertible subordinated bonds during the period ended December 31, 1999. The cash paid to extinguish these bonds was approximately $16.2 million. This transaction generated an extraodinary gain of approximately $12.8 million, net of income taxes. The net capitalized financing costs of approximately $1.2 million associated with the extinguished debt was written off during year ended December 31, 1999.


NOTE G - INCOME TAXES

The income taxe provision (benefit) for the years ended
December 31, 1997, 1998 and 1999, respectively, is as follows
(in thousands):

                                              December 31,
                                     ------------------------------
                                      1997        1998         1999
                                     ------      ------       ------
Current                              $2,945     $(5,885)      $1,303
Deferred                                732      (2,585)       2,512
                                      -----       -----        -----
                                     $3,677     $(8,470)      $3,815
                                      =====       =====       ======








                                     F-12
                          REPTRON ELECTRONICS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                      December 31, 1997, 1998 and 1999


NOTE G - INCOME TAXES - Continued

The Company's effective tax rate differs from the statutory U. S.
federal income tax rate as a result of the following:

                                              Year Ended December 31,
                                              -----------------------
                                                1997    1998    1999
                                               ------  ------  ------

Statutory federal tax rate                      34.0%   34.0%   34.0%
State income taxes of approximately 7.4%, 7.5%
  and 7.6% in 1997, 1998, and 1999, net of
  federal tax benefit                            4.9     4.9     5.0
Tax exempt interest                             (2.8)   (0.8)      -
Meals and entertainment                          1.8     0.8     2.6
Non-deductible goodwill                            -     0.7     3.3
Other                                           (0.4)  (0.4)    (0.5)
                                                ----    ----    ----
Effective tax rate                              37.5%   39.2%   44.4%
                                                ====    ====    ====

Deferred income tax assets and liabilities resulting from differences between accounting for financial statement purposes and tax purposes pursuant to SFAS No. 109, are summarized as follows (in thousands):

                                                       December 31
                                                    -----------------
                                                     1998       1999
                                                    ------     ------
Deferred tax assets
   Net operating loss carryforward, and ATM Credits$ 2,600    $  842
   Inventory reserves                                1,441       702
   Deferred compensation                               320         -
   Contingency reserve                                 160         -
   Accrued vacation                                    136       148
   Allowance for bad debts                             343       238
   Other                                               311        91
                                                    ------    ------
                                                     5,311      2,021
                                                    ------    ------
Deferred tax liabilities
   Depreciation                                      2,838      2,402
   Excess of cost over net assets acquired             141        127
   Other                                                37         12
                                                    ------    ------
                                                     3,016      2,541
                                                    ------    ------
Net deferred tax asset (liability)                  $2,295     $ (520)
                                                    ======    ======

In connection with the acquisition of Hibbing in 1998, Reptron recorded a deferred asset of approximately $1,810,000. In 1999, as a result of the resolution of certain uncertainties, the deferred tax asset was reduced by approximately $303,000 and was reclassified to goodwill.

                    REPTRON ELECTRONICS, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                December 31, 1997, 1998 and 1999


NOTE G - INCOME TAXES - Continued

Reptron has net operating loss carryforwards of approximately $13.0 Million for state income tax purposes, which generally expire in the year 2018. Reptron also has an Alternative Minimum Tax ("AMT") credit carryforward of approximately $200,000. A valuation allowance has not been recorded against the deferred tax assets for 1998 and 1999 as management anticipates that net income in future periods will be sufficient to utilize the net operating loss carryforward and AMT credits.


NOTE H - COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------
Reptron has operating leases for facilities and certain machinery and equipment which expire at various dates through 2003. Certain leases provide for payment by Reptron of any increases in property taxes and insurance over a base amount and others provide for payment of all property taxes and insurance by Reptron. See Note L

Future minimum payments, by year and in the aggregate, under noncancellable operating leases consist of the following at December 31, 1999 (in thousands):

       Year ending December 31,
       ------------------------
                2000                                         $1,170
                2001                                            976
                2002                                            738
                2003                                            382
                2004                                             73

Total rent expense for the years ended December 31, 1997, 1998 and
1999
was approximately, $1,258,000, $1,837,000, and $1,737,000,
respectively.

Litigation
----------
Reptron has received a demand alleging a patent infringement from Lemelson Medical, Education & Research Foundation Limited Partnership ("Lemelson"). Lemelson alleges that Reptron is infringing upon patents held by Lemelson relating to their manufacturing processes and products. Lemelson has offered to license the patents alleged to be infringed. Based on Reptron's understanding of the terms that Lemelson has made available to certain licensees, they believe that obtaining a license from Lemelson under the same or similar terms would not have a material adverse effect on Reptron's results of operations or financial condition.

Reptron is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. Reptron believes that none of these claims which were outstanding as of December 31, 1999 should have a material adverse impact on its financial condition or results of operations.

                       REPTRON ELECTRONICS, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                   December 31, 1997, 1998 and 1999


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


NOTE J - EMPLOYEE BENEFITS

Stock Option Plan
-----------------
Reptron's Incentive Stock Option Plan (the "ISO Plan") was adopted in November, 1993 to provide for the grant to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code.
A total of 2,000,000 shares of Common Stock has been reserved for issuance under the ISO Plan. Reptron also offers a Director's Stock Option Plan (the "DSO Plan") that has a total of 350,000 shares of Common Stock reserved for issuance under this plan. Both the ISO Plan and DSO Plan is intended to provide incentives to directors, officers, and other key employees and to enhance Reptron's ability to attract and retain qualified employees. Stock options are granted for the purchase of Common Stock at a price not less than the fair market on the date of grant.

The following table summarizes the activity in Common Stock subject to options for the three years ended December 31, 1999:



Weighted
                                                   Range
Weighted   Average
                                                    of
Average    Remaining
                                                 Exercise
Exercise Contractual
                                    Shares        Price
Price      Life
                                   -------    --------------    ------
--   -----------

(In Years)
Outstanding at December 31, 1996    194,050    $ 5.00 - 15.07        $
6.72      7.3
    Granted                         579,500    $12.00 - 18.00
$12.69
    Exercised                       (22,850)   $ 5.00 - 14.75        $
6.35
    Forfeited                       (20,250)   $ 5.00 - 14.75
$12.34
                                  ---------
Outstanding at December 31, 1997    730,450    $ 5.00 - 18.00
$11.31      8.6
    Granted                         629,264    $ 4.38 - 12.07        $
9.43
    Exercised                       (58,750)   $ 5.00 -  9.13        $
5.09
    Forfeited                      (158,625)   $ 5.00 - 14.75
$11.13
                                  ---------
Outstanding at December 31, 1998  1,142,339    $ 4.38 -  9.13        $
5.95      8.6
    Granted                         174,750    $ 2.94 -  6.00        $
3 56
    Exercised                       (20,000)   $         3 19        $
3.19
    Forfeited                      (101,876)   $ 3.55 -  6.00        $
5.83
                                  ---------
Outstanding at December 31, 1999  1,195,213    $ 2.94 -  9.13        $
5.65      7.8
                                  =========



                              REPTRON ELECTRONICS, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                        December 31, 1997, 1998 and 1999


NOTE J - EMPLOYEE BENEFITS - Continued

The following table summarizes information about Common Stock options outstanding at December 31, 1999:

                       Options Outstanding
Options Exercisable
-----------------------------------------------------------     ------
-----------------
                                    Weighted       Weighted
Weighted
                       Number        Average        Average
Number       Average
   Range of         Outstanding     Remaining      Exercise
Exercisable   Exercise
Exercise Prices     at 12/31/99  Contractual Life    Price       at
12/31/99    Price
---------------     -----------  ----------------  ---------     -----
------   --------
                                    (In Years)
$ 2.94 - 3.59          121,000         9.4           $ 3.27
25,000       $ 3.19
$ 3.66 - 4.38            3,250         9.3           $ 3.94
250       $ 4.38
$ 4.75                   6,500         9.7           $ 4.75
-       $    -
$ 5.00 - 5.56           89,950         9.8           $ 5.56
74,200       $ 5.00
$ 6.00                 969,513         7.9           $ 6.00
354,855       $ 6.00
$ 9.13                   5,000         4.8           $ 9.13
5,000       $ 9.13
                     ---------                                    ----
---
$ 2.94 - 9.13        1,195,213         7.8           % 5.65
459,305       $ 5.72
                     =========
=======


At December 31, 1997 and 1998, exercisable shares totaled 148,450 and 210,638 at weighted average exercise prices of $5.73 and $5.72, respectively.

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

                                  1997      1998      1999
                                --------  --------  --------
                            (in thousands except per share data)
                            ------------------------------------
Net earnings (loss):
As reported                      $6,140   $(13,147)   $4,769
Pro forma                        $5,230   $(14,314)   $3,879

Net earnings (loss) per common
  share - basic:
As reported                      $ 1.01   $  (2.15)   $ 0.78
Pro forma                        $ 0.87   $  (2.34)   $ 0.63

Net earnings (loss) per common
  share - diluted:
As reported                      $ 0.98   $  (2.15)   $ 0.78
Pro forma                        $ 0.84   $  (2.34)   $ 0.63


                         REPTRON ELECTRONICS, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                        December 31, 1997, 1998 and 1999


NOTE J - EMPLOYEE BENEFITS - Continued

The fair value of each option grant is estimated on the date of grant using the Binomial options pricing model with the following weighted average assumptions used for grants in 1997, 1998 and 1999, respectively, no dividend yields for all years; expected volatility of 40.5%, 46.4% and 53.7%; risk free interest rates of 6.69%, 4.94% and 5.72%; and expected lives of 3.7, 4.3 and 3.8 years. The weighted average fair value of options granted in 1997, 1998 and 1999 are $6.92, $2.59 and $1.63, respectively.

401(k) Plans
------------
In 1993, Reptron established a deferred compensation plan (the "Plan") under section 401(a) of the Code. Substantially all of the officers and employees of Reptron are eligible to participate in the Plan. Employees are eligible to participate in the Plan after six months of service and after attaining age 21. At its discretion, Reptron may make matching contributions to the Plan. Employees are always vested in their contributions and are fully vested in the employer contributions after five years of service. Reptron contributed approximately $101,000, $105,000 and $109,000 to the Plan in 1997, 1998 and 1999, respectively.

Hibbing Electronics Corporation's ("Hibbing") employees are eligible to participate in Hibbing's voluntary retirement savings plan upon completion of six months of qualified service. Employee contributions up to 4% of wages, as defined, are partially matched by Hibbing. Hibbing contributed approximately $59,000 during 1999, and approximately $28,000 during the period immediately following the May, 1998 acquisition through December 31, 1998.

Applied Instrument's employees are eligible to participate in Applied's voluntary retirement savings plan upon completion of six months of qualified service. There were no employer match to t he fund for 1999.

On January 1, 2000, the Company merged the 401(k) Plans of Hibbing Electronics and Applied Instruments LLC ito the amended Reptron Electronics, Inc. 401(k) Retirement Savings Plan. The amended plan allows for participation of employees after 90 days of service and after attaining the age of 18. At its discretion, Reptron may make matching contributions to the Plan. Employees are always vested in their contributions and are fully vested in the employer contributions after five years of service. Participants enrolled in the Hibbing Electronics Corporation Plan prior to January 1, 2000 are fully vested after four years of service.

NOTE K - ACQUISITIONS

On May 29, 1998, Reptron acquired all of the assets and liabilities of Hibbing Electronics Corporation and its subsidiary, ("Hibbing") by way of the purchase of all of the issued and outstanding common stock of OECO Corporation, the parent of Hibbing, under the purchase method of accounting. Of the approximately $53.0 million in total costs involved in the acquisition, approximately $30.0 million was in cash with the remainder in the form of the assumption of liabilities. Reptron allocated approximately $31.0 million of the purchase price to tangible assets. Of the $30.0 million in cash, approximately $7.4 million was deposited in an escrow account as security for collection of designated accounts receivable, liquidation of identified inventory and breach of representations and warranties. As of December 31, 1999, approximately $7.4 million has been disbursed from this escrow account ($6.9 million to the sellers and $465,000 to Reptron). In addition, Reptron assumed certain building and equipment lease obligations. Management has determined that the goodwill associated with this transaction will be amortized over a 30 year life. The results of operations of Hibbing have been reflected in Reptron's results of operations beginning immediately subsequent to the acquisition date of May 29, 1998.

On October 27, 1999, Reptron completed the acquisition of Applied Instruments ("Applied"). At closing, the assets were recorded at approximately $9.4 million, consisting of the sum of cash payment of $7.5 million, acquisition costs, and among the assumption of stated liabilities, $1.4 million of bank debt. Reptron allocated approximately $6.4 million of this purchase price






                         REPTRON ELECTRONICS, INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                    December 31, 1997, 1998 and 1999


NOTE K - ACQUISITIONS - Continued

to goodwill. Reptron allocated approximately $4.0 million of the purchase to tangible assets. In addition, Reptron assumed certain building and equipment lease obligations. Management has determined that the goodwill associated with this transaction will be amortized over a 20 year life. The results of operations of Applied Instruments have been reflected in Reptron's results of operations beginning immediately subsequent to the acquisition date of October 27, 1999. Additional purchase consideration may be paid in annual installments over the next three years based upon Applied Instruments performance. Each of the annual installments cannot exceed $3.5 million. Pro-forma financial information is not provided for Applied due to its immateriality.

The following unaudited pro forma summary combines the historical results of operations of Reptron with the historical results of operations of Hibbing as if the acquisition had occurred at the beginning of the respective periods. Pro-forma adjustments include additional net interest expense, goodwill amortization and an adjustment to Reptron's effective tax rate. This pro forma summary does not necessarily reflect the results of operations, as they would have been if Reptron and Hibbing operated as a single entity during such periods.
                                         Year ended December 31,
                                           1997      1998
                                             (in thousands)

Net sales                                $380,857   $335,484
                                          =======    =======
Gross Profit                             $ 63,943   $ 41,368
                                          =======    =======
Operating income (loss)                  $ 19,041   $(12,659)
                                          =======    =======
Net earnings (loss)                      $  6,113   $(12,811)
                                          =======    =======
Net earnings (loss) per share - basic    $   1.01   $  (2.09)
                                          =======    =======
Net earnings (loss) per share - diluted  $   0.98   $  (2.09)
                                          =======    =======

NOTE L - RELATED PARTY TRANSACTIONS

Reptron has a non-interest bearing loan receivable from the profit sharing plan totaling approximately $194,000 and $29,000 as of December 31, 1997 and 1998, respectively.

A director of Reptron serves as its general counsel and received approximately $205,000, $374,000 and $200,000 for services rendered during, 1997 1998 and 1999, respectively.

Reptron leased an aircraft from a company controlled by the CEO of Reptron. Rent paid for the use of the aircraft totaled approximately $200,000 and $160,000 in 1997 and 1998, respectively. Reptron believes that the rent paid for the aircraft was comparable to the rent that would be paid to an unrelated party. Reptron was responsible for all costs associated with the operation of the aircraft, including: fuel, maintenance, storage and crew salaries and expenses. To the extent that the CEO used the aircraft for personal purposes, he was required to reimburse Reptron for the cost associated with such personal use. The CEO reimbursed Reptron $1,000,000, reflected in Reptron's 1997 third quarter, for personal use of the aircraft and for travel and entertainment expenses for the 1997 and prior years. The CEO reimbursed Reptron approximately $40,000 in 1998 for personal use of the aircraft. Reptron terminated the lease as of August 1998 in conjunction with the sale of the aircraft.


                       REPTRON ELECTRONICS, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                     December 31, 1997, 1998 and 1999

NOTE L - RELATED PARTY TRANSACTIONS - Continued


Reptron leases one of its Reptron Distribution sales offices (located in Detroit, Michigan) from the CEO of Reptron. This facility served as Reptron's headquarters before the relocation to Tampa in 1986.
The building includes office and warehouse space and totals approximately 10,000 square feet. Rent expenses on this facility totaled $68,000 in 1997 and 1998 and $72,000 in 1999, which management believes to be comparable to the rent that would be paid to an unrelated party. The lease expires in November 2003. Reptron also leases a total of 110,000 square feet of manufacturing and administrative offices for the Hibbing manufacturing operation. These properties are owned, in part, by four individuals on the senior management team of Hibbing. Rent expenses on this facility totaled approximately $336,000 for the period subsequent to the acquisition through December 31, 1998, and approximately $478,000 in 1999.


NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 1999, the carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term maturities of these items.

The fair market value of the Company's convertible subordinated 6.75% notes is $43,881,000, based on the average of the bid and ask prices of the notes on December 31, 1999. The carrying amounts of all other current and long-term portions of notes payable, and long-term obligations approximate fair market value since the interest rates on most of these instruments change with market interest rates.


NOTE N - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per common share:

                                             1997        1998
1999
                                            ------     --------   ----
------
Numerator:
  Net earnings (loss) (in thousands)       $   6,140  $  (13,147) $
4,769
                                           =========    ========
=========
Denominator:
  For basic earnings (loss) per share -
    Weighted average shares                 6,077,084   6,118,023
6,151,563
  Effect of dilutive securities:
    Employee stock options                    169,956           -
-
                                           ---------   ---------   ---
------
  For diluted earnings (loss) per share     6,247,040   6,118,023
6,151,563
                                           =========   =========
=========
Net earnings (loss) per common share -
   basic                                  $     1.01  $    (2.15)  $
0.78
                                           =========   =========
=========
Net earnings (loss) per common share -
   diluted                                $      .98  $    (2.15)  $
0.78
                                           =========   =========
=========

Options to purchase 591,750 shares of common stock were not included for a portion of the fourth quarter of 1997 computation of diluted earnings per share due to the options' exercise price exceeded the average market price of the common stock and, therefore, the effect would be anti-dilutive. For 1998 and 1999, all options have been excluded due to their anti-dilutive effect.

The convertible notes (See Note F) were not included in the computation of diluted earnings per share for all years pressented due to the conversion price of $28.50 exceeding the average market price of the common stock and, therefore, the effect would be anti-dilutive.



                        REPTRON ELECTRONICS, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                     December 31, 1997, 1998 and 1999


NOTE O - FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Reptron has two material industry segments: Electronic Component Distribution and Electronic Manufacturing Services. Electronic Component Distribution purchases a wide variety of electronic components, including semiconductors, passive products and electromechanical components, for distribution to manufacturers and wholesalers throughout the United States. Electronic Manufacturing Services manufactures electronic products according to customer design for a select number of customers through out the country representing a diverse range of industries. Intersegment sales include a margin, based on market pricing, which is eliminated in consolidation.

The following table shows net sales, operating income, identifiable assets, and capital expenditures as of and for the years ended
1997, 1998 and 1999.

                                          Year Ended December 31,
                                    ----------------------------------
                                        1997         1998         1999
                                      --------     --------     ------
--
                                               (in thousands)
Net Sales
  Unaffiliated customers
    Electronic Component Distribution  $187,267     $156,507
$198,132
    Electronic Manufacturing Services   116,644      146,282
161,085
                                        -------      -------      ----
---
                                        303,911      302,789
359,217
  Intersegment sales                      9,187        8,046
6,779
                                        -------      -------      ----
---
                                       $313,098     $310,835
$365,996
                                        =======      =======
=======

Operating income (loss)
    Electronic Component Distribution  $  6,053     $ (11,833)   $
(3,884)
    Electronic Manufacturing Services     9,948        (1,445)
(244)
                                       -------      -------       ----
---
                                       $ 16,001     $ (13,278)   $
(4,128)
                                       =======      =======
=======
Identifiable Assets
    Electronic Component Distribution  $ 94,864     $ 87,386     $
55,587
    Electronic Manufacturing Services    51,180       95,389
154,874
                                        -------      -------      ----
---
                                        146,044      182,775
210,461
    Corporate                            76,470       27,309
5,392
                                        -------      -------      ----
---
                                       $222,514     $210,084
$215,853
                                        =======      =======
=======

Capital Expenditures (includes equipment
  under capitalized leases)
    Electronic Component Distribution  $  1,392     $    613     $
1,222
    Electronic Manufacturing Services     6,314        3,085
2,898
                                        -------      -------      ----
---
                                          7,706        3,698
4,120
    Corporate                             1,115            -
65
                                        -------      -------      ----
---
                                       $  8,821     $  3,698     $
4,185
                                        =======      =======
=======

Net interest expense is not reflected in the industry segment information, presented above, as it is not taken into consideration in management's analysis of segment performance.

                       REPTRON ELECTRONICS, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                    December 31, 1997, 1998 and 1999


NOTE P - SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the quarterly periods of 1998 and 1999, (See Note L) (in thousands except per share data):


                                                      Three Months
Ended
                           -------------------------------------------
----------------
      1998                   March 31        June 30       September
30    December 31
      ----                 ------------    ------------    -----------
-    -----------
Net sales                      $70,835         $73,636         $77,527
$80,791
Gross profit                    11,471          10,781          11,273
4,403
Operating income (loss)            738            (509)
(827)        (12,680)
Net earnings (loss)               (502)         (1,466)
(1,957)           (9,222)
Net earnings (loss) per common share
  - basic                      $  (.08)        $  (.24)         $
(.32)       $ (1.50)
Net earnings (loss) per common share
  - diluted                    $  (.08)        $  (.24)         $
(.32)       $ (1.50)

      1999
      ----

Net sales                      $77,384         $81,026         $93,559
$107,247
Gross profit                    10,085          10,919          13,440
17,329
Operating income (loss)         (2,529)         (2,690)
(690)      1,780
Loss before extraordinary item       -          (2,904)
(1,664)      (563)
Net earnings (loss)             (2,877)          5,346           2,863
(563)
Net earnings (loss) per common
  share - basic                $  (.47)        $   .87         $   .47
$ (.09)
Net earnings (loss) per common
  share - diluted              $  (.47)        $   .87         $   .47
$ (.09)








       Report Of Independent Certified Public Accountants On Schedule





Board of Directors
Reptron Electronics, Inc.


In connection with our audit of the consolidated financial statements of Reptron Electronics, Inc., referred to in our report dated February 8, 2000, which is included in this Annual Report on SEC Form 10-K for the year ended December 31, 1999, we have also audited
Schedule II for each of the three years in the period then ended.
In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.





GRANT THORNTON LLP

Tampa, Florida
February 8, 2000











SCHEDULE II

                             REPTRON ELECTRONICS, INC.

                          Valuation and Qualifying Accounts
    For the Years Ended December 31, 1997, December 31, 1998 and
December 31, 1999
                                (in thousands)

Column A                                 Column B    Column C
Column D    Column E
--------                                 --------    --------    -----
---    --------
                                        Balance at  Charged to
Accounts     Balance
                                        Beginning   Costs and
Written Off,  at End
Description                              of Year     Expenses
Net       of Year
-----------                             ----------  ----------  ------
------  -------
Allowance for Doubtful Accounts
Year Ended December 31, 1997               $350        $  273       $
(273)    $350
Year Ended December 31, 1998               $350        $1,335
$(1,202)     $483
Year Ended December 31, 1999               $483        $  514       $
(388)     $609







                                  PART IV

Item 14.   Exhibits, Financial Statements, Schedule, and Reports on
Form 8-K

    (a)     The following documents are filed as part of the report:

            1. and 2. The financial statements and schedule filed as part of this report are listed separately in the Index to Financial Statements and Schedule beginning on page F-1 of this report.

            3.  For Exhibits see Item 14(c), below.

    (b) No reports on Form 8-K have been filed during the period ended December 31, 1999, by the Company.

    (c)     List of Exhibits:


Exhibit No. Description
----------- -----------

 3.1    Articles of Incorporation*

 3.2    Bylaws*

10.1    Revolving Credit and Security Agreement between PNC Bank,
National
        Association and Reptron, dated January 8, 1999.**


10.2 Distributor Agreement between Midcom, Inc. and Reptron, dated June 1, 1999.***

10.3 Distributor Agreement between Samsung Displays and Reptron, dated July 2, 1999.***

10.4    Distributor Agreement between Advantech Technologies and
Reptron,
        dated September 7, 1999.***

10.5 Revolving Credit and Security Agreement First Amendment between
        PNC
        Bank, National Association and Reptron, dated November 10,
1999.

10.6 Revolving Credit and Security Agreement Second Amendment between
        PNC
        Bank, National Association and Reptron, dated February 28,
2000.

10.7    Asset Purchase agreement for the purchase of Applied
Instruments
        between Steve and Linda Guma and Reptron, dated October 27,
1999.

23.1    Consent of Grant Thornton, LLP

27.1    Financial Data Schedule

-----------
        * Filed with the Company's Registration Statement on Form S-1, dated February 8, 1994, Registration No. 33-75040 and incorporated herein by reference.

       **   Filed with the Company's 10-k for the year ended December
31, 1998.

      ***   Filed with the Company's Form 10-Q for the period ended
September 30, 1999.

           (d) Financial Schedule: the financial statement schedule filed as part of this report is listed separately in the Index to Financial Statements and Schedule beginning on page F-1 of this report.

                                23

                               SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the
City of Tampa, State of Florida, on March 30, 2000.


                               REPTRON ELECTRONICS, INC.



                               By:/s/ Michael L. Musto
                                  ----------------------------
                                  Michael L. Musto,
                                  Chief Executive Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURES                        TITLE
DATE
     ----------                        -----                        --
--
/s/ Michael L. Musto
---------------------------
Michael L. Musto           Chief Executive
                           Officer, and Director
                           (Principal Executive Officer)     March 30,
2000

/s/ Paul J. Plante
----------------------------
Paul J. Plante             President, Chief Operating Officer and
                           Director                          March 30,
2000

/s/ Michael Branca
---------------------------
Michael Branca             Chief Financial Officer (Principal
                           Financial and Accounting Officer) March 30,
2000

/s/ Leigh A. Lane
----------------------------
Leigh A. Lane              Secretary and Director           March 30,
2000

/s/ William L. Elson
-----------------------------
William L. Elson             Director                        March 30,
2000

/s/ John J. Mitcham
-----------------------------
John J. Mitcham              Director                        March 30,
2000





                                     24

















                                EXHIBIT 10.5


FIRST AMENDMENT TO REVOLVING
CREDIT AND SECURITY AGREEMENT

    This FIRST AMENDMENT TO REVOLVING CREDIT AND SECURITY AGREEMENT
(this
"Amendment") is made and entered into this 10th day of November, 1999, by and among REPTRON ELECTRONICS, INC., a corporation organized under the laws of the State of Florida ("Reptron"), REPTRON ELECTRONICS OF PA, INC., a corporation organized under the laws of the State of Pennsylvania ("Reptron
Pennsylvania"), LAKE SUPERIOR MERGER CORPORATION, a corporation organized under the laws of the State of Florida ("Superior"), HIBBING ELECTRONICS
CORPORATION, a corporation organized under the laws of the State of Minnesota, REPTRON ACQUISITION, INC., a corporation organized under the laws of the State of Florida ("Acquisition") ("Hibbing"; Reptron, Reptron
Pennsylvania, Superior, Hibbing and Acquisition, each a "Borrower" and collectively "Borrowers"); the various financial institutions listed on the signature pages hereof and their respective successors and permitted assigns which become "Lenders"; and PNC BANK, NATIONAL ASSOCIATION, a national association ("PNC"), as collateral and administrative agent for
Lenders (PNC, together with its successors in such capacity, the "Agent").


Recitals:

     Agent, Lenders and Borrowers are parties to a certain Revolving Credit and Security Agreement dated January 8, 1999 (the "Loan Agreement") pursuant to which Lender has made certain revolving credit loans to Borrower.

     The parties desire to amend the Loan Agreement as hereinafter set forth.

     NOW, THEREFORE, for TEN DOLLARS ($10.00) in hand paid and other good and valuable consideration, the receipt and sufficiency of which are hereby severally acknowledged, the parties hereto, intending to be legally bound hereby, agree as follows:

     1. Definitions. All capitalized terms used in this Amendment, unless otherwise defined herein, shall have the meaning ascribed to such terms in the Loan Agreement.

     2. Amendment to Loan Agreement. The Loan Agreement is hereby amended as follows:

     a. By adding the following definitions to Section 1.2 in appropriate alphabetical order:

    "Mortgage Refinancing" shall mean the refinancing of the Indebtedness of
Reptron to Reptron Pennsylvania under the Loan Agreement dated April
28,
1997 between Reptron and Reptron Pennsylvania.

    "Required Undrawn Availability" shall mean, initially, $10,000,000 which shall increase to $12,000,000 on the earlier to occur of (x) January 1, 2000 or (y) the date Borrowers -receive an aggregate of at least $8,000,000 in proceeds from the Mortgage Refinancing.

     b.  By deleting the definitions of "Maximum Revolving Advance
Amount,"
"Permitted
Acquisition," and "Permitted Sale/Leaseback Transaction," from Section
1.2
and inserting the following in lieu thereof:

   "Maximum Revolving Advance Amount" shall mean $60,000,000.

    "Permitted Acquisition" shall mean any Acquisition by any Borrower in which each of the following conditions is satisfied: (i) the business of the
Acquisition Target to be acquired is related or substantially similar to the business of Borrowers; (ii) immediately before and after giving effect to such Acquisition, no Default or Event of Default shall have occurred and be continuing or would result therefrom; (iii) Borrowing Agent has given Agent not less than 30 days prior written notice of the proposed consummation of the Acquisition and has provided to Agent complete and accurate copies of all term sheets, letters of intent, commitment letters, proposals and drafts of Acquisition Documents, promptly after Borrower's receipt thereof,
(iv)
immediately after giving effect to the consummation of such Acquisition,
Borrowers shall have an Undrawn Availability of at least the Required Undrawn Availability; (v) Borrowers' consummation of the Acquisition 'II be in compliance with Applicable Law (and Agent and Lenders shall have received with legal opinions to that effect from Borrowers' legal counsel, if and to the extent so requested by Agent and Lenders) and Borrowers shall have obtained all required approvals from Governmental Bodies; (vi) Agent shall have completed its field examination of the business to be acquired with respect to all assets of the Acquisition Target which may constitute Eligible Receivables or Eligible Inventory and the information obtained may be used by Agent and Lenders in determining applicable advance rates for the assets of the Acquisition Target for purposes hereof, (vii) if the Acquisition takes the form of a purchase of Equity Interests of the Acquisition Target or if the Acquisition involves the formation of a new Subsidiary of a Borrower to purchase the assets of the Acquisition Target, the Acquisition
Target or such newly-formed Subsidiary becomes a wholly-owned Subsidiary of a Borrower upon the consummations of the Acquisitions; and (viii) concurrently with the consummation of such Acquisition, any wholly-owned
Subsidiary formed or acquired in connection with the Acquisition shall, at
Agent's option, either (x) execute and deliver to Agent a Joinder Agreement by which such Subsidiary shall become a Borrower hereunder and bound by all of the terms hereof and each of the Other Documents or (y) execute and deliver to Agent, for its benefit and for the ratable benefit of Lenders, a
Guaranty and Guaranty Security Documents.  Borrowers' acquisition of
All
American Semiconductor Inc. shall not be deemed a Permitted
Acquisition.

     "Permitted Sale/Leaseback Transaction" shall mean and include (i)
a
Sale/Leaseback Transaction in which the sale of Equipment is for cash;
all
of the cash from such sale is concurrently remitted to Agent for application
to the Obligations in accordance with this Agreement; at least ten
(10)
Business Days prior written notice of the Sale/Leaseback Transaction is given to Agent; no Default or Event of Default exists at the time, or would result from the consummation, of such Sale/Leaseback Transaction; immediately prior to giving effect the consummation of any Sale/Leaseback
Transaction(including the remittance of Proceeds therefrom, to Agent) on or before October 1, 2000, Undrawn Availability is at least equal to the Required Undrawn Availability; the Equipment that is the subject of the
Sale/Leaseback Transaction is sold for its fair market value; and the aggregate amount of Purchase Money Indebtedness hereafter incurred in a
Fiscal Year by Borrowers plus the aggregate of all Sale/Leaseback Transactions in such Fiscal Year by Borrowers may not exceed $12,500,000, and (ii) a Sale/Leaseback Transaction in which the sale of Owned Real Property is for cash; all of the cash from such sale is concurrently remitted to Agent for application to the Obligations in, accordance with this Agreement; at least ten (IO) Business Days prior written notice of the
Sale/Leaseback Transaction is given to Agent; no Default or Event of Default exists at the time, or would result from the consummation of such Sale/Leaseback transaction: immediately prior to giving effect the consummation of any Sale/Leaseback Transaction including the remittance of proceeds therefrom to Agent on or before October 1, 2000, Undrawn Availability is at least equal to the Required Undrawn Availability; the
Owned Real Property that is the subject of the Sale/Leaseback Transaction is sold for its fair market value; the purchaser Of such Owned Real Estate has entered into a landlord, mortgagee or other similar agreement satisfactory to Agent, and the aggregate amount of Purchase Money Indebtedness hereafter incurred in a Fiscal Year by Borrowers plus the aggregate of all Sale/Leaseback Transactions in such Fiscal Year by Borrowers may not exceed
$12,500,000.

     c. By deleting Section 2.1(,a)(ii) in its entirety and inserting the following in lieu thereof:

          (ii) up to the lesser of (A) fifty percent (50%), subject to the provisions of Section 2.1(b) Hereof ("Inventory Advance Rate"), of the Value of the Eligible Inventory (the Receivables Advance Rate and the
Inventory
Advance Rate shall be referred to collectively, as the "Advance
Rates") or
(B) $30,000,000, minus

     d. By deleting Section 6,5 in its entirety and inserting the following in lieu thereof:

     6.5   Pricing Formula Ratio.  Commencing on the earlier of (a)
October
1, 2000, and (b) such time as the Borrowers fail to maintain an Undrawn
Availability of at least the Required Undrawn Availability, maintain a Pricing Formula Ratio, its determined at the end of each Fiscal
Quarter for
the immediately preceding four (4) Fiscal Quarters, of at least 1.00 to ).

     e. By deleting Section 7.7 in its entirety and inserting the following in lieu thereof:

     7.7 Dividends. Declare, pay or make any dividend or distribution on any shares of the Equity Interests of any Borrower (other than Upstream
Payments or dividends or distributions payable in its stock, or split-ups or reclassifications of its stock) or apply any of its funds, property or assets to the purchase, redemption or other retirement of any Equity Interests, or of any options to purchase or acquire any such Equity Interests of any Borrower; provided, however, that Reptron may from time to time repurchase or redeem any of its common stock if (i) at least ten
(1O)
Business Days prior to the proposed repurchase or redemption Reptron gives
Agent written notice of its intention to effect such a repurchase or redemption, the approximate amount of Advances to be used therefor and the date of the proposed repurchase or redemption, and (ii) at the time of such repurchase or redemption and after giving effect thereto, no Default or
Event of Default exists and Borrowers have Undrawn Availability (as determined by Agent) of at least the Required Undrawn Availability, and,
(iii) the sum of all redemptions, repurchases and prepayment of Subordinated
Indebtedness permitted by Section 7.17 hereof do not exceed, in the aggregate, $20,000,000.

     f. By deleting Section 7.17 in its entirety and inserting the following in lieu thereof:

     7.17  Prepayment of Indebtedness  At any time, directly or indirectly,
prepay any Indebtedness (other than to the Obligators), or repurchase, redeem, retire or otherwise acquire any Indebtedness of any Borrower, including the Subordinated Indebtedness; provided, however, that Borrowers may from time to time prepay Subordinated Indebtedness, a.@ and to the extent permitted by the Subordinated Loan Documents, if (i) at least ten
(10) Business Days prior to the proposed prepayment, Borrowers give
Agent
written notice of their intention to effect such a prepayment, the approximate amount of Advances to be used therefor and the date of the proposed prepayment; (it) at the time of such pr(.4paymetit and after giving effect thereto no Default or Event of Default exists, Borrowers have
Undrawn
Availability (as determined by Agent) of at least the Required Undrawn Availability; and (iii) the sum of all ,prepayments of Subordinated Indebtedness and all redemptions and repurchases permitted by Section 7.7 hereof do not exceed, in the aggregate, $20,000,000.

     g.  By adding the following location to Schedule 4.5 to the Loan
Agreement:

47757 Warm Springs Blvd.
Fremont, California 94359

     h. By deleting Schedules 4.15(c), 5.2(a), 5.2(b) and 5.4 from the Credit Agreement and replacing them with Schedules 4.15(c), 5.2(a), 5.2(b)
and 5.4 attached hereto.

    3. Ratification and Reaffirmation, Borrower hereby ratifies and reaffirms the Obligations, each of the Loan Documents and all of Borrower's covenants, duties, indebtedness and liabilities under the Loan
Documents.

    4. Acknowledgements and Stipulations. Borrower acknowledges and stipulates that the Loan Agreement and the other Loan Documents executed by
Borrower are legal, valid and binding obligations of Borrower that are enforceable against Borrower in accordance with the terms thereof; all of the Obligations are owing and payable without defense, offset or counterclaim (and to the extent there exists any such defense, offset or counterclaim on the date hereof, the same is hereby waived by Borrower); the security interests and liens granted by Borrower in favor of Lender are duly perfected, first priority security interests and liens, except as permitted under the Loan Agreement; and the unpaid principal amount of the Revolving
Advances on and as of the close of business on November 8, 1999, totaled
$37,799,584.87.

    5. Representations and Warranties. Borrower represents and warrants to
Lender, to induce Lender to enter into this Amendment, that no Default or
Event of Default exists on the date hereof; the execution, delivery and performance of this Amendment have been duly authorized by all requisite
Corporate action on the part of Borrower and this Amendment has been duly executed and delivered by Borrower; and all of the representations and warranties made by Borrower in the Loan Agreement are true and correct on and as of the date hereof.

    6. Breach of Amendment. This Amendment shall be part of the Loan Agreement and a breach of any of any representation, warranty or covenant herein shall constitute an Event of Default.

    7.Conditions Precedent. The effectiveness of the amendments contained in
Section 2 are subject to the satisfaction of each of the following conditions precedent, in form and substance satisfactory to Lender, unless satisfaction thereof is specifically waived in writing by Lenders: (i) Borrowers shall have paid to Agent, for the benefit of Lenders, a closing fee of $15,000; (ii) Acquisition shall have executed and delivery a Joinder
Agreement to Agent; and (111) Acquisition shall have executed and delivered to Agent all Lien Perfection Documents requested by Agent.

     8. Expenses of Lender. Borrower agrees to pay, on demand, all costs and expenses incurred by Lender in connection with the preparation, negotiation and execution of this Amendment and any other Loan Documents executed pursuant hereto and any and all amendments, modifications, and supplements thereto, including, without limitation, the costs and fees of
Lender's legal counsel and any taxes or expenses associated with or incurred in connection with any instrument or agreement referred to herein or contemplated hereby.

     9. Effectiveness; Governing Law. This Amendment shall be effective upon acceptance by Agent and Lenders (notice of which acceptance is hereby waived), whereupon the same shall be governed by and construed in accordance with the internal laws of the State of Georgia.

     10. Successors and Assigns. This Amendment shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns.

     11. No Novation, etc. Except as otherwise expressly provided in this
Amendment, nothing herein shall be deemed to amend or modify any provision of the Loan Agreement or any of the other Loan Documents, each of which shall remain in full force and effect. This Amendment is not intended to be, nor shall it be construed to create, a novation or accord and satisfaction, and the Loan Agreement as herein modified shall continue in full force and effect.

     12. Counterparts, Telecopied Signatures. This Amendment may be executed in any number of counterparts and by different parties to this
Amendment on separate counterparts, each of which, when so executed, shall be deemed an original, but all such counterparts shall constitute one and the same agreement. Any signature delivered by a party by facsimile transmission shall be deemed to be an original signature hereto.

     13.Further Assurances. Borrower agrees to take such further actions as
Lender shall reasonably request from time to time in connection herewith to evidence or give effect to the amendments set forth herein or any of the transactions contemplated hereby.

     14. Section Titles. Section titles and references used in this Amendment shall be without substantive meaning or content of any kind whatsoever and are not a par-t of the agreements among the par-ties hereto.


     15. Release of Claims. To induce Lender to enter into this Amendment,
Borrower hereby releases, acquits and forever discharges Lender, and all officers, directors, agents, employees, successors and assigns of Lender, from any and all liabilities, claims, demands, actions or causes of action of any kind or nature (if there be any), whether absolute or contingent, disputed or undisputed, at law or in equity, or known or unknown, that Borrower now has or ever had against Lender arising under or in connection with any of the Loan Documents or otherwise. Borrower represents and warrants to Lender that Borrower has not transferred or assigned to any
Person any claim that Borrower ever had or claimed to have against Lender.

     16.Waiver of Jury Trial. To the fullest extent permitted by applicable law, the parties hereto each hereby waives the right to trial by jury in any action, suit, counterclaim or proceeding arising out of or related to this Amendment.

IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed under seal in, and delivered by their respective duly authorized officers on the date first written above.

REPTRON ELECTROINCS, INC.

By:  /s/ Michael Branca

Michael Branca, Chief Financial Officer
<CORPORATE SEAL>


REPTRON ELECTRONICS OF PA, INC.

By:  /s/ Michael Branca

Michael Branca, Vice President and
Chief Financial Officer
[CORPORATE SEAL]

LAKE SUPERIOR MERGER CORPORATION

By:  /s/ Michael Branca

Michael Branca, Vice President and
Chief Financial Officer
[CORPORATE SEAL]


HIBBING ELECTRONICS CORPORATION

By:  /s/ Michael Branca

Michael Branca, Vice President and
Chief Financial Officer

[CORPORATE SEAL]


REPTRON AQUISITION, INC.


By:  /s/  Michael Branca

Michael Branca, Vice President and
Chief Financial Officer

[CORPORATE SEAL]


PNC BANK, NATIONAL ASSOCIATION, as
a Lender and as Agent


By:  /s/  Richard F. Muse
Name:  Richard F. Muse, Jr.
Title:


BANK OF AMEERICA, N.A. f/k/a NationsBank,
N.A., N.A., as a Lender


By:
Name:
Title:



HIBBING ELECTRONICS CORPORATION

By:
Michael Branca, Vice President and
Chief Financial Officer
[CORPORATE SEAL]

REPTRON ACQUISITION, INC.

By:
Michael Branca, Vice President and
Chief Financial Officer

[CORPORATE SEAL]



PNC BANK, NATIONAL ASSOCIATION, as
a Lender and as Agent


By:

Name:
Title:


BANK OF AMERICA, N.A. f/k/a NationsBank,
N.A., as lender


By:  /s/ Andrew Doherty
Name:  Andrew A. Doherty
Title:  Vice President




Schedule 4.15(c)

Reptron Electronics, Inc.                      14401 McCormick Drive
Lake Superior Merger Corporation               Tampa, Florida 33626
Reptron Acquisition, Inc.

Reptron Electronics of PA, Inc.                179 Witmer Road
                                               Horsham, Pennsylvania
19044

Hibbing Electronics Corporation                3125 East 14th Avenue
                                               Hibbing, Minnesota
55746


Schedule 5.2(a)
States of Qualification and Goad Standing
Reptron Electronics, Inc. is organized under the laws of the State of Florida and 's in good standing in each of the following jurisdictions:
Alabama, California, Connecticut, Florida, Georgia, Illinois,
Maryland, Massachusetts, Michigan, Minnesota, New Hampshire, New York, North Carolina, Ohio, Oregon, Pennsylvania, Texas and Washington.

Reptron Electronics of PA, Inc. is organized under the laws of the State of Pennsylvania and is in good standing in the State of Pennsylvania.

Lake Superior Merger Corporation is organized under the laws of the State of Florida and is in good standing in the State of Florida.

Hibbing Electronics Corporation is organized under the laws of the State of Minnesota and is in good standing in the State of Minnesota.

Reptron Acquisition, Inc. is organized under the laws of the State of Florida and is in good standing in the States of Florida and California.



Subsidiaries

Wholly-owned Subsidiaries of Reptron Electronics, Inc.:

Lake Superior Merger Corporation, a Florida corporation
Reptron Electronics of PA, Inc., a Pennsylvania corporation
Reptron Acquisition, Inc., a Florida corporation

Wholly-owned Subsidiary of Lake Superior Merger Corporation:

Hibbing Electronics Corporation, a Minnesota corporation

Wholly-owned Subsidiary of Hibbing Electronics Corporation:

Hibbing Electronics Corporation MD








Federal Tax Identification Number
Reptron Electronics, Inc.           38-2081116
Reptron Electronics of PA, Inc.     23-2829812
Hibbing Electronics Corporation     41-1239104
Hibbing Electronics Corporation MD  52-2021489
Lake Superior Merger Corporation    59-3548245
Reptron Acquisition, Inc.           59-3604127









                                Exhibit 10.6




SECOND AMMENDMENT TO REVOLVING
CREDIT AND SECURITY AGREEMENT

    This SECOND AMENDMNT To REVOLVING CREDIT AND SECURITY AGREEMENT
(this
"Amendment") is made and entered into this 28th day of February, 2000, by and among REPTRON ELECTRONICS, INC., a corporation organized under the laws of the State of Florida ("Reptron"); REPTRON ELECTRONICS OF PA, INC., a corporation organized under the laws of the State of Pennsylvania ("Reptron
Pennsylvania"); LAKE SUPERIOR MERGER CORPORATION, a corporation organized under the laws of the State of Florida ("Superior"); HIBBING ELECTRONICS
CORPORATION, a corporation organized under the laws of the State of Minnesota ("Hibbing"); REPTRON ACQUISITION, INC., a corporation organized under the laws of the State of Florida ("Acquisition"; Reptron, Reptron
Pennsylvania, Superior, Hibbing and Acquisition, each a "Borrower" and collectively "Borrowers"); the various financial institutions listed on the signature pages hereof and their respective successors and permitted assigns which become "Lenders"; and PNC BANK, NATIONAL ASSOCIATION, a national association ("PNC"), as collateral and administrative agent for Lenders
(PNC, together with its successors in such capacity, the "Agent").

                              Recitals

Agent, Lenders and Borrowers are parties to a certain Revolving credit and Security Agreement dated January 8, 1999, as amended by that certain
First Amendment to Revolving Credit and Security Agreement dated
November
10, 1999 (as amended at any time, the "Loan Agreement") pursuant to which
Lender has made certain revolving credit loans to Borrower.

The parties desire to amend the Loan Agreement as hereafter set forth.

    NOW, THEREFORE, for TEN DOLLARS ($10.00) in hand paid and other good and valuable consideration, the receipt and sufficiency of which are hereby severally acknowledged, the parties hereto, intending to be legally bound hereby, agree as follows:

      1. Definitions. All capitalized terms used in this Amendment, unless otherwise defined herein shall have the meaning ascribed to such terms in the Loan Agreement.

      2. Amendment to Loan Agreement. The Loan Agreement is hereby amended as follows:
                  a.  By adding the following definitions to Section
1.2 in
appropriate alphabetical order:
                  "Issuer" shall mean any Person who issues a Letter of
Credit and/or accept a draft pursuant to the terms hereof.
                 "Letter of Credit Fees" shall have the meaning set forth in
Section 3.10.




                 "Letters of Credit" shall have the meaning set forth in
Section 2.9.

          b.     By deleting the definitions of "Advances,"
"Individual
Formula Amount" and
"Revolving Advances" from Section 1.2 and inserting the following in lieu thereof-.

                 "Advances" shall mean and include the Revolving
Advances,
Letters of Credit and each other advance made by Agent or Lenders pursuant to the terms of this Agreement or any of the Other Documents to or for the benefit of any Borrower.

                 "Individual Formula Amount" shall mean at the date of determination thereof, with respect to each Borrower an amount equal to: (a)
the Receivables Advance Rate of Eligible Receivables of such Borrower,
910
(b) the Inventory Advance Rate of the value of Eligible Inventory of such
Borrower, minus (c) the aggregate amount of Letters of Credit outstanding of such Borrower, minus (d) such reserves as Agent may reasonably deem proper and necessary from time to time.

'Revolving Advances" shall mean Advances made other than Letters of Credit under this Agreement to or for the benefit of any Borrower.

          c. By deleting Section 2.1(a) in its entirety and inserting the following in lieu thereof:

            (a) Subject to the terms and conditions set forth in this Agreement each Lender, severally and not jointly, will make Revolving Advances to Borrowers in aggregate amounts outstanding at any time not to exceed such Lender's Commitment Percentage of the lesser of (x) the Maximum
Revolving Advance Amount minus the aggregate amount of outstanding Letters of Credit or (y) an amount equal to the sum of:

                    (i) up to eighty-five percent (85%), subject to the provisions of Section 2,1(b) hereof ("Receivables Advance Rate"), of the Net
Amount of Eligible Receivables, plus

                    (ii) up to the lesser of (A) fifty percent (50%), subject to the provisions of Section 2.1(b) hereof ("Inventory Advance Rate"), of the Value of the Eligible Inventory (the Receivables
Advance Rate
and the Inventory Advance Rate shall be referred to collectively, as the
"Advance Rates") or (B) $25,000,000, minus

                    (iii) the aggregate amount of Letters of Credit outstanding, minus

                    (iv) such reserves as Agent may reasonably deem proper and necessary from time to time.

    The amount derived from the sum of (A) Sections 2.1(a)(y)(i) and
(ii)
minus (B) Section 2.1(a)(y)(iii) and (iv) at any time and from time to time shall be referred to as the "Formula Amount." The Revolving Advances shall be evidenced by secured promissory notes ("Revolving Credit Notes") in favor of each Lender in substantially in the form attached hereto as Exhibit A.
Borrowers and Lenders agree that if any event occurs or any condition exists that Agent determines is likely to have a Material Adverse Effect or if a Default or Event of Default exists, Agent shall have ft right (exercisable at such time or times as Agent deems appropriate) to require that separate calculations of die Individual Formula Amount be made for each Borrower, as well as the right to limit the use of proceeds of Advances by each Borrower to an amount that does not exceed such Borrower's Individual Formula Amount.

          d. By deleting Sections 2.9, 2. 1 0 and 2.1 1 in their entirety and inserting the following in lieu thereof:

                2.9 Letters of Credit. Subject to the terms and conditions hereof, Agent shall issue or cause the issuance of standby and documentary letters of credit ("Letters of Credit") on behalf of any Borrower; provided, however, that Agent will not be required to issue or cause to be issued any Letters of Credit to the extent that the face amount of such Letters of Credit then cause the sum of (i) the outstanding Revolving Advances plus (ii) outstanding Letters of Credit to exceed the lesser of (x) the Maximum Revolving Advance Amount or (y) the formula Amount. The maximum amount of Letters of Credit outstanding shall not exceed $1,000,000 in the aggregate. All disbursements or payments related to Letters of Credit shall be deemed to be Revolving Advances and shall bear interest at the Revolving Interest Rate for Domestic Rate Loans. Letters of Credit that have not been drawn upon shall not bear interest.

                2.10 Issuance of Letters of Credit.

                    (a) Borrowing Agent, on behalf of Borrowers, may request Agent to issue or cause the issuance of a Letter of Credit by delivering to Agent at the Payment Office, Agent's form of Letter of Credit Application (the "Letter of Credit Application") completed to the satisfaction of Agent; and, such other certificates, documents and other papers and information as Agent may reasonably request. Borrowing Agent, on behalf of Borrowers, also has the right to give instructions and make agreements with respect to any application, any applicable letter of credit and security agreement any applicable letter of credit reimbursement agreement and/or any other applicable agreement, any letter of credit and the disposition of documents, disposition of any unutilized funds, and to agree with Agent upon any amendment extension or renewal of any Letter of Credit.

                    (b) Each Letter of Credit shall, among other things,
(i) provide for the payment of sight drafts or acceptances of usance drafts when presented for honor thereunder in accordance with the terms thereof and when accompanied by the documents described therein and (ii) have an expi7y date not later than twelve (12) months after such Letter of Credit's date of issuance and in no event later than the last day of the Term. Each Letter of Credit shall be subject to the Uniform Customs and Practice for Documentary Credits
(1993 Revision), International Chamber of Commerce Publication
No. 500, and any amendments or revision thereof adhered to by the Issuer and, to the extent not inconsistent therewith, the laws of the State of New Jersey.

                    (b) Agent shall use its reasonable efforts to notify Lenders of the request by Borrowing Agent for a Letter of Credit hereunder.


                    (c) Agent shall have absolute discretion whether t
o accept any draft. Without in any way limiting Agent's absolute discretion whether to accept any draft, Borrowing Agent will not present for acceptance any draft, and Agent will generally not accept any drafts (i) that arise out of transactions involving the sale of goods by any Borrower not in the ordinary course of its business,
(ii) that involve a sale to an Affiliate of any Borrower, (iii) that involve any purchase for which Agent has not received all related documents, instruments and forms requested by Agent,
(iv) for which Agent is unable to locate a purchaser in the ordinary course of business on standard terms, or (v) that is not eligible for discounting with Federal Reserve Banks pursuant to paragraph 7 of
Section 13 of the Federal Reserve Act.

                2.11  Requirements For Issuance of Letters of Credit.

                    (a) In connection with the issuance of any Letter of
Credit, Borrowers shall indemnify, save and hold Agent, each Lender and each Issuer harmless from any loss, cost expense or liability, including payments made by Agent any Lender or any Issuer and expenses and reasonable attorneys' fees incurred by Agent any Lender or Issuer arising out of, or in connection with, any Letter of Credit to be issued or created for any Borrower. Borrowers shall be bound by Agent's or any Issuer's regulations and good faith interpretations of any Letter of Credit issued or created for Borrowers' Account, although this interpretation may be different from its own; and, neither Agent, nor any Lender, nor any Issuer nor any of their correspondents shall be liable for any error, negligence, or mistakes, whether of omission or commission, in following Borrowing Agent's or any
Borrower's instructions or those contained in any Letter of Credit or of any modifications, amendments or supplements thereto or in issuing or paying any
Letter of Credit, except for Agent's, any Lender's, any Issuer's or such correspondents' willful misconduct.

                    (b) Borrowing Agent shall authorize and direct any
Issuer to name the applicable Borrower as the "Applicant' or "Account Party" of each Letter of Credit. If Agent is not the Issuer of any Letter of Credit Borrower shall authorize and direct the Issuer to deliver to Agent all instruments, documents, and other writings and property received by the
Issuer pursuant to the Letter of Credit and to accept and rely upon Agents instructions and agreements with respect to all matters arising in connection with the Letter of Credit, the application therefor or any acceptance therefor.

                    (c) In connection with all Letters of Credit issued or caused to be issued by Agent under this Agreement each Borrower hereby appoints Agent, or its designee, as its attorney, with full power and authority (i) to sign and/or endorse such Borrower's name upon any warehouse or other receipts, letter of credit applications and acceptances; (ii) to sip such Borrower's name on bills of lading; (iii) to clear Inventory through the United States of America Customs Department ("Customs") in the name of such Borrower or Agent or Agent's designee, and to sign and deliver to Customs officials powers of attorney in the name of such Borrower for such purpose; and (iv) to complete in such Borrower's name or Agents, or in the name of Agent's designee, any order, sale or transaction, obtain the necessary documents in connection therewith, and collect the proceeds thereof, Neither Agent nor its attorneys will be liable for any acts or omissions nor for any error of judgment or mistakes of fact or law, except for Agent's or its attorney's willful misconduct. This power, being coupled with an interest, is irrevocable as long as any Letters of Credit remain outstanding.

                    (d)  Each Lender shall to the extent of the
percentage
amount equal to the product of such Lender's Commitment Percentage, times the aggregate amount of all unreimbursed reimbursement obligations arising from disbursements made or obligations incurred with respect to the Letters of Credit be deemed to have irrevocably purchased an undivided participation in each such unreimbursed reimbursement obligation. In the event that at the time a disbursement is made the unpaid balance of Revolving Advances exceeds or would exceed, with the making of such disbursement, the lesser of
(i) the Maximum Revolving Advance Amount or (ii) the Formula Amount, and such disbursement is not reimbursed by Borrowers within two (2) Business
Days, Agent shall promptly notify each Lender and upon Agent's demand each
Lender shall pay to Agent such Lender's proportionate share of such unreimbursed disbursement together with such Lender's proportionate share of
Agent's unreimbursed costs and expenses relating to such unreimbursed disbursement. Upon receipt by Agent of a repayment from any Borrower of any amount disbursed by Agent for which Agent had already been reimbursed by
Lenders, Agent shall deliver to each Lender that Lender's pro rata share of such repayment. Each Lender's participation commitment shall continue until the last to occur of any of the following events: (A) Agent ceases to be obligated to issue or cause to be issued Letters of Credit hereunder;
(B) no
Letter of Credit issued hereunder remains outstanding and uncanceled; or (C) all Persons (other than the applicable Borrower) have been fully reimbursed for all payments made under or relating to Letters of Credit.

                    (e) On demand, Borrowers will cause cash to be deposited and maintained in an account with Agent, as cash collateral, in an amount equal to one hundred and five percent (105%) of the outstanding Letters of Credit, and each Borrower hereby irrevocably authorizes Agent, in its discretion, on such Borrower's behalf and in such Borrower's name, to open such an account and to make and maintain deposits therein, or in an account opened by such Borrower, in the amounts required to be made by such
Borrower, out of the proceeds of Receivables or other Collator-at or out of any other funds of such Borrower coming into any Lender's possession at any time. Agent will invest such cash collateral (less applicable reserves) in such short-term money-market items 46 to which Agent and such Borrower mutually agree and the net return on such investments shall be credited to such account and constitute additional cash collateral. No Borrower may withdraw amounts credited to any such account except upon payment and performance in full of all Obligations and termination of this Agreement.

          e. By deleting Section 2.15 in its entirety and inserting the following in lieu thereof:

                2.15 Use of Proceeds. Borrowers shall apply the proceeds of Advances to (i) repay existing Indebtedness owed to NationsBank;
(ii) pay
any of the Obligations, including fees and expenses relating to this transactions (iii) pay the purchase price of Permitted Acquisitions and the fees and expenses relating to such Permitted Acquisitions, provided that the aggregate amount of Advances that may be used to fund Permitted Acquisitions shall not exceed $20,000,000 in the aggregate; (iv) repurchase or redeem common stock of Reptron to the extent authorized by this Agreement and prepay Subordinated Indebtedness to the extent authorized by Ns Agreement, provided that the aggregate amount of all Advances used to redeem OT repurchase such common stock and to prepay Subordinated Indebtedness, provided that the aggregate amount of Advances that may be used to repurchase or redeem common stock of Reptron and to prepay Subordinated
Indebtedness shall not exceed $20,000,000; (v) to reimburse Issuer for Letters of Credit outstanding; and (vi) provide far Borrowers' working capital needs.

          f. By inserting the following as a new Section 3.1 0 in appropriate order:

            3.10 Letter of Credit Fees. Borrowers shall pay (x) to Agent, for the benefit of Lenders, fees for each Letter of Credit for the period from and excluding the date of issuance of same to and including the date of expiration or termination, equal to the average daily face amount of each outstanding Letter of Credit multiplied by two percent (2.0%) per annum, such fees to be calculated on the basis of a 360-day year for the actual number of days elapsed and to be payable monthly in area on the first day of each month and on the lost day of the Term and (y) to the Issuer, any and all fees and expenses as agreed upon by the Issuer and the Borrowing Agent in connection with any Letter of Credit including in connection with the opening, amendment or renewal of any such Letter of Credit and any acceptances created thereunder and shall reimburse Agent for any and all fees and expenses, if any, paid by Agent to the Issuer (all of the foregoing fees, the "Letter of Credit Fees"). All such charges shall be deemed earned in full on the date when the same are due and payable hereunder and shall not be subject to rebate or proration upon the termination of this Agreement for any reason. Any such charge in effect at the time of a particular transaction shall be the charge for that transaction, notwithstanding any subsequent change in the Issuer's prevailing charges for that type of transaction. All Letter of Credit Fees payable hereunder shall be deemed earned in full on the date when the same are due and payable hereunder and shall not be subject to rebate or proration upon the termination of this
Agreement for any reason.

      3. Ratification and Reaffirmation. Borrower hereby ratifies and reaffirms the Obligations, each of the Loan Documents and all of Borrower's covenants, duties, indebtedness and liabilities under the Loan
Documents.

      4. Acknowledgments and Stipulations. Borrower acknowledges and stipulates that the Loan Agreement and the other Loan Documents executed by
Borrower are legal, valid and binding obligations of Borrower that are enforceable against Borrower in accordance with the terms thereof; all of the Obligations are owing and payable without defense, offset or counterclaim (and to the extent there exists any such defense, offset or counterclaim on the date hereof, the same is hereby waived by Borrower); and the security interests and liens granted by Borrower in favor of Lender are duly perfected, first priority security interests and liens, except as permitted under the Loan Agreement,

      5. Representations and Warranties. Borrower represents and warrants to Lender, to induce Lender to enter into this Amendment, that no Default or
Event of Default exists on the date hereof; the execution, delivery and performance of this Amendment have been duly authorized by all requisite corporate action on the part of Borrower and this Amendment has been duly executed and delivered by Borrower; and all of the representations and warranties made by Borrower in the Loan Agreement are true and correct on and as of the date hereof.

      6. Breach of Amendment. This Amendment shall be part of the Loan
Agreement and a breach of any of any representation, warranty or covenant herein shall constitute an Event of Default.

      7. Expenses of Agent and Lenders. Borrower agrees to pay, on demand, all costs and expenses incurred by Agent and Lenders in connection with the preparation, negotiation and execution of this Amendment and any other Loan
Documents executed pursuant hereto and any and all amendments, modifications, and supplements thereto, including, without limitation, the costs and fees of Agent's and Lenders' legal counsel and any taxes or expenses associated with or incurred in connection with any instrument or agreement referred to herein or contemplated hereby.

      8. This Amendment shall be effective upon acceptance by Agent and Lenders (notice of which acceptance is hereby waived), whereupon the same shall be governed by and construed in accordance with the internal laws of the State of Georgia.

      9. Successors and Assigns. This Amendment shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns.

      10. No Novation, etc. Except as otherwise expressly provided in this Amendment, nothing herein shall be deemed to amend or modify any provision of the Loan Agreement or any of the other Loan Documents, each of which shall remain in full force and effect. This Amendment is not intended to be, nor shall it be construed to create, a novation or accord and satisfaction, and the Loan Agreement as herein modified shall continue in full force and effect.

      11. Counterparts: Telecopied Signatures. This Amendment may be executed in any number of counterparts and by different parties to this
Amendment on separate counterparts, each of which, when so executed, shall be deemed an original, but all such counterparts shall constitute one and the same agreement. Any signature delivered by a party by facsimile transmission shall be deemed to be an original signature hereto.

      12. Further Assurances. Borrower agrees to take such further actions as Lender shall reasonably request from time to time in connection herewith to evidence or give effect to the amendments set forth herein or any of the transactions contemplated hereby.

      13. Section Titles. Section titles and references used in this Amendment shall be without substantive meaning or content of any kind whatsoever and are not a part of the agreements among the parties hereto.

      14. Release of Claims. To induce Agent and Lenders to enter into this
Amendment, each Borrower hereby releases, acquits and forever discharges
Agent, Leaders, and all officers, directors, agents, employees, successors and assigns of Agent and Lenders, from any and all liabilities, claims, demands, actions or causes of action of any kind or nature (if there be any), Whether absolute or contingent, disputed or undisputed, at law or in equity, or known or unknown, that such Borrower now has or ever had against
Agent or any Lender arising under or in connection with any of the Loan
Documents or otherwise. Each Borrower represents and warrants to Agent and
Lenders that such Borrower has not transferred or assigned to any Person any claim that such Borrower ever had or claimed to have against Agent or any Lender.

      15. Waiver of Jury Trial. To the fullest extent permitted by applicable law, the parties hereto each hereby waives the right to trial by jury in any action, suit, counterclaim or proceeding arising out of or related to this Amendment.

      IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed under seal in, and delivered by their respective duly authorized officers on the date first written above,


REPTRON ELECTRONICS, Inc.

By: /s/ Michael Branca

Michael Branca
Chief Financial Officer
[CORPORATE SEAL]


REPTRON ELECTRONICS OF PA, INC.

By: /s/ Michael Branca

Michael Branca, Vice President and
Chief Financial Officer

(CORPORATE SEAL)


LAKE SUPERIOR MERGER CORPORATION

By: /s/ Michael Branca

Michael Branca, Vice President and
Chief Financial Officer

[CORPORATE SEAL]


HIBBING ELECTRONICS CORPORATION

By: /s/ Michael Branca

Michael Branca, Vice President and
Chief Financial Officer

[CORPORATESEAL]


REPTRON ACQUISTION, INC.

By: /s/ Michael Branca

Michael Branca, Vice President and
Chief Financial officer

(CORPORATE SEAL]


PNC BANK, NATIONAL ASSOCIATION, as
a Lender and as Agent

By:
Name:
Title:

BANK OF AMERICA, N.A. f/k/a NationsBank,
N.A., as a Lender

By:
Name:
Title:




LAKE SUPERIOR MERGER CORPORATION

By:
Michael Branca, Vice President and
Chief Financial Officer

[CORPORATE SEAL]


HIBBING ELECTRONICS CORPORATION

By:
Michael Branca, Vice President and
Chief,Financial Officer

[CORPORATE SEAL]


REPTRON ACQUISITION, INC.


BY:
Michael Branca, Vice President and
Chief Financial Officer

[CORPORATE SEAL]


PNC BANK, NATIONAL ASSOCIATION, as
a Lender and as Agent

By:
Name:
Title:


BANK OF AMERICA, N.A. f/k/a NationsBank,
N.A., as a Lender

By: /s/ Brian O'Fallon

Name: Brian O'Fallon
Title: Senior Vice President





                                Exhibit 10.7


ASSET PURCHASE AGREEMENT
                          BY AND BETWEEN
             STEVEN R. GUMA AND LINDA L. GUMA, AS SELLER
                               AND
              REPTRON ACQUISITION, INC., AS PURCHASER
                      DATED OCTOBER 26, 1999










TABLE OF CONTENTS
PAGE
ARTICLE I
PURCHASE AND SALE
1.1  Agreement to Sell
1
1.2  Purchase Price and Allocation Thereof
4
1.3  Delivery of the Assets.
5
1.4  Assumption of Liabilities.
5
1.5  Payment of the Purchase Price.
7
1.6  Adjustments to Purchase Price and Payment Thereof.
10

ARTICLE II
REPRESENTATIONS AND WARRANTIES

2.1  Representations and Warranties of the Seller.
12


2.2  Representations and Warranties of the Purchaser.
28

2.3  Survival of Covenants, Representations and Warranties.
29

ARTICLE III
INDEMNIFICATION
3.1  Indemnification by the Seller.
30
3.2  Indemnification by the Purchaser.
31
3.3  Notice of Claim Against Seller.
31
3.4  Notice of Claim Against Purchaser.
33
3.5  Minimum Threshold for Indemnified Claims.
35

ARTICLE IV
FURTHER COVENANTS

4.1  Seller's Covenants.
36

ARTICLE V
CONDITIONS PRECEDENT TO CLOSING

5.1  Conditions Precedent to the Purchaser's Obligations.
38
5.2  Conditions Precedent to the Seller's Obligations.
40

ARTICLE VI
CLOSING, ITEMS TO BE DELIVERED, THIRD PARTY
CONSENTS AND FURTHER ASSURANCES

6.1     Closing.
41
6.2     Items to be Delivered at Closing.
41
6.3     Other Documents.
43

ARTICLE VII
MISCELLANEOUS
7.1     Termination.
44
7.2     Broker's and Finder's Fees.
45
7.3     Expenses.
45
7.4     Post Closing Administration.
45
7.5     Contents of Agreement; Parties in Interest, etc.
45
7.6     Assignment and Binding Effect.
46
7.7     Waiver.
46
7.8     Notices.
46
7.9     California Law to Govern.
47
7.10    No Benefit to Others.
47
7.11    Headings, Gender and "Person".
47
7.12    Exhibits.
48
7.13    Severability
48
7.14    Counterparts.
48
7.15    Arbitration.
48


EXHIBITS
PAGE

EXHIBIT A
51
MACHINERY, EQUIPMENT, FURNITURE
AND EQUIPMENT

EXHIBIT B
52
REAL AND PERSONAL PROPERTY LEASES

EXHIBIT C
53
OPEN SALES ORDER REPORT

EXHIBIT D
54
BILL OF SALE

EXHIBIT E
55
COUNSEL'S OPINION FOR SELLER

EXHIBIT F
56
COUNSEL'S OPINION FOR PURCHASER


SCHEDULES

EMPLOYEE BENEFITS
57
2.1(j)(i)

EMPLOYEE BENEFITS
58
2.10(j)(xviii)

OTHER BENEFIT PLANS
59
2.1(k)

OTHER BENEFIT PLANS
60
2.1(l)(ii)

OTHER BENEFIT PLANS
61
2.1(l)(iii)

COMPLIANCE WITH LAW
62
2.1(l)(iv)

PENDING, THREATENED OR
63
POTENTIAL LITIGATION
2.1(q)

CONTRACTS AND COMMITMENTS
64
2.1(r)


INTELLECTUAL PROPERTY
65
2.1(t)(ii)

INTELLECTUAL PROPERTY
66
2.1(t)(iii)

APPRECIATION RIGHTS
67
2.1(x)

CONTRACTUALDEVELOPMENT
68
2.1(aa)

INVENTORY COVERAGE
69
2.1(bb)


Execution Copy

                      ASSET PURCHASE AGREEMENT
This Asset Purchase Agreement (the "Agreement") is made and entered into on this 26th day of October 1999, by and among Steven R. Guma and Linda L.
Guma, both California residents, (hereinafter jointly and severally referred to as "Seller"), and Reptron Acquisition, Inc., a Florida corporation, (hereinafter referred to as "Purchaser").

                           WITNESSETH:
WHEREAS, Seller is in the business of manufacturing integrated flat panel displays, operating the same under the name of Applied Instruments. The Seller desires to sell, and Purchaser desires to buy all of the operating assets, properties and rights of the Seller comprising the business operated by Seller under the name Applied Instruments (hereinafter "Applied Instruments Business") for the purchase price and upon and subject to the other terms and conditions hereinafter set forth.

NOW THEREFORE, in consideration of the premises and of the representations, warranties, covenants and agreements herein contained, and intending to be legally bound hereby, the parties hereto agree as follows:

                               ARTICLE I
                           PURCHASE AND SALE
1.1 Agreement to Sell. At the Closing, as defined in Article VI hereof, the
Seller will validly and effectively grant, sell, convey and assign to the
Purchaser, upon, and subject to the terms and conditions of this Agreement, all of the right, title and interest in and to all of the assets, properties and rights of every kind and description, tangible and intangible, wherever situated which comprise the Applied Instruments Business (the "Assets"), free and clear of all liens, pledges, security interests, charges, claims, restrictions and other encumbrances or defects of title of any nature whatsoever, except those specifically assumed by Purchaser or to which Purchaser shall take subject, all as hereinafter provided. The Assets shall include, without limitation, the following:

  (a) all cash, bank deposits and certificates of deposit;
  (b) all accounts receivable;
  (c) all inventories including, but not limited to raw materials, work in process, finished goods and consigned goods;
  (d) all documents and materials, whether stored in electronic memory or otherwise, including all customer and supplier lists and all leads to prospective customers and all documents, records and files relating thereto or to the Assets;
  (e) all machinery, equipment, furniture and fixtures as listed on Exhibit
A attached hereto;
  (f) all product and technical information possessed by the Seller of every nature relating to the design, manufacture and sale of the products presently or formerly produced or developed or intended or contemplated to be produced or developed in the future, including all sales and promotional literature, product warranties, marketing data, technical literature and data, engineering drawings, manufacturing drawings, prototypes, plans, manufacturing process sheets, computer programs and software, test data, purchasing data, parts lists, instruction manuals, and other data and material, whether in written form or in other reproducible form, which is as of the date hereof and at the Date of Closing used or useful or contemplated to be used or useful at a future date in the Applied Instruments Business;
  (g) real estate and personal property leases listed on Exhibit B, as held by the Seller in any manner necessary for or related to the Assets or the operation of the Applied Instruments Business, to which Purchaser takes a valid assignment;
  (h) Purchase or Sales orders whether made orally or in writing, under which
Seller is to deliver a product or service to a customer identified on Exhibit C (the "Sales Orders" or "Backlog");
  (i) requests for quotation;
  (j) all insurance contracts assignable and covering property or liability of the Applied Instruments Business;
  (k) rights under contracts and agreements to which the Seller or the Applied
Instruments Business is a party which relate to the Applied
Instruments
Business and which have not been completely performed or filled prior to the
Date of Closing;
  (l) all non-competition and confidentiality agreements running to the benefit of Sellers or the Applied Instruments Business whether or not executed by persons who were employed and/or associated with the Applied
Instruments Business;
  (m) hold harmless and indemnification covenants running to the benefit of
Seller incident to and in connection with the Applied Instruments Business or otherwise running to the benefit of the Applied Instruments Business;
  (n) deposits placed as collateral for commercial letters of credit issued in connection with any transaction associated with the Applied Instruments
Business;
  (o) computer software and all license agreements attendant to the Applied
Instruments Business;
  (p) copies of all personnel records of those current and former employees of the Applied Instruments Business;
  (q) the interests of Seller or the Applied Instruments Business in any and all claims against any other person, whether nor or hereafter accrued, contingent or otherwise, known or unknown, including, but not limited to claims for collection or indemnity, claims in bankruptcy, claims for contribution and choses in action;
  (r) the name "Applied Instruments"; and
  (s) all patents, patent applications, trademarks, trade names, trade secrets and other intellectual property.

1.2  Purchase Price and Allocation Thereof
  (a) The purchase price (the "Purchase Price") for the Assets shall be the sum of
      (i)  $7,500,000 to be paid on the Date of Closing;
      (ii) Subject to Section 1.6(d) below, payment of three annual installments ("Annual Installment Payment"), each of which shall not be less than $0 or greater than $3,500,000, calculated pursuant to the following formula: [(Annual Pre-Tax Income (defined in Section 1.5(a)(iv)) below) x 5, in calculating the first Annual Installment Payment, and x 4 in calculating the second and third Annual Installment Payments) $7,500,000] divided by 3; and
      (iii) The assumption of stated liabilities, including Applied Instruments' working capital line, accounts payable and accruals recorded under generally accepted accounting principles entered in the ordinary course.
  (b) At Closing, the parties shall execute a schedule allocating the Purchase
Price among the Assets. The Purchase Price allocation shall be utilized by each of the Seller and Purchaser for Federal Income Tax reporting purposes.

1.3 Delivery of the Assets. At Closing, the Seller shall transfer and deliver to Purchaser possession of and title to the Assets along with such instruments of transfer and title as are required by Purchaser.

1.4 Assumption of Liabilities. Except as specifically set forth below,
Purchaser shall not assume and does not agree to pay, perform or discharge any debt, expense or liability of the Seller of any nature whatsoever, whether fixed or contingent, known or unknown on the Date of Closing:
  (a) Purchaser agrees to complete and deliver such product or service as is required by the Sales Orders identified in Exhibit B, provided the customer to whom such product is to be delivered, or for whose benefit such service is to be performed, has agreed to permit Purchaser to complete Seller's obligations thereunder pursuant to any such applicable Sales Order;
  (b) Purchaser assumes and agrees to perform the obligations of Seller accruing from and after the Date of Closing under all real estate and personal property leases described in Exhibit B, and which has been assigned to Purchaser and consented to by the landlord or lessor thereof;
  (c) Purchaser assumes and agrees to pay, as and when due, Seller's accounts payable and stated liabilities of the Applied Instruments Business incurred in the purchase of goods or services in the ordinary course accrued under generally accepted accounting principles as of the close of business immediately preceding, and to be specifically listed on, the Date of Closing;
  (d) Purchaser assumes and agrees to pay the Applied Instruments Business obligation under open purchase orders for inventory purchases to be used in the ordinary course;
  (e) Purchaser shall assume and agree to pay the outstanding balance under the working capital line extended by Fremont Bank to Seller for use in the Applied Instruments Business;
  (f) Purchaser shall not assume liability for any damage, cost or expense resulting from the sale of any product or from acts, or failure to perform acts, by the Seller or the Applied Instruments Business, and its employees or agents, on or prior to the Date of Closing, including any design or engineering services performed by or on behalf of Seller or the Applied
Instruments Business, and further including but not limited to such claims arising from Seller's performance or lack thereof, under the Sales Orders described in Exhibit B.
  (g) Upon the hiring of such employees of Seller who are employed by Purchaser, Purchaser will credit each such employee with the vacation accrued by such employee while serving as an employee of Seller to the extent such employee has not elected to be paid by Seller for such accrued vacation upon termination of his or her employment with Seller. A list of the accrued vacation of all employees of Seller outstanding on the Date of
Closing shall be delivered to Purchaser at the Closing. Each employee so hired by Purchaser shall receive past service credits for the term of said employee's employment with Seller. Such past service credits shall be considered as service with the Purchaser in determining the extent of such employonths following the Change of Control Event) Purchaser shall pay to Seller at the end of said nine month period an amount equal to the difference between $10,500,000 and the sum of the Installment Payments theretofore paid to Seller, in full satisfaction of Purchaser's obligations described in
Sections 1.2(a)(ii) and 1.5(a)(iii) hereof. If Seller does not so notify
Purchaser, the installment portion of the Purchase Price shall be paid as provided in Section 1.5(a)(iii).
  (c) If a Change of Control Event occurs after December 31, 2000, but on or before December 31, 2001, and provided Steven Guma or Linda Guma have not voluntarily terminated their employment with Purchaser prior to the Change of Control Event, and do not voluntarily terminate their employment with
Purchaser for a period of six (6) months following the Change of CMarch 31, 2002 and 2003 Annual Installment Payments, less
          (B) $7,500,000, and
          (C) which difference is divided by 3.
      (iv) (A) For purposes hereof, Annual Pre-Tax Income shall equal the pretax income of the Applied Instruments Business for an Annual Period as operated by Purchaser inclusive of charges for interest on working capital indebtedness, but excluding all amortization of goodwill recorded by Purchaser or its subsidiary, or interest incurred by Purchaser or its subsidiary all in the acquisition of the Assets, and further excluding Purchaser's parent's, Reptron Electronics, Inc., ("Reptron") corporate overhead tion by Purchaser of the Applied Instruments Business. With respect to facts occurring prior to Closing which result in an expense or charge to Purchaser's operations post Closing, all such expenses or charges shall be included in determining Annual Pre-Tax Income to the extent the same are normal, necessary and, for purposes of the Applied Instruments
Business, have historically been reoccurring operating expenses. By way of example, expenses incurred post Closing resulting in whole or in part from from facts
hin eight
months following the Change of Control Event) Purchaser shall pay to Seller at the end of said nine month period an amount equal to the difference between $10,500,000 and the sum of the Installment Payments theretofore paid to Seller, in full satisfaction of Purchaser's obligations described in
Sections 1.2(a)(ii) and 1.5(a)(iii) hereof. If Seller does not so notify
Purchaser, the installment portion of the Purchase Price shall be paid as provided in Section 1.5(a)(iii).
  (c) If a Change of Control Event occurs after December 31, 2000, but on or before December 31, 2001, and provided Steven Guma or Linda Guma have not voluntarily terminated their employment with Purchaser prior to the Change of Control Event, and do not voluntarily terminate their employment with
Purchaser for a period of six (6) months following the Change of Control
Event, and further provided Seller notifies Purchaser in writing of their election to receive payment under this Section 1.6(c)(which notice must be received by Purchaser within five months following the Change of Control
Event) the monthly average pre-tax income (determined as described in
Section 1.5(a)(iii)) of the Applied Instruments Business operated by Purchaser will be calculated from January 1, 2000 to the month end immediately preceding the end of said six month period. At the end of said six month period, Purchaser shall pay to Seller an amount equal to seventy-five percent (75%) of the amount determined under Section 1.5(a)(iii), using said average monthly pre-tax income in determining the
Annual Pre-Tax Income f
ommencing January 1, 2001 and January 1, 2002. The amount paid to Seller under this subsection (c) shall fully satisfy Purchaser's obligations described in Sections 1.2(f nine
(9) months following the Change of Control Event, and further provided Seller notifies Purchaser in writing of their election to receive payment under this Section 1.6(b) (which notice must be received by Purchaser within eight months following the Change of Control Event) Purchaser shall pay to Seller at the end of said nine month period an amount equal to the difference between $10,500,000 and the sum of the Installment Payments theretofore paid to Seller, in full satisfaction of Purchaser's obligations described in
Sections 1.2(a)(ii) and 1.5(a)(iii) hereof. If Seller does not so notify
Purchaser, the installment portion of the Purchase Price shall be paid as provided in Section 1.5(a)(iii).
  (c) If a Change of Control Event occurs after December 31, 2000, but on or before December 31, 2001, and provided Steven Guma or Linda Guma have not voluntarily terminated their employment with Purchaser prior to the Change of Control Event, and do not voluntarily terminate their employment with
Purchaser for a period of six (6) months following the Change of Control
Event, and further provided Seller notifies Purchaser in writing of their election to receive payment under this Section 1.6(c)(which notice must be received by Purchaser within five months following the Change of Control
Event) the monthly average pre-tax income (determined as described in
Section 1.5(a)(iii)) of the Applied Instruments Business operated by Purchaser will be calculated from January 1, 2000 to the month end immediately preceding the end of said six month period. At the end of said six month period, Purchaser shall pay to Seller an amount equal to seventy-five percent (75%) of the amount determined under Section 1.5(a)(iii), using said average monthly pre-tax income in determining the
Annual Pre-Tax Income f
ommencing January 1, 2001 and January 1, 2002. The amount paid to Seller under this subsection (c) shall fully satisfy Purchaser's obligations described in Sections 1.2(a)(ii) and 1.5(a)(iii) hereof. If Seller does not so notify Purchaser, the installment portion of the Purchase Price shall be paid as provided in Section 1.5(a)(iii).

                          ARTICLE II
                REPRESENTATIONS AND WARRANTIES

2.1 Representations and Warranties of the Seller. The Seller hereby represents and warrants to Purchaser as follows:
  (a) Existence. The Seller has operated the Applied Instruments Business as a sole proprietorship since its inception on October 27, 1987;
  (b) Power and Authority. Seller has all requisite power and authority to carry on the Applied Instruments Business as it has been and is now being conducted and to own, lease and operate the properties used in connection therewith. The Applied Instruments Business is duly qualified to do business in each jurisdiction where it is required to be so qualified.
  (c) Authorization; Enforceable Obligations.
      (i) The Seller has the requisite power and authority to execute this
Agreement and the instruments required hereunder. The execution, delivery and performance of this Agreement by Seller does not and will not contravene, violate or breach (with or without the giving of notice or lapse of time, or both): (A) any law, rule, regulation, license or permit to which the Seller or the Applied Instruments Business is subject, (B) any judgment, order, writ, injunction, decree or award or any court, arbitrator or governmental or regulatory official, body or authority which is applicable to the Seller or the Applied Instruments Business, (C) any term, condition or provision of, or any indenture, agreement, contract, commitment, lease or understanding, oral or written, to which the Seller or the Applied Instruments Business is a party, or by which any of the Assets may be bo any party with rights thereunder the right to terminate, modify, accelerate or otherwise change the existing rights or obligations of the Seller or the
Applied Instruments Business thereunder, or (D) except for Seller's landlord to its premises, lessors to its equipment leases, and governmental agency approval having jurisdiction thereof, no consents of any other party to the transaction contemplated by this Agreement is required.
  (d) Financial Statements. Prior to the execution of this Agreement, the
Seller delivered to Purchaser the following financial statements:
Balance
Sheets and Statements of Income, as of December 31, 1996, 1997, 1998 and as of September 30, 1999(collectively the "Company Financial Statements") for the Applied Instruments Business. The Company Financial Statements (including the notes thereto) have been prepared in accordance with generally accepted accounting principles applied on a consistent basis throughout the periods covered thereby, present fairly the financial condition of the Applied Instruments Business for such periods, are correct and compl e books and records of the same (which books and records are correct and complete). All liabilities of the Applied Instruments Business are reflected on the books and records of the same and on the Financial Statements.
  (e) Accounts Receivable. The accounts receivable are the result of bonafide sales and are not subject to defenses, rights of set off or counterclaims, and the accounts receivable summary to be delivered by Seller to Purchaser on the Date of Closing will constitute the total amount due Seller on account of goods sold or services delivered in the Applied Instruments Business.
  (f) Inventory. Since (Date of last financial statement provided), the Seller has not changed its method of accounting for or valuing of its inventory, and the inventory summary to be delivered by Seller to Purchaser on the Date of Closing shall represent all raw material, work in process and finishing goods inventory of the Applied Instruments Business.
  (g) Title to Properties. The Seller has good and valid title to the Assets, which on the Date of Closing will be free and clear of all liens, pledges, security interests, charges, claims, restrictions and other encumbrance or defects of title of any nature, except those liens and encumbrances attendant to liabilities assumed by Purchaser under
Section 1.4 hereof. On the Date of Closing, the Seller will have the unrestricted right to sell the Assets as herein provided. The Seller does not know of any lia r accrued, absolute, contingent or otherwise, existing or arising out of any transaction entered into or state of facts existing on or prior to the date of this Agreement, which might give rise to a lien or claim against the Assets, other than with respect to those liens and encumbrances attendant to liabilities assumed by Purchaser under Section 1.4 hereof.
  (h) Condition and Location of Tangible Assets. The machinery, equipment, furniture and fixtures, and other material items of tangible personal property to be delivered to Purchaser on the Date of Closing conform and will conform to all applicable laws, ordinances, codes, rules and regulations relating to their construction, use, operation and maintenance.
All of the tangible personal property included in the Assets are located at the Seller's leased premises located at: 48511-216 Warm Springs Road, Fremont, California 94539 and are in good and serviceable condition and will ope manner as operated prior to Closing.
  (i) No Undisclosed Liabilities.  Except as disclosed in the Company
Financial
Statements or in the Schedules to this Agreement, the Applied
Instruments
Business has no outstanding indebtedness, guaranties, indemnities, hold harmless agreements, or matters of suretyship, is not a party to any mortgage, deed of trust, indenture, loan or credit agreement, or similar instrument or agreement, and to the best of Seller's knowledge, is not subject to any claims or liabilities, accrued, absolute, contingent or otherwise, other than trade or business obligations incurred in the ordinary course of business in amounts usual and normal both individually and in the agg
  (j)Employee Benefits.
      (i) Schedule 2.10)(i) contains a true and complete list of each pension, retirement, profit sharing, deferred compensation, bonus, medical, welfare, disability, severance or termination pay, insurance or incentive plan, and each other employee benefit plan, program, agreement or arrangement ("Plan")
, whether funded or unfunded, sponsored, maintained or contributed to or required to be contributed to by the Applied Instruments Business, or by any trade or business, whether or not incorporated that would be deemed a "single employer" within the meaning of Section 4001 of ERISA (a "Company
ERISA Affiliate"), for the benefit of any employee or Terminated employee of the Applied Instruments Business. Schedule 2.10)(i) identifies e enefit plan", within the meaning of Section 3(3) of ERISA (the "ERISA Plans").
      (ii) The Applied Instruments Business does not participate in currently and has never participated in and is not required currently and has never been required to contribute to or otherwise participate in any multi-employer plan", as defined in Sections 3(37)(A) and 4001(a)(3) of ERISA and Section
414(f) of the Code.
      (iii) True and complete copies of each of the Plans and related trusts have been furnished to Purchaser, including the most recent financial statement and the most recent actuarial report prepared with respect to any of such Plans that is funded, the most recent Internal Revenue Service determination letter, the most recent Summary Plan Description and the most recent Annual Report together with a statement setting forth any such documents which cannot be furnished.
      (iv) All contributions required by each Plan or by law with respect to all periods through the Closing Date shall have been made and no excise or other taxes shall have been incurred or are due and owing with respect to any Plan because of any failure to comply with the minimum funding standards of ERISA and the Code.
      (v) No "accumulated funding deficiency", as defined in Section
302 of
ERISA, has been incurred with respect to any Plan, whether or not waived.
      (vi) To the extent of Seller's knowledge, no "reportable event" of the type set forth in Section 4043 of ERISA has occurred and is continuing with respect to any Plan.
      (vii) To the extent of Seller's knowledge, there are no violations of
ERISA or the Code with respect to the filing of applicable reports, documents, and notices regarding any Plan with the Secretary of Labor, Secretary of the Treasury, or the PBGC or furnishing such documents to participants or beneficiaries, as the case may be.
      (viii) No claim, lawsuit, arbitration, or other action has been threatened, asserted, or instituted against any Plan, any trustee or fiduciaries thereof, the Applied Instruments Business, or any of the assets of any trust maintained under any Plan.
      (ix) To the extent of Seller's knowledge, all amendments required to bring any Plan into conformity with any of the applicable provisions of
ERISA and the Code have been duly adopted.
      (x) To the extent of Seller's knowledge, any bonding required with respect to any ERISA Plan in accordance with applicable provisions of ERISA has been obtained and is in full force and effect.
      (xi) To the extent of Seller's knowledge, each Plan has been operated and administered in accordance with its terms and the terms and the provisions of ERISA and the Code (including rules and regulations thereunder) applicable thereto and in practice is tax qualified under Sections 401
(a)
and 501 of the Code.
      (xii) To the extent of Seller's knowledge, no liability has been incurred or is reasonably expected to be incurred with the PBGC.
      (xiii) To the extent of Seller's knowledge, no "prohibited transaction", as such term is defined in Section 4975 of the Code and
Section 406 of ERISA,
has occurred with respect to any Plan (and the transactions contemplated by this Agreement will not constitute or directly or indirectly result in such a "prohibited transaction") which could subject the Applied Instruments
Business, or any Purchaser, employee of any of the foregoing, or any trustee, administrator or other fiduciary, to a tax or penalty on prohibited transactions imposed by either Section 502 of ERISA or Section 4975 of the
Code.
      (xiv) No Plan is under audit by the Service or the Department of Labor.
      (xv) The present value, determined on a termination basis, of all accrued benefits, vested and unvested, under each Plan, determined using the actuarial valuation assumptions and methods (including interest rates) contained in the most recent actuarial report for such Plan, does not exceed the assets thereof allocable to such benefits.
      (xvi) No welfare benefit plan (within the meaning of Section
3(l) of
ERISA) provides for continuing benefits or coverage for any participant or beneficiary of a participant after such participant's termination of employment, except as may be required by COBRA at the expense of the participant or the beneficiary of the participant.
      (xvii) The Applied Instruments Business does not currently maintain or contribute to any severance pay Plan.
      (xviii) Except as noted on Schedule 2.10)(xviii) no individual shall accrue or receive any additional benefits, servi such laws permits or authorizations necessary to the ownership and operation of the Assets and the conduct of the Applied Instruments Business.
      (ii) Except as set forth on Schedule 2.1(1)(ii) of this Agreement, the
Applied Instruments Business has no liability (and none of its predecessors or affiliates has handled or disposed of any substance, arranged for the disposal of any substance, exposed any employee or other individual to any substance or condition, or owned or operated any property or facility in any manner that could form the basis for any present or future action, suit, proceeding, hearing, investigation, charge, complaint, claim or demand against the Applied Instruments Business giving rise to any liability) for damage to any site, location or body of water (surface or subsurface), for any illness of or, personproviding any term of employment or compensation guarantee extending beyond that at will; or (iv) agreement or Plan, providing for compensation or payments relating to equity appreciation rights, any of the benefits of which will be increased, or the vesting of the benefits of which will be accelerated, by the occurrence of any of the transactions contemplated by t or the value of any of the benefits of which will be calculated on the basis of any of the transactions contemplated by this Agreement.
  (l) Compliance with Law.
      (i) The Seller has caused the Applied Instruments Business to operate in conformity with or, following notice, has timely complied under such notice, with each law, rule or regulation to which the Assets or the Applied
Instruments Business is subject, including such as relate to environmental and employee safety matters, and has not failed to obtain or to adhere to, or following notice, then timely adhered to, the requirements of any license, permit or authorization necessary to the ownership of the Assets or to the conduct of the Applied Instruments Business. On the Date of Closing, the Applied Instruments Business shall be in compliance with suc such laws
 on account of product warranty or personal injury arising out of the sales of the Applied Instruments Business. Seller has no knowledge of any fact or facts the occurrence of which, or the failure to occur, will have a material adverse effect on the Applied Instruments Business.
  (o) Completeness of Disclosure. Neither this Agreement, nor any certificate, schedule, statement, document or instrument furnished or to be furnished to the Purchaser pursuant hereto contains or will contain any untrue statement of a material fact or omits or will omit to state a material fact required to be stated herein or therein necessary to make any statement herein or therein contained not misleading.
  (p) Labor Conditions. Seller has not received notice or had knowledge of any actual or threatened labor trouble, strike or other occurrence, event or condition of any kind similar character which has had or might have an adverse effect on the Applied Instruments Business or its Assets;
  (q) Pending, Threatened or Potential Litigation.
Except as disclosed on Schedule2.1(q) attached hereto, there is no litigation, arbitration, investigation or other proceeding before any court, arbitrator or governmental or regulatory official, pending or threatened against the
Seller or the Applied Instruments Business which relate to any of the Assets, or the Applied Instruments Business, or the use thereof or the transactions contemplated by this Agreement, nor does Seller know or have reasonable grounds to know of any basis for any such litigation, arbitration, investigation or other proceeding. The Seller or the Applied
Instruments Business is not a party to or subject to the provisions of any judgemen ree or award of the court, arbitrator or governmental or regulatory official body or authority which affects the Assets or the Applied Instruments Business or the transactions contemplated by this Agreement. There are no facts which have occurred which would support a claim by an employee, or prospective employee of Seller or the Applied Instruments Business, for discrimination, sexual harassment or other failure by Seller or the Applied
Instruments Business to comply with federal or state equal opportunity
  (r) Contracts and Commitments.
      (i) Except as disclosed on Schedule 2.1(r), neither Seller, with respect to the Applied Instruments Business, nor the Applied - Instruments
Business is a party to any written or oral:
          (A) agreement, contract or commitment to sell or supply products or to perform services, excepting the Sales Orders listed on Exhibit B; and
          (B) Except as may be disclosed on Exhibit B, all Sales Orders are valid and enforceable in accordance with their terms, the parties thereto are in compliance with the provisions thereof, no right of set-off has been asserted by any party and to the knowledge of Seller no right of set off exists. No party has made or received any prepayments or credits with respect thereto, Seller has no knowledge of a default in the performance of any material obligation, covenant or condition contained therein, and no event has occurred which, with or without the giving of notice or lapse of time, or both, would constitute a default thereunder;
          (C) Any agreement under which the Seller or the Applied Instruments Business is subject to covenants of confidentiality, non-solicitation or non-competition; or
          (D) Any agreement under which the consequences of a default or termination could have a material adverse effect on the Applied Instruments
Business.
      (ii) All contracts to which the Seller, as it relates to the Applied
Instruments Business, or to which the Applied Instruments Business is a party, are legal, binding and enforceable in accordance with their respective terms.
  (s) Warranty Claims. There are no known facts which would cause post-Closing warranty claim experience to be greater than historical levels experienced by the Applied Instruments Business pre-Closing.
  (t) Intellectual Property.
      (i) The Seller, or the Applied Instruments business, owns or has the right to use pursuant to license, sublicense, agreement, or permission all intellectual property necessary for or used in the operation of the Applied
Instruments Businesses as presently conducted and as presently proposed to be conducted. Each item of intellectual property owned or used by the Applied Instruments Business shall be fully and effectively transferred to the Purchaser at Closing. The Seller has taken all necessary and
      (ii) Neither the Seller nor the Applied Instruments Business has interfered with, infringed upon, misappropriated, or otherwise come into conflict with any intellectual property rights of third parties, and neither the Seller nor the Applied Instruments Business has ever received any charge, complaint, claim, demand, or notice alleging any such interference, infringement, misappropriation or violation (including any claim that either the Seller or the Applied Instruments Business must license or refra property rights of any third party). To the knowledge of the Seller, no third party has interfered with, infringed upon, misappropriated, or otherwise come into conflict with any intellectual property rights of the
Seller or the Applied Instruments Business.
      (iii) Schedule 2.1 (t)(iii) identifies each trade name, trademark, copyright and patent registration that has been issued to or used by the
Seller or the Applied Instruments Business with respect to any of their intellectual property, identifies each pending trademark, copyright or patent application or application for registration that the Seller or the
Applied Instruments Business has made with respect to any of its intellectual property. Schedule 2.1(t)(iii) identifies each license, agreement, or r or the Applied Instruments Business has granted to any third party with respect to any of its intellectual property (together with any exceptions).
  (u) Certain Business Practices. Neither the Seller nor the Applied Instruments Business or employees of the same has made directly or indirectly, with respect to the Applied Instruments Business, any bribes, kickbacks or other illegal payments or illegal political contributions, corporate funds to governmental officials in their individual capacities, to obtain or retain business either within the United States or abroad.
Additionally, the Seller does not know of any act or omission that would constitute employment discrimination under applicable law with respect to the A
  (v) Y2K Compliance. To the best of Seller's knowledge, the financial, accounting and record keeping systems and the manufacturing operations used by Seller in the Applied Instruments Business are Y2K compliant and will fully operate without interruption or adjustment as to time sensitivity after December3l,1999. Seller has not been notified, and is not otherwise aware that any of the business systems of any of its customers or suppliers, inclusive of their financial, accounting or manufacturing operations, or as to functionality of their products, are not Y2K compliant. The compliant and will operate as designed or intended without interruption or
\ adjustment as to time sensitivity after December 31, 1999.
  (w) Applied Instruments Name. Sellers have not been notified and have no reason to believe that the name "Applied Instruments" will not, after the assignment thereof to Purchaser, be available to Purchaser in its operating the Applied Instruments Business in Alameda County, California including but not limited to the design, manufacture and sale of integrated displays.
  (x) Appreciation Rights: Schedule 2.1(x) lists all of the employees of
Seller with whom Seller has agreed to pay certain appreciation rights on changes of control with respect to the Applied Instruments Business, the obligations under which Purchaser shall not assume. Seller has delivered to
Purchaser copies of all agreements providing for the same. Seller agrees to fully perform its obligation under said appreciation rights agreements.
  (y) Health and Safety. The Applied Instruments Business has not been the subject of an inspection by any of OSHA, CalOSHA over employee health and safety, or the EPA.
  (z) At Will Employment and Employee Organizations. All of Seller's employees are at will employees; and the Applied Instruments Business has not been the subject of any labor organizational effort.
  (aa) Contractual Development. Except as noted on Schedule 2.1(aa) Seller has not, nor has the Applied Instruments Business, entered into a contract for the development of improvements to products sold by Seller or the development of other intellectual property.
  (bb) Inventory Coverage. Schedule 2.1(bb) lists all agreements or commitments of customers of the Applied Instruments Business regarding responsibility for the costs of inventory purchased by the Applied Instruments Business for use in the manufacture of product for said customers.
  (cc) Patent Assignment. All consideration been paid to Terry Farlow in connection with his assignment to Applied Instruments Technology, LLC, of all right, title and interest to the patent being applied for under Application Serial No. 08/955,397, has been paid in full. Since March 17,
1998 Terry Farlow has not asserted any right title or interest in and to any intellectual property of the Seller or the Applied Instruments business.
  (dd) Legal Opinion Regarding Claims. Since January 1, 1997, neither Seller nor the Applied Instruments Business has received any legal opinions regarding potential or asserted claims of third parties against the Seller or the Applied Instruments Business.

2.2 Representations and Warranties of the Purchaser. The Purchaser represents and warrants to the Seller as follows:
  (a) Corporate Existence. The Purchaser is a corporation duly organized, validly existing and in good standing under the laws of the State of Florida.
  (b) Corporate Power and Authorization. The Purchaser has the corporate power, authority and legal right to execute, deliver and perform this Agreement. The execution, delivery and performance of this Agreement by the
Purchaser have been duly authorized by all necessary corporate action.
This
Agreement has
been duly executed and delivered and constitutes the legal, valid and binding obligation of the Purchaser enforceable against it in accordance with its terms, except as may be limited by bankruptcy, insolvency and other similar laws affecting creditor's rights generally and by general equity principals.
  (c) Validity of Contemplated Transactions, etc. The execution, delivery and performance of this Agreement by Purchaser does not and will not contravene, violate or breach (with or without the giving of notice or lapse of time, or both): (i) any law, rule, regulation, license or permit to which the Seller or the shareholder is subject, (ii) any judgment, order, writ, injunction, decree or award or any court, arbitrator or governmental or regulatory official, body or authority which is applicable to the Seller, (iii) the charter documents or By-Laws of the Seller; (iv) of any term, condition or provision of any indenture, agreement, contract, commitment, or understanding, oral or written, to which the Purchaser is a party.

2.3 Survival of Covenants, Representations and Warranties. All covenants, representations and warranties made herein or in any certificate, schedule, statement, document or instrument furnished pursuant to this Agreement shall be true at the Date of Closing and shall survive until December 31, 2003, except that Seller's representations and warranties made under Section2.1(b)
,(c) and(g)and Purchaser's representations and warranties made under Sections 2.2(b) and (c) shall survive the Date of Closing until expiration of the applicable statute of limitations. Notwithstanding any investigation or audit conducted before or after the Date of
Closing
 or the decision of any party to complete the Closing, each party shall be entitled to rely upon the representations, warranties, covenants and agreements set for

                            ARTICLE III
                          INDEMNIFICATION

3.1 Indemnification by the Seller.  Subject to the minimum threshold for
indemnified claims, as provided in Section 3.5(a) hereof, the Seller shall
indemnify, defend and hold Purchaser harmless from, against and with respect to any claim, liability, obligation, loss, damage, assessment, judgment, cost and expense (including, without limitation, reasonable attorney's and accountant's fees and costs and expenses reasonably incurred in investigating, preparing, defending against or prosecuting
 any litigation or claim, action, suit, proceeding or demand), of any kind
 or character, arising out of or in any manner incident, relating or attributable to (and w benefit to the indemnified party):
  (a) any breach or inaccuracy of any representation or warranty of
Seller
contained in this Agreement or in any certificate, instrument of transfer or
other document or agreement executed by the Seller in connection with this Agreement;
  (b) any failure by Seller to perform or observe, or to have performed or
observed, in full any covenant, agreement or condition to be performed
or
observed by it under this Agreement or under any certificate or other document or agreement executed by the Seller in connection with this Agreement;
  (c) any claim by any employee or former employee of the Seller relating
in any way to any employment relationship with the Seller, including any
claim for salary, wages, bonuses, commissions, accrued vacation time,
or
other compensation or benefits, or for workers compensation benefits, excluding only any of the same assumed by Purchaser as described in subparagraph
1.4(b) hereof;
  (d) any claim regarding an injury sustained by any person as a result of the
purchase or use of any product, either directly or indirectly, sold by Seller prior to the Date of Closing;
  (e) Payment by Purchaser of any liability or expense of the Applied Instruments Business which is not assumed by Purchaser under Section 1.4 hereof, and expenses incurred by Purchaser in defense of any claim with respect thereto.

3.2 Indemnification by the Purchaser.
Subject to the minimum threshold for indemnified claims as provided in Section
3.5(b) hereof, the Purchaser shall indemnify, defend and hold harmless the
Seller from, against and with respect to any claim liability, obligation, loss, damage, assessment, judgment, cost and expense (including, without limitation, reasonable attorney's and accountant's fees and costs and expenses reasonably incurred in investigating, preparing, defending against or prosecuting any litigation or claim, action, suit, proceeding or demand), of any kind or character, arising out of or in any manner incident, relating or attributable to:
  (a) any material breach or inaccuracy of any representation or warranty of the Purchaser contained in this Agreement; and
  (b) any failure by Purchaser to perform or observe, or to have performed or observed, in full any covenant, agreement or condition to be performed or observed by it under this Agreement or under any certificate or other document or agreement executed by the Purchaser in connection with this
Agreement.

3.3 Notice of Claim Against Seller.
  (a) Purchaser shall promptly notify the Seller of any matter for which the
Purchaser asserts a claim of indemnity under Section 3. 1.
  (b) Seller shall be entitled at any time to participate in (but not direct) the defense of any third party claim, action or proceeding against Purchaser with counsel of Seller's own choice, and the parties agree to cooperate fully with each other in connection with the defense and/or settlement thereof. Seller shall have the right, upon receipt of notice from Purchaser of the existence of such claim or the commencement of any such third party action or proceedings, to undertake and direct the defense of such claim, action or proceeding at any time by delivering to the
Purchaser:
     (i)   written notice of such undertaking;
    (ii) written admission of complete liability for indemnification with respect to any such claim, action or proceeding;
      (iii) written consent to be joined as a party to any such action or proceeding or in any action or proceeding resulting from such claim; and
      (iv) reasonable evidence of Seller's financial ability to satisfy such claim, action or proceeding and its indemnity obligation under Section
3. 1.
In the event Seller so undertakes the defense of any such claim, action or proceeding, Purchaser shall nevertheless be entitled to participate in (but not direct) the defense thereof with counsel of its own choice, and the parties agree to cooperate fully with each other in connection with the defense and/or settlement thereof, provided, however, that any decision to settle any such claim, action or proceeding shall be at Seller's sole discretion. From and after satisfactory delivery of the items referred to in clauses (i), (ii), (iii), and (iv) above, Seller shall be relieved of the obligation to reimburse Purchaser for any other legal, accounting or ot expenses thereafter incurred by the Purchaser with respect to the defense of such claim, action or proceeding notwithstanding any participation by the
Purchaser therein.
  (c) In the event Seller declines to undertake the defense of any such claim, action or proceeding when first notified thereof, Purchaser shall keep Seller advised as to the current status and progress thereof, and Seller shall retain said right to undertake the defense thereof until such matter is fully resolved. Unless and until Seller so undertakes the defense thereof, Purchaser agrees not to make any offer of settlement without first having provided 3 days advance written notice thereof to Seller, part of previous subparagraph unless such matter is settled at any schedule ng, in which event, no notice of settlement is required provided 5 day prior written notice of such proceeding is provided to Seller. Any decision to settle any such claim, action or proceeding shall be at the Purchaser's sole discretion.
  (d) In the event a claim for indemnity is asserted by Purchaser, and without limitation as to other remedies available to Purchaser, Purchaser may set off the amount of such claim against its obligations under Section 1.5(a) hereof until such time as Purchaser's claims are resolved.

3.4 Notice of Claim Against Purchaser.
  (a) Seller shall promptly notify the Purchaser of any matter for which
Seller asserts a claim of indemnity under Section 3.2.
  (b) Purchaser shall be entitled at any time to participate in (but not direct) the defense of any third party claim, action or proceeding against Seller with counsel of its own choice, and the parties agree to cooperate fully with each other in connection with the defense and/or settlement thereof. Purchaser shall have the right, upon receipt of notice from Seller of the existence of such claim or the commencement of any such third party action or proceedings, to undertake and direct the defense of such claim, action or proceeding at any time by delivering to Seller:
      (i)   written notice of such undertaking;
      (ii) written admission of complete liability for indemnification with respect to any such claim, action or proceeding;
      (iii) written consent to be joined as a party to any such action or proceeding or in any action or proceeding resulting from such claim; and
      (iv) reasonable evidence of Purchaser's financial ability to satisfy such claim, action or proceeding and its indemnity obligation under Section 3.2. In the event Purchaser so undertakes the defense of any such claim, action or proceeding, Seller shall nevertheless be entitled to participate in (but not direct) the defense thereof with counsel of their own choice, and the parties agree to cooperate fully with each other in connection with the defense and/or settlement thereof-, provided, however, that any decision to settle any such claim, action or proceeding shall be at Purchaser's sole discretion. From and after satisfactory delivery of the items referred to in clauses (i), (ii),
(iii), and (iv) above, Purchaser shal
 to reimburse Seller for any other legal, accounting or other out-of-pocket costs and expenses thereafter incurred by the Seller with respect to the defense of such claim, action or proceeding notwithstanding any participation by the Seller therein.
  (c) In the event Purchaser declines to undertake the defense of any such claim, action or proceeding when first notified thereof, Seller shall keep Purchaser advised as to the current status and progress thereof, and Purchaser shall retain said right to undertake the defense thereof until such matter is fully resolved. Unless and until Purchaser so undertakes the defense thereof, Seller agrees not to make any offer of settlement without first having provided 3 days advance written notice thereof to Purchaser unless such matter is settled at any scheduled court or arbitration proceeding, in which event, no notice of settlement is required provided 5 day prior written notice of such proceeding had been provided to Purchaser. Any decision to settle any such claim, action or proceeding shall be at the Seller's sole discretion.

3.5 Minimum Threshold for Indemnified Claims.
  (a) The Purchaser shall not be entitled to receive any indemnification payment with respect to any claim for indemnification under this Article III until the aggregate of such claims exceed $50,000 (the "Threshold"); provided, however, that once such aggregate claims exceed the Threshold, the Purchaser shall be entitled to indemnification for the aggregate amount of such claims without regard to the Threshold; and provided further, however, that such aggregate claims shall be determined without regard to ll of the same.
  (b) The Seller shall not be entitled to receive any indemnification payment with respect to any claim for indemnification under this
Article III until the aggregate of such claims exceed $50,000 (the "Threshold"); provided, however, that once such aggregate claims exceed the Threshold, the Seller shall be entitled to indemnification for the aggregate amount of such claims without regard to the Threshold; and provided further, however, that such aggregate claims shall be determined without regard to the ma the same.

                          ARTICLE IV
                       FURTHER COVENANTS

4.1 Seller's Covenants. The Seller covenants and agrees that after the date hereof until the Date of Closing and in connection with the Applied Instruments Business that they shall:
  (a) carry on that business in a manner consistent with prior practice in the usual and ordinary course, and will use its best efforts to preserve its business organization and conserve the good will and relationships of its customers, suppliers, employees and others having business relations with it;
  (b) not waive any material right or cancel any material contract, debt or claim, nor assume or enter into any contract, lease, license, obligation, indebtedness, commitment, purchase or sale except in the usual and ordinary course of business;
  (c) duly and timely file all reports and returns required to be filed with governmental agencies and promptly pay when due all taxes, assessments and governmental charges including interest and penalties levied or assessed, unless: (i) diligently contested in good faith by appropriate proceedings, or (ii) the same constitutes a liability assumed by Purchaser as provided in subparagraph 1.4 above;
  (d) maintain and keep in good order, consistent with past practice, all buildings, offices, and other structures, and keep all machinery, tools, equipment, furniture, fixtures and other property in good condition, repair and working order;
  (e) maintain in full force and effect all policies of insurance now in effect;
  (f) not merge or consolidate with any other corporation, business or other entity or acquire any assets of any other corporation, business or other person, except in the ordinary course of business;
  (g) not intentionally do any act or omit to do any act or permit any omission to act which will cause a breach or default in any of its contracts, commitments or obligations;
  (h) from the date hereof, afford the Purchaser, its counsel, accountants, and other agents and representatives full access during normal business to all of its offices, properties and records attendant to the Applied Instruments Business, including such access as may be necessary to allow the Purchaser to make an audit or otherwise satisfy itself of the accuracy of the representations and warranties contained in this Agreement and that the conditions contained in this Agreement have been complied with, and Seller will furnish documents and all such other information, and access t inquiry made by the Purchaser shall not in any way affect the representations and warranties contained in this Agreement or their survival of the Closing;
  (i) not take any action or omit to take any action within their control to the extent such action or omission might result in any of the representations or warranties of the Seller set forth in this Agreement being inaccurate or incorrect on and as of the Closing Date; not directly or indirectly, through any director, officer, agent, financial advisor or otherwise, solicit, initiate, consider, entertain or encourage submissions of proposals, offers, or letters of intent from any person or entity related to;
  (k) remain in full compliance with all laws, rules, regulations licenses, permits or authorizations;
  (l) not enter into any transaction other than in the ordinary course of its business consistent with past practice;
  (m) not increase wages or benefits to those persons employed in the Applied Instruments Business;
  (n) not distribute to themselves any funds other than wages and benefits all at levels not greater than that paid or provided as of September 1, 1999;

                            ARTICLE V
                   CONDITIONS PRECEDENT TO CLOSING

5.1 Conditions Precedent to the Purchaser's Obligations. All obligations of the Purchaser to perform under this Agreement are subject to the fulfillment or satisfaction, or written waiver by Purchaser on or before the Date of Closing of each of the following conditions precedent, and Purchaser covenants to use reasonable effort in satisfying those conditions precedent the fulfillment of which are within the control of Purchaser.
  (a) As of the business day immediately preceding the Closing, Seller shall have terminated all of its employment relationships with those persons employed in the Applied Instruments Business;
  (b) The security interest of Fremont Bank shall be discharged with respect to any property comprising the Assets;
  (c) Seller's representations and warranties shall remain valid and Seller shall have fully performed its covenants as herein contained;
  (d) Receipt of the consents by all governmental agencies having jurisdiction over the transaction contemplated by the Agreement, and approval or consents by third parties which are necessary or required in order for Purchaser to acquire the Assets and conduct the Applied Instruments Business as currently conducted by Seller;
  (e) Purchaser shall have received fully executed assignments, with landlord or lessor consents thereof, of the real and personal property leases described in Exhibit B;
  (f) Execution and delivery by Seller of an acceptable Employment Agreement, Non-Competition and Non-Solicitation Agreement;
  (g) All instruments and documents required to implement this Agreement and transfer to Purchaser free and unencumbered title in the Assets to Purchase shall be in a form reasonably acceptable to Purchaser's counsel;
  (h) Completion by Seller of all those matters required pursuant to
Article 6 of the Uniform Commercial Code as promulgated in California;
  (i) Purchaser shall have received written employment agreements from Jerry Anderson and John Hurst in form and substance satisfactory to Purchaser; The Purchaser shall be satisfied with its due diligence review of the books, records, documents, contracts and other matters attendant to the Applied Instruments Business.
  (k) No litigation shall have been commenced or threatened, the effect of which could restrain or prevent the carrying out of the transaction contemplated in the Agreement, or in which an unfavorable result could have a material adverse affect on the Applied Instruments Business;
  (l) No substantial damage by fire or other hazard to the Assets shall have occurred; and
  (m) No material adverse change to the Applied Instruments Business or to the prospects thereof shall have occurred.

5.2 Conditions Precedent to the Seller's Obligations. All obligations of the Seller to perform under this Agreement are subject to the fulfillment or satisfaction, or written waiver by Seller on or before the Date of Closing of each of the following conditions precedent and Seller covenants to use reasonable effort in satisfying those conditions precedent the fulfillment of which are within the control of Seller.
  (a) No litigation shall have been commenced or threatened, the effect of which could restrain or prevent the carrying out of the transaction contemplated in the Agreement;
  (b) Compliance by Purchaser with all applicable and federal and local law so required to permit its purchase of the Assets;
  (c) Consents by all governmental agencies and/or approval and/or consents by third parties which are necessary or required in order for Purchaser to acquire the Assets and conduct of Applied Instruments Business; and
  (d) Purchaser's representations and warranties shall remain valid and Purchaser shall have fully performed its covenants as herein contained.

                            ARTICLE VI
                   CLOSING, ITEMS TO BE DELIVERED,
              THIRD PARTY CONSENTS AND FURTHER ASSURANCES

6.1 Closing. The closing ("Closing") of the sale and purchase of the Assets shall take place on October 26, 1999, but in any event not later than November 5, 1999, or as soon thereafter as may be mutually designated (the "Date of Closing"), and shall take place at the offices of Reynolds, Price, Casas & Riley.

6.2 Items to be Delivered at Closing. At Closing and subject to the terms and conditions herein contained:
  (a) The Seller will deliver, or cause to be delivered, to the Purchaser in form acceptable to
Purchaser the following:
      (i) a general instrument of sale, conveyance, assignment, transfer and delivery with respect to all of the Assets, such instrument to be in the form of Exhibit D hereto, and which instrument shall as well be joined in and executed by Applied Instruments, LLC and Applied Instruments Technology, LLC;
      (ii) such specific instruments of sale, conveyance, assignment, transfer and delivery with respect to any of the Assets or contracts as the Purchaser shall reasonably request and such third party consents thereto as are required;
      (iii) an opinion of counsel for the Seller dated the Closing Date in form as in Exhibit E provided;
      (iv) Delivery of all material, computer software, and other personal property comprising the Assets;
      (v) As of the close of the last business day immediately preceding the
Date of Closing, a summary of Seller's account receivable, inventory equipment, Backlog, and Seller's open purchase orders for goods or services;
      (vi) As of the close of the last business day immediately preceding the
Date of Closing, a listing by name, address and amount, of each account payable and accrued liability to be assumed by Purchaser as described in Section 1.4 above;
      (vii) Fully executed assignment of all real and personal property leases described in Exhibit B;
      (viii) A list and copies of Seller's open purchase orders described in section 1.4;
      (ix) A fully executed Employment Agreement between Purchaser and each of
Steven Guma, Linda Guma, Jerry Anderson and John Hurst;
      (x) A list of the accrued vacation for each employee of Seller as of the
Closing Date.
      (y) Written acknowledgment by Markwood Capital of full payment and satisfaction of all amounts due it for the services rendered by it on behalf of Seller in connection with the transaction.
  (b) The Purchaser shall deliver the following:
      (i) wire transferred funds to the Seller in the amount identified in subparagraph 1.5(a)(1); and
      (ii) An opinion of counsel for the Purchaser dated the Date of Closing Date in the form as in Exhibit F provided.
  (c) Purchaser and Seller shall execute and exchange:
      (i)  a Closing Statement;
      (ii) a written statement allocating the Purchase Price among the Assets which shall include the information necessary for the Purchaser and Seller to complete IRS Form 8594, "Asset Acquisition Statement Under Section 1060," with respect to the sale and purchase of the Assets hereunder; and
      (iii) copies of all federal or state agency approvals required for the consummation of the transaction contemplated herein.

6.3 Other Documents. The Seller, from time to time after the Date of Closing, at the Purchaser's request, will execute, acknowledge and deliver to the Purchaser such other instruments of conveyance and transfer, and will execute and deliver such other documents and certifications as the Purchaser may reasonably request in order to vest more effectively in the Purchaser, or to put the Purchaser more fully in possession of any of the Assets, or to better enable the Purchaser to complete, perform or discharge any of the obligations with respect to Purchase and Sales Orders at t

                             ARTICLE VII
                            MISCELLANEOUS

7.1 Termination.
  (a) Anything herein or elsewhere to the contrary notwithstanding, this Agreement may be terminated by written notice of termination at any time on or before the Date of Closing only as follows:
      (i) by the Purchaser for the failure of the fulfillment or satisfaction of any condition precedent described in Paragraph 5.1 unless waived by Purchaser in writing of each condition precedent so unfulfilled or unsatisfied;
      (ii) by the Seller for the failure of the fulfillment or satisfaction of any condition precedent described in Paragraph 5.2 unless waived by Seller in writing of each condition precedent so unfulfilled or unsatisfied;
      (iii) by the Purchaser or Seller, at any time, if the other party's representations and warranties contained herein were materially incorrect or inaccurate when made or as of the date of termination;
      (iv) by written mutual consent of the Purchaser and the Seller; by the Purchaser or the Seller if the transactions contemplated hereby have not been consummated by November 5, 1999, provided, that neither the Purchaser nor the Seller shall be entitled to terminate this Agreement pursuant to Section 7. 1 (a)(v) in such party's willful breach of this Agreement has prevented the consummation of the transactions contemplated hereby at or prior to such time.

7.2 Broker's and Finder's Fees. The Purchaser represents and warrants to the Seller that all negotiations relative to this Agreement have been carried on by it directly without the intervention of any person who may be entitled to any brokerage or finder's fees or other commission in respect to this Agreement or the consummation of the transaction contemplated hereby. Seller represents and warrants that it has retained only Markwood Capital as its agent in the negotiation relative to the Agreement and tha titled to any brokerage or finder's fee or other commission in respect of the Agreement or the consummation of the transaction contemplated hereby.

7.3 Expenses. The parties hereto shall pay their own expenses, including without limitation, their legal fees, incidental to the preparation of this Agreement, the carrying out of the provisions of this Agreement and the consummation of the transactions contemplated hereby.

7.4 Post Closing Administration. The Seller agrees that after the Date of Closing, it will hold in trust (without commingling with its own funds) and will promptly transfer and deliver to the Purchaser, from time to time as and when received by it, any cash, checks (without converting such checks into cash) or other property that it may receive on or after the Date of
Closing in respect of the Assets purchased hereunder. On or about the Date of Closing, the Seller and Purchaser will prepare and mail or deliver to customers, suppliers, creditors and such other third parties as is reasonably appropriate, a joint notification of the sale of the Assets to the Purchaser and such further direction as is required.

7.5 Contents of Agreement; Parties in Interest, etc. This Agreement sets forth the entire understanding of the parties hereto with respect to the transactions contemplated hereby. It shall not be amended or modified except by written instrument duly executed by each of the parties hereto. Any and all previous agreements and understandings between or among the parties regarding the subject matter hereof, whether written or oral, are superseded by this Agreement.

7.6 Assignment and Binding Effect. All of the terms and provisions of this Agreement to the extent applicable to the parties hereto shall be binding upon and inure to the benefit of and are enforceable by the Seller and Purchaser, and their respective personal representatives, successors and assigns. The Seller and Purchaser agree that the Purchaser may assign its rights under this Agreement to a wholly owned subsidiary of the Purchaser and that, in the event of such an assignment, the Assets shall be tran

7.7 Waiver. Any term or provision of this Agreement may be waived at any time by the party or parties entitled to the benefit thereof by a written instrument duly executed by such party or parties. A waiver on any one occasion shall not be construed as a bar to or waiver of any right or remedy on any further occasion. All rights and remedies of the parties hereto shall be cumulative and may be exercised separately or concurrently.

7.8 Notices. Any notice, request, demand, waiver, consent, approval or other communication which is required or permitted hereunder shall be in writing and shall be deemed given only if delivered personally or sent by telegram or by registered or certified mail, postage prepaid, as follows:

If to the Purchaser to:

Reptron Electronics, Inc.
ATTN: Paul J. Plante,
Chief Operating Officer
14401 McCormick Drive
Tampa, Florida 33626

With a required copy to:

William L. Elson, Esq.
3000 Town Center, Suite 2690
Southfield, Michigan 48075



If to the Seller, to:

Steve and Linda Guma
31 Carver
Sunol, CA 94586

With a required copy to:

Sheila M. Riley, Esq.
Reynolds, Price, Casas & Riley
5150 El Camino Real, Suite #C-21
Los Altos, CA 94022-1527

and to:

Peter Schoenlaub
Markwood Capital
6 Hutton Centre Drive, Suite 1110
Santa Ana, CA 92707

or to such other address as the addressee may have specified in a notice duly given to the sender as provided herein. Such notice, request, demand, waiver, consent, approval or other communication will be deemed to have been given as of the date so delivered, telegraphed or mailed.

7.9 California Law to Govern. This Agreement shall be governed by and interpreted and enforced in accordance with the laws of the State of California.

7.10 No Benefit to Others. The representations, warranties, covenants and agreements contained in this Agreement are for the sole benefit of parties hereto and their successors and assigns, and they shall not be construed as conferring any rights on any other person whether or not any such third person is specifically identified herein.

7.11 Headings, Gender and "Person". All section headings contained in this Agreement are for convenience of reference only, do not form a part of this Agreement and shall not affect in any way the meaning or interpretation of this Agreement. Words used herein, regardless of the number or gender specifically used, shall be deemed and construed to include any other number, singular or plural, and any other gender, masculine, feminine or neuter, as the context requires. Any reference to a "person" herein shall include an individual, firm, corporation, partnership, trust, governmental authority or body, association, unincorporated organization or any other entity.

7.12 Exhibits. All exhibits referred to herein are intended to be and hereby are specifically made a part of this Agreement.

7.13 Severability. Any provision of this Agreement which is invalid or unenforceable in any jurisdiction shall be ineffective to the extent of such invalidity or unenforceability without invalidating or rendering unenforceable the remaining provisions hereof, and any such invalidity or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

7.14 Counterparts. This Agreement may be executed in any number of counterparts and any party hereto may execute any such counterpart, each of which when executed and delivered shall be deemed to be an original and all of which counterparts taken together shall constitute but one and the same instrument.

7.15 Arbitration. Any controversies or claims arising out of or relating to this Agreement after the Effective Time shall be fully and finally settled by arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association (the "AAA Rules"), conducted by one arbitrator either (a) mutually agreed upon by the Parent Corporation and the Shareholder Representative or (b) chosen in accordance with the AAA Rules, except that the parties thereto shall have any right to discovery as would be permitted by the Federal Rules of Civil Procedure for a period of 90 days following the commencement of such arbitration, and the arbitrator thereof shall resolve any dispute which arises in connection with such discovery. The prevailing party shall be entitled to costs, expenses and reasonable attorneys' fees, and judgment upon the award rendered by the arbitrator may be entered in any court of competent jurisdiction. For purposes of this Agreement, the prevailing party shall mean the party who more substantially prevailed in the prosecution of the claims asserted or the defense thereof (including prosecution and defense of any counterclaims) as determined by the arbitrator. Any expenses in connection with a claim of loss hereunder, including without limitation, investigation or audit expenses and attorneys' fees and expenses shall be borne by the party incurring such expense other than expenses with respect to the arbitration of any such claim which shall be paid as provided in the preceding sentences. Arbitration proceedings shall be conducted in San Jose, California.


IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement on the date first written above.

WITNESSES:

/s/ SHEILA RILEY                /s/ STEVEN R. GUMA

/s/ SHELIA RILEY                /s/ LINDA L. GUMA

                                REPTRON ACQUISITION, INC.

                                BY: /s/ PAUL J. PLANTE
                                Its Chief Operating Officer


















                                       EXHIBIT 23.1





















           CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have issued our reports dated February 8, 2000, accompanying the consolidated financial statements and schedule of Reptron Electronics, Inc., that are included in the Company's form 10-K for the year ended December 31, 1999. We hereby consent to the incorporation by reference of said reports in the Registration Statement of Reptron Electronics, Inc., on Forms S-8 (File No. 333-28727, effective June 6, 1997 and File
No. 33-87854, effective December 22, 1994).

GRANT THORNTON LLP

Tampa, Floirida
March 27, 2000