Form 10-Q
period 2000-03-31
REPTRON ELECTRONICS INC
filed 2000-05-10
CIK 918765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                     FORM 10-Q

     (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31,2000

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

                       Yes    X    No
                           ------     ------
6,188,369 shares of common stock issued and outstanding as of May 4, 2000.
---------                                                     -------------











                            REPTRON ELECTRONICS, INC.


                                        INDEX




                                                                      Page
PART I. FINANCIAL INFORMATION                                        Number
                                                                     ------
        Item 1. Financial Statements

                Consolidated Statements of Operations - Three
                months ended March 31, 2000 and March 31, 1999          3

                Consolidated Balance Sheets -- March 31, 2000
                and December 31, 1999                                   4

                Consolidated Statement of Shareholders' Equity
                -- Three months ended March 31, 2000 and year
                ended December 31, 1999                                 5

                Consolidated Statements of Cash Flows - Three
                months ended March 31, 2000 and March 31, 1999          6

                Notes to Consolidated Financial Statements -
                March 31, 2000                                          7

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     9

        Item 3. Quantitative and Qualitative Disclosures about
                Market Risk                                            10

PART II. OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K                       12


Signatures                                                             13





















 PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements

                            REPTRON ELECTRONICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)



                                                                   Three months ended
                                                                        March 31,
                                                                       (Unaudited)
                                                                  --------    --------
                                                                    2000         1999
                                                                  --------     --------
Net sales                                                       $   122,993   $   77,384
Cost of goods sold                                                  103,294       67,299
                                                                  ---------    ---------
    Gross profit                                                     19,699       10,085

Selling, general and administrative expenses                         16,574       12,614
                                                                  ---------    ---------
    Operating income (loss)                                           3,125        (2,529)

Interest expense, net                                                 2,359        2,142
                                                                  ---------    ---------
    Earnings (loss) before income taxes                                 766       (4,671)

Income tax provision (benefit)                                          378       (1,794)
                                                                  ---------    ---------
    Net earnings (loss)                                         $       388   $   (2,877)
                                                                  =========    =========
    Net earnings (loss) per common share - basic                $      0.06   $    (0.47)
                                                                  =========    =========

Weighted average common shares outstanding - basic                6,172,442    6,147,119
                                                                  =========    =========
    Net earnings (loss) per common share - diluted              $      0.06   $    (0.47)
                                                                  =========    =========
Weighted average common stock equivalent
   shares outstanding - diluted                                   6,609,057    6,147,119
                                                                  =========    =========


















        The accompanying notes are an integral part of these financial statements

                              REPTRON ELECTRONICS, INC.
                             CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share data)

                                         ASSETS
                                                         (Unaudited)
                                                           March 31,    December 31,
                                                             2000          1999
                                                         -----------    ------------
CURRENT ASSETS
  Cash and cash equivalents                               $    989        $    108
  Accounts receivable - trade, less allowances
    for doubtful accounts of $815 and $609, respectively    70,036          62,754
  Inventories                                               92,359          82,553
  Prepaid expenses and other current assets                  3,773           2,118
                                                           -------         -------
     Total current assets                                  167,157         147,533

PROPERTY, PLANT & EQUIPMENT - AT COST, NET                  35,657          34,997
EXCESS OF COST OVER NET ASSETS ACQUIRED, NET                30,188          30,507
OTHER ASSETS                                                 2,684           2,816
                                                           -------         -------
TOTAL ASSETS                                              $235,686        $215,853
                                                           =======         =======
                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                $ 43,814        $ 42,062
  Current portion of long-term obligations                   3,488           3,280
  Accrued expenses                                           6,053           6,068
  Income taxes payable                                         593             446
                                                           -------         -------
     Total current liabilities                              53,948          51,856

NOTE PAYABLE TO BANK                                        51,677          37,413
LONG-TERM OBLIGATIONS, less current portion                 82,099          79,104
DEFERRED INCOME TAXES                                          520             520
SHAREHOLDERS' EQUITY
  Preferred Stock - authorized 15,000,000 shares
   of $.10 par value; no shares issued                           -               -
  Common Stock - authorized 50,000,000 shares
   of $.01 par value; issued and outstanding,
   6,182,744 and 6,167,119 shares, respectively                 62              62
  Additional paid-in capital                                21,834          21,740
  Retained earnings                                         25,546          25,158
                                                           -------         -------
TOTAL SHAREHOLDERS' EQUITY                                  47,442          46,960
                                                           -------         -------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                $235,686        $215,853
                                                           =======         =======







      The accompanying notes are an integral part of these financial statements

                            REPTRON ELECTRONICS, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (In thousands, except share data)


                                         Common Stock
                                     --------------------    Additional                       Total
                                        Shares      Par       Paid-In        Retained      Shareholders'
                                      Outstanding   Value      Capital       Earnings         Equity
                                      -----------   -----     ----------     --------      -------------
Balance at December 31, 1998           6,147,119    $61       $21,676        $ 20,389        $ 42,126

Exercise of stock options                 20,000      1            64               -              65
Net earnings                                   -      -             -           4,769           4,769
                                       ---------     --        ------         -------         -------
Balance at December 31, 1999           6,167,119     62        21,740          25,158          46,960

Exercise of stock options (unaudited)     15,625      -            94               -              94
Net earnings (Unaudited)                       -      -             -             388             388
                                       ---------     --        ------         -------         -------
Balance at March 31, 2000 (Unaudited)  6,182,744    $62       $21,834        $ 25,546        $ 47,442
                                       =========     ==        ======         =======         =======











         The accompanying notes are an integral part of these financial statements

                             REPTRON ELECTRONICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)

                                                                       Three months ended
                                                                            March 31,
                                                                           (Unaudited)
                                                                       2000          1999
                                                                     --------      --------
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
  Net loss                                                           $   388     $   (2,877)
  Adjustments to reconcile net earnings (loss) to net cash
      used in operating activities:
      Depreciation and amortization                                    2,549          2,624
      Deferred income taxes                                                -         (1,795)
      Change in assets and liabilities:
          Accounts receivable - trade                                 (7,282)         3,061
          Inventories                                                 (9,806)            16
          Prepaid expenses and other assets                           (1,655)         2,211
          Other assets                                                   (91)          (253)
          Accounts payable - trade                                     1,752         (2,486)
          Accrued expenses                                               (15)        (3,979)
          Deferred revenue                                                 -            (10)
          Income taxes payable                                           147              -
                                                                     -------        -------
              Net cash used in  operating activities                 (14,013)        (3,488)

Cash flows from investing activities:
Purchases of property, plant and equipment                            (2,667)          (621)
  Proceeds from sale of property, plant and equipment                      -             89
                                                                     -------        -------
              Net cash used in investing activities                   (2,667)          (532)

Cash flows from financing activities:
  Proceeds from exercise of stock options                                 94              -
  Proceeds from long-term obligations                                 18,323          8,000
  Payments on long-term obligations                                     (856)        (9,363)
                                                                     -------        -------
               Net cash provided by (used in) financing activities    17,561         (1,363)
                                                                     -------        -------
               Net increase (decrease) in cash and cash equivalents      881         (5,383)
Cash and cash equivalents at beginning of period                         108         10,065
                                                                     -------        -------
Cash and cash equivalents at end of period                          $    989       $  4,682
                                                                     =======        =======

Supplemental cash flow information:
  Interest paid                                                     $  3,321       $  2,744
                                                                     =======        =======
  Income taxes paid                                                 $    261       $      -
                                                                     =======        =======

Non cash investing and financing activities:
No capital leases were entered into during the three-month period ended
March 31, 2000. Approximately $320 of obligations under capital leases was incurred for the acquisition of equipment during the three-month period ended
March 31, 1999.




          The accompanying notes are an integral part of these financial statements

                               REPTRON ELECTRONICS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    MARCH 31, 2000
                                      (Unaudited)

NOTE A -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. The consolidated financial statements as of March 31, 2000 and for the three months ended March 31, 2000 and March 31, 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the 1999 Form 10-K.

NOTE B --  INVENTORIES

Inventories consist of the following (in thousands):

                                         March 31,     December 31,
                                           1999           1998
                                        ----------     ------------
   Electronic Component Distribution:
      Inventories                         $54,741        $45,495

   Electronic Manufacturing Services:
      Work in process                      12,214         12,277
      Raw Materials                        25,404         24,781
                                           ------         ------
                                          $92,359        $82,553
                                           ======         ======
























                           REPTRON ELECTRONICS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 31, 2000
                                   (Unaudited)

NOTE C--  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Reptron Electronics, Inc. is a leading electronics manufacturing supply chain services company operating as a national distributor of electronic components, a contract manufacturer of electronic products and display
solution provider.   Reptron's Electronic Component Distribution
customers are in diverse industries' including robotics, telecommunications, computers and computer peripherals, consumer electronics, healthcare, industrial controls and contract manufacturing. Reptron's Electronic Manufacturing Services segment manufactures electronic products according to customer design, for primarily customers in the telecommunications, healthcare, industrial/instrumentation, banking and office products industries. As a display solution provider, Reptron provides display design engineering, systems integration and turnkey manufacturing services

The following table shows net sales and gross profit by industry segments for the three months ended March 31, 2000 and March 31, 1999.


                                                  Three months ended
                                                       March 31,
                                                     (in thousands)
                                                 --------    --------
                                                   2000        1999
                                                 --------    --------
   Net Sales
     Electronic Component Distribution           $71,817      $39,506
     Electronic Manufacturing Services            51,176       37,878
                                                  ------       ------
                                                $122,993      $77,384
                                                  ======       ======
   Gross Profit
     Electronic Component Distribution           $13,262      $ 6,601
     Electronic Manufacturing Services             6,437        3,484
                                                  ------       ------
                                                 $19,699      $10,085
                                                  ======       ======


NOTE D --  EARNINGS PER SHARE


                                                     Three months ended
                                                          March 31,
                                                       (in thousands)

                                                     2000         1999
Numerator:                                        ---------   ---------
   Net earnings (loss) (in thousands)           $     388   $   (2,877)
                                                  =========   =========
Denominator:
   For basic earnings (loss) per share
     - Weighted average Shares                    6,172,442   6,147,119

   Effect of dilutive securities:
       Employee stock options                       436,615           -
                                                  ---------    --------

   For diluted earnings (loss) per share          6,609,057   6,147,119
                                                  =========   =========

Net earnings (loss) per common share - basic     $     0.06  $    (0.47)
                                                  =========   =========

Net earnings (loss) per common share - diluted   $     0.06  $    (0.47)
                                                  =========   =========


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

RESULTS OF OPERATIONS

   Net Sales. Total first quarter net sales increased $45.6 million, or 58.9% from $77.4 million in the first quarter of 1999 to $123.0 million in the first quarter of 2000.

   Electronic Component Distribution ("ECD") 2000 first quarter net sales increased $32.3 million, or 81.8% from $39.5 million for the first quarter of 1999 as compared to $71.8 million for the first quarter of Management believes this increase resulted primarily from improved market conditions for the sale of electronic components in the United States. Additionally, the Company has made significant investments in personnel and other infrastructure which has aided in sales growth. Sales of semiconductors, passive components and electromechanical components accounted for 65.8%, 26.5% and 7.7%, respectively, of ECD 2000 first quarter net sales, and 72.4%, 20.5% and 7.1%, respectively of the ECD's 1999 first quarter net sales. ECD sales generated from the top four vendors accounted for approximately $25.8 million, or 36.9% of ECD 2000 first quarter net sales, as compared with approximately $13.8 million or 35.0% of ECD 1999 first quarter net sales.

   Electronic Manufacturing Services ("EMS") net sales increased $13.3 million,or 35.1%, from $37.9 million in the first quarter of 1999 to $51.2 million in the first quarter of 2000. EMS transacted business with approximately 83 customers in the first quarter of 2000. The largest three customers represented approximately 13.7%, 8.1% and 5.1%, respectively, of first quarter 2000 net sales (5.7%, 3.3% and 2.1%, respectively of total Company first quarter net sales) as compared to 7.3%, 6.7%, and 6.6%, respectively, of first quarter 1999 net sales (3.6%, 3.3% and 3.2% respectively, of total Company first quarter net sales). Sales from the Hibbing, Minnesota plant accounted for approximately 38.2% of EMS 2000 first quarter net sales. The Tampa, Florida manufacturing facility generated approximately 32.9% of EMS 2000 first quarter net sales with the remaining net sales, approximately 21.0%, originating from the Gaylord, Michigan location. Sales from Applied Instruments in Fremont, California accounted for approximately 7.9% of EMS 2000 first quarter net sales.

   Gross Profit. Total 2000 first quarter gross profit increased $9.6 million, or 95.0%, from $10.1 million in the first quarter of 1999 to $19.7 million in the first quarter of 2000. The gross profit percentage of the Company increased from 13.0% in the first quarter of 1999 to 16.0% in the first quarter of 2000.

   ECD gross profit increased $6.7 million, or 100.9%, from $6.6 million in the first quarter of 1999 to $13.3 million in the first quarter of 2000. The gross margin increased from 16.7% in the first quarter of 1999 to 18.5% in the first quarter of 2000. This increase in gross margin is primarily attributed to stronger semiconductor market conditions and improved selling and pricing practices.





                                   9
   EMS gross profit increased $2.9 million, or 82.9%, from $3.5 million in the
first quarter of 1999 to $6.4 million in the first quarter of 2000.   Gross
margin increased from 9.2% in the first quarter of 1999 to 12.6% in the first quarter of 2000. This increase in gross margin is primarily attributed to the better utilization of fixed costs at higher sales levels. Additionally, the Applied Instruments operation acquired in October 1999 generated higher gross margins than the other EMS facilities.

   Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased $4.0 million, or 31.7%, from $12.6 million in the first quarter of 1999 to $16.6 million in the first quarter of 2000. The acquisition of Applied Instruments accounted for approximately $868,000 of this increase. The remaining increase is primarily attributable to new sales incentives and additional variable expenses due to the increase in sales.

   Interest Expense. Net interest expense increased $217,000, or 10.1%, from $2.1 million in the first quarter of 1999 to $2.4 million in the first quarter of 2000. The increase is primarily attributable to an increase in the line of credit usage, offset by the decrease in interest expense due to the decrease in average outstanding convertible debt from $115.0 million during the first quarter of 1999 to $76.5 million during the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

   Reptron primarily finances its operations through subordinated notes, bank credit lines, operating cash flows, capital equipment leases, and short-term financing through supplier credit lines.

   Reptron has entered into various capital lease transactions with several leasing companies to finance capital expenditures, primarily in EMS. These leases had an aggregate balance outstanding of approximately $4.0 million as of March 31, 2000. The leases bear interest at rates ranging from 7.5% to 11.1% and expire at various dates through July, 2002.

   Reptron's operating activities used cash of approximately $14.0 million in the first quarter of 2000. This use of cash was primarily due to a $9.8 million increase in inventory, a $7.3 million increase in accounts receivable and a $1.6 increase in the prepaid expenses and other assets. These items were partially offset by a $1.8 million increase in accounts payable and net income of $388,000. ECD and EMS annualized inventory turns for the first quarter of 2000 were approximately 4.3 times and 3.8 times, respectively, and in 1999 were approximately 3.8 times and 3.6 times, respectively. Reptron's accounts receivable collections averaged 52 days as of March 31, 2000 .

   Reptron has entered into a commercial mortgage with General Electric Capital Business in the amount of $4.0 million with an interest rate of 8.6% and a final maturity on March 1, 2015. The proceeds of this mortgage were used to pay down the working capital credit facility.

   Capital expenditures totaled approximately $2.7 million in the first quarter of 2000. These capital expenditures were primarily for the acquisition of manufacturing and data processing equipment.

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


Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   While Reptron had no holdings of derivative financial or commodity instruments at March 31, 2000, Reptron is exposed to financial market risks, including changes in interest rates. A majority of Reptron's borrowings bear a fixed interest rate. However, borrowings under Reptron's credit agreement with a bank bears interest at a variable rate based on the prime rate or the London Interbank Offered Rate.




REPTRON ELECTRONICS, INC.

PART II.  OTHER INFORMATION


    Item 6.  Exhibits and Reports on Form 8-K

       a.    Exhibits

             10.1   Mortgage Agreement with G. E. Capital, dated
                    February 29, 2000.

             27.1   Financial Data Schedule

       b.    Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended March 31, 2000.







































                                         12




SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    May 10, 2000
                                    REPTRON ELECTRONICS, INC.
                                    (Registrant)



                                    By:   /s/ Michael Branca
                                       Michael Branca, Chief Financial
                                       Officer (Principal Financial and
                                       Accounting Officer)





































                                          13











                      EXHIBIT 10.1












THE PRINCIPAL INDEBTEDNESS SECURED BY THIS MORTGAGE FOR THE PURPOSES OF THE FLORIDA MORTGAGE TAX IS S4, 000,000.00.

AFTER RECORDING, RETURN TO:  THIS INSTRUMENT WAS PREPARED BY:

General Electric Capital Business    Carrie B. Cavalier, Esq.
Asset Funding Corporation                Jenkens & Gilchrist,
Real Estate Department                   a Professional Corporation
10900 NE 4th Street, Suite 500           1445 Ross Avenue, Suite 3200
Bellevue, Washington 98004               Dallas, Texas 75202
Attn: Susan Voogd
Loan Number: 001-0005442-001



COMMERCIAL MORTGAGE,
SECURITY AGREEMENT,
ASSIGNMENT OF LEASES AND RENTS,
AND FIXTURE FILING

               THIS COMMERCIAL MORTGAGE, SECURITY AGREEMENT, ASSIGNMENTS OF LEASES AND RENTS, AND FIXTURE FILING (herein this "Instrument") is made effective as of February 29, 2000, by the Mortgagor, REPTRON ELECTRONICS, Inc, a Florida corporation, whose address is 14401 McCormick Drive, Tampa, Florida '@3626--'1021 (herein "Borrower"), to and in favor of the Mortgagee, GENERAL ELECTRIC CAPITAL BUSINESS ASSET FUNDING CORPORATION, a Delaware corporation, whose address is Real Estate Department, 10900 NF- 4th Street, Suite 500, Bellevue, Washington 98004 (herein "GE CAPITAL").

               Borrower, in consideration of the indebtedness herein recited, irrevocably grants, conveys, mortgages and assigns to GE CAPITAL, all of borrower's estate, right, title and interest, now owned or hereafter acquired, including any reversionary or remainder interest, in the real property located in Hillsborough County, Florida, more particularly described on Exhibit A attached hereto and incorporated herein, including all heretofore or hereafter vacated alleys and streets abutting the property, and all easements, rights, appurtenances, tenements, hereditaments, rents, royalties, mineral, oil and gas rights and profits, water, water rights, and water stock appurtenant to the property (collectively, the "Premises")-,

               TOGETHER with all of Borrower's estate, right, title and interest, now owned or hereafter acquired, in'.

             (a) all buildings, structures, improvements, parking areas, landscaping, equipment, fixtures and articles of property now or hereafter erected on, attached to, or used or adapted for use in the operation of the Premises; including but without being limited to, all heating, air conditioning and incinerating apparatus and equipment; all boilers, engines, motors, dynamos, generating equipment, piping, and plumbing fixtures, water heaters, ranges, cooking apparatus and mechanical kitchen equipment, refrigerators, freezers, cooling, ventilating, sprinkling and vacuum cleaning systems, fire extinguishing apparatus, gas and electric fixtures, carpeting, floor coverings, underpadding, elevators, escalators, partitions, mantels, built-in mirrors, window shades, blinds, draperies, screens, storm sash, awnings, signs, furnishings of public spaces, halls and lobbies, and shrubbery and plants, and including also all interest of any owner of the Premises in any of such items hereafter at any time acquired under conditional sale contract, chattel mortgage or other title retaining or security instrument, all of which property mentioned in this clause (a) shall be deemed part of the realty covered by this Instrument and not severable wholly or in part without material injury to the freehold of the Premises (all of the foregoing together with replacements and additions thereto are referred to herein as "Improvements"); and

              (b) all compensation, awards, damages, rights of action and proceeds, including interest thereon and/or the proceeds of any policies of insurance therefor, arising out of or relating to a

                           (i)  taking or damaging of the Premises or the
Improvements thereon by reason of any public or private improvement, condemnation proceeding (including change of grade), sale or transfer in lieu of condemnation, or fire, earthquake or other casualty, or (ii) any injury to or decrease in the value of the Premises or the Improvements for any reason whatsoever; and

(c) return premiums or other payments upon any insurance any time provided for the benefit of or naming GE CAPITAL, and refunds or rebates of taxes or assessments on the Premises;
and

(d) all the right, title and interest of Borrower in, to and under all written and oral leases and rental agreements (including extensions, renewals and subleases; all of the foregoing shall be referred to collectively herein as the "Leases") now or hereafter affecting the Premises including without limitation, all rents, issues, profits and other revenues and income therefrom and from the renting, leasing or bailment of the Improvements and equipment, all guaranties of tenants' performance under the Leases, and all rights and claims of any kind that Borrower may have against any tenant under the Leases or in connection with the termination or rejection of the Leases in a bankruptcy or insolvency proceeding; and the leasehold estate in the event this Instrument is on a leasehold-I and


                     2                      Commercial Mortgage

 (e) plans, specifications, contracts and agreements relating:, to the design or construction of the Improvements; Borrower's fights under any payment, performance, or other bond in connection with the design or construction of the Improvements; all landscaping- and construction materials, supplies, and equipment used or to be used or consumed in connection with construction of the Improvements, whether stored on the Premises or at some other location; and contracts, agreements, and purchase orders with contractors, subcontractors, suppliers, and materialmen incidental to the design or construction of the Improvements; and

(f) all contracts, accounts, rights, claims or causes of action pertaining to or affecting the Premises or the Improvements, including, without limitation, all options or contracts to acquire other property for use in connection with operation or development of the Premises or the Improvements, management contracts, service or supply contracts, deposits, bank accounts, general intangibles (including Without limitation trademarks, trade names and symbols relating to the operation of the Premises), permits, licenses, franchises and certificates, and all commitments or agreements, now or hereafter in existence, intended by the obligor thereof to provide Borrower with proceeds to satisfy the loan evidenced hereby or improve the Premises or the Improvements, and the right to receive all proceeds due under such commitments or agreements including refundable deposits and fees; and

(g) all books, records, surveys, reports and other documents related to the Premises, the Improvements, the Leases, or other items of collateral described herein; and

(h) all additions, accessions, replacements, substitutions, proceeds and products of the real and personal property, tangible and intangible, described herein.

All of the foregoing described collateral is exclusive of any furniture, furnishings or trade fixtures owned and supplied by tenants of the Premises and is exclusive of the personal property specifically listed on Exhibit C attached to and made a part of this Instrument. The Premises, the Improvements. the Leases and all of the rest of the foregoing property are herein referred to as the "Property."

TO SECURE TO GE CAPITAL (a) the repayment of the indebtedness evidenced by Borrower's note dated of even date herewith in the principal sum of FOUR MILLION AND N01100 DOLLARS ($4,000,000.00), with interest thereon as set forth in the note, and all renewals, extensions and modifications thereof (herein the "Note"), and with a final maturity date of March 1, 2015; (b) the repayment of any future advances, with interest thereon, made by GE CAPITAL to Borrower pursuant to Section 29 hereof (herein "Future Advances"); (c) the payment of all other sums, with interest thereon, advanced in accordance herewith to protect the security of this Instrument or to fulfill any of Borrower's obligations hereunder or under the other Loan Documents (as defined below); (d) the performance of the covenants and agreements of Borrower contained herein or in the other Loan Documents; (e) the repayment of all sums now or hereafter owing to GE CAPITAL by Borrower pursuant to any instrument which recites that it is secured hereby; and (f) the repayment of any and all other sums now or hereafter owing to GE CAPITAL by Borrower or any of the guarantors of the Indebtedness or any entity related to Borrower (the indebtedness described in clause (f) are collectively called "Other Loans"). The indebtedness and

                      3                          Commercial Mortgage

obligations described in clauses (a)-(f) above are collectively referred to herein as the "Indebtedness." The Note, this Instrument, and all other documents evidencing, securing, or guarantying the Indebtedness (except any Certificate and Indemnity Agreement Regarding Hazardous Substances), as the same may be modified or amended from time to time, are referred to herein as the "Loan Documents. " The terms of the Note secured hereby may provide that the interest rate or payment terms or balance due may be indexed, adjusted, renewed, or renegotiated from time to time, and this Instrument shall continue to secure the Note notwithstanding any such indexing, adjustment, renewal or renegotiation.

TO HAVE AND TO HOLD THE PROPERTY UNTO GE CAPITAL FOREVER, Borrower represents and warrants that Borrower has good, marketable and insurable title to, and has the right to grant, convey and assign an indefeasible fee simple estate in, the Premises, Improvements, rents and leases (or, if this Instrument is on a leasehold, good, marketable and insurable title to, and the right to convey the leasehold estate and that the ground lease is in full force and effect without modification except as noted above and without default on the part of either lessor or lessee thereunder), and the right to convey the other Property, that the Property is unencumbered except for the matters set forth on Exhibit B attached to and made a part of this Instrument, and that Borrower will warrant and forever defend unto Trustee the title to the Property against all claims and demands, subject only to the permitted exceptions set forth in Exhibit B attached hereto.

Borrower represents, warrants, covenants and agrees for the benefit of GE CAPITAL as follows:

1. PAYMENT OF PRINCIPAL AND INTEREST. Borrower shall promptly pay when due the principal of and interest on the Indebtedness, any prepayment and other charges provided in the Loan Documents and all other sums secured by this Instrument.

2. FUNDS FOR TAXES, INSURANCE AND OTHER CHARGES. Upon the occurrence of an Event of Default (hereinafter defined), and at GE CAPITAL's sole option at any time thereafter, Borrower shall pay, in addition to each monthly payment on the Note, one-twelfth (1/12) of the annual real estate taxes, insurance premiums, assessments, water and sewer rates, ground rents and other charges (herein "Impositions") payable with respect to the Property (as estimated by GE CAPITAL in its sole discretion), to be held by GE CAPITAL without interest to Borrower, for the payment of any Impositions.

If the amount of such additional payments held by GE CAPITAL ("Funds") at the time of the annual accounting thereof shall exceed the amount deemed necessary by GE CAPITAL to provide for the payment of Impositions as they fall due, such excess shall be at Borrower's option, either repaid to Borrower or credited to Borrower on the next monthly installment or installments of Funds due. If at any time the amount of the Funds held by GE CAPITAL shall be less than the amount deemed necessary by GE CAPITAL to pay Impositions as they fall due, Borrower shall pay to GE CAPITAL any amount necessary to make up the deficiency within thirty (30) days after notice from GE CAPITAL to Borrower requesting payment thereof



                  4                                Commercial Mortgage

Upon Borrower's breach of any covenant or agreement of Borrower in this Instrument, GE CAPITAL may apply, in any amount and in any order as GE CAPITAL shall determine in GE CAPITAL's sole discretion, any Funds held by GE CAPITAL at the time of application (a) to pay Impositions which are now or will hereafter become due, or (b) as a credit against sums secured by this Instrument, Upon payment in full of all sums secured by this Instrument, GE CAPITAL shall refund to Borrower any Funds held by GE CAPITAL.

3. APPLICATION OF PAYMENTS. Unless applicable law provides otherwise, each complete installment payment received by GE CAPITAL from Borrower under the Note or this Instrument shall be applied by GE CAPITAL first in payment of amounts payable to GE CAPITAL by Borrower under Section.2 hereof, then to interest payable on the Note, then to principal of the Note, and then to interest and principal on any Future Advances in such order as GE CAPITAL, at GE CAPITAL's sole discretion, shall determine. Upon Borrower's breach of any covenant or agreement of Borrower in this Instrument, GE CAPITAL may apply, in any amount and in any order as GE CAPITAL shall determine in GE CAPITAL's sole discretion, any payments received by GE CAPITAL under the Note or this Instrument. Any partial payment received by GE CAPITAL shall, at GE CAPITAL's option, be held in a non-interest bearing account until GE CAPITAL receives funds sufficient to equal a complete installment payment.

4.CHARGES, LIENS. Borrower shall pay all Impositions attributable to the Property in the manner provided under Section 2 hereof or, if not paid in such manner, by Borrower making payment, when due, directly to the payee thereof, or in such other manner as GE CAPITAL may designate in writing. If requested by GE CAPITAL, Borrower shall promptly furnish to GE CAPITAL all notices of Impositions which become due, and in the event Borrower shall make payment directly, Borrower shall promptly furnish to GE CAPITAL receipts evidencing such payments. Borrower shall promptly discharge any lien which has, or may have, priority over or equality with, the lien of this Instrument, and Borrower shall pay, when due, the claims of all persons supplying labor or materials to or in connection with the Property, Without GE CAPITAL's prior written permission, Borrower shall not allow any lien inferior to this Instrument to be perfected against the Property. If any lien inferior to this Instrument is filed against the Property without GE CAPITAL's prior written permission and without the consent of Borrower, Borrower shall, within thirty
(30) days after receiving notice of the filing of such lien, cause such lien to be released of record and deliver evidence of such release to GE CAPITAL.

5. INSURANCE. Borrower shall obtain and maintain the following types of insurance upon and relating- to the Property:

(a) "All Risk" property and fire insurance (with extended coverage endorsement including malicious mischief and vandalism) in an amount not less than the full replacement value of the Property (with a deductible not to exceed $5,000 and with co-insurance limited to a maximum of 10% of the amount of the policy), naming GE CAPITAL -under a lender's loss payee endorsement (form 438BFU or equivalent) and including agreed amount, inflation guard, replacement cost and waiver of subrogation endorsements;



                    5                           Commercial Mortgage

(b) Comprehensive general liability insurance in an amount not less than $2,000,000.00 insuring against personal injury, death and property damage and naming GE CAPITAL as additional insured;

(c) Business interruption insurance covering loss of rental or other income (including all expenses payable by tenants) for up to six (6) months; and

(d) Such other types of insurance or endorsements to existing insurance as may be required from time to time by GE CAPITAL.

Upon each request of GE CAPITAL, Borrower shall increase the coverages under any of the insurance policies required to be maintained hereunder or otherwise modify such policies in accordance with GE CAPITAL's request. All of the insurance policies required hereunder shall be issued by corporate insurers licensed to do business in the state in which the Property is located and rated A:X or better by A.M. Best Company, and shall be in form acceptable to GE CAPITAL. If and to the extent that the Property is located within an area that has been or is hereafter designated or identified as an area having special flood hazards by the Department of Housing and Urban Development or such other official as shall from time to time be authorized by federal or state law to make such designation pursuant to any national or state program of flood insurance, Borrower shall carry flood insurance with respect to the Property in amounts not less than the maximum limit of coverage then available with respect to the Property or the amount of the Indebtedness, whichever is less. Certificates of all insurance required to be maintained hereunder shall be delivered to GE CAPITAL, along with evidence of payment in full of all premiums required thereunder, contemporaneously with Borrower's execution of this Instrument. All such certificates shall be in form acceptable to GE CAPITAL and shall require the insurance company to give to GE CAPITAL at least thirty (3 0) days' prior written notice before canceling the policy for any reason or materially amending it. Certificates evidencing all renewal and substitute policies of insurance shall be delivered to GE CAPITAL, along with evidence of the payment in fall of all premiums required thereunder, at least fifteen (I 5) days before termination of the policies being renewed or substituted. If any loss shall occur at any time when Borrower shall be in default hereunder, GE CAPITAL shall be entitled to the benefit of all insurance policies held or maintained by Borrower, to the same extent as if same had been made payable to GE CAPITAL, and upon foreclosure hereunder, GE CAPITAL shall become the owner thereof GE CAPITAL shall have the night, but not the obligation, to make premium payments, at Borrower's expense, to prevent any cancellation, endorsement, alteration or reissuance of any policy of insurance maintained by Borrower, and such payments shall be accepted by the insurer to prevent same.

If any act or occurrence of any kind or nature (including any casualty for which insurance was not obtained or obtainable) shall result in damage to or destruction of the Property (such event being called a "Loss"), Borrower will give prompt written notice thereof to GE CAPITAL. All insurance proceeds paid or payable in connection with any Loss shall be paid to GE CAPITAL. If (i) no Event of Default has occurred and is continuing hereunder, (11) Borrower provides evidence satisfactory to GE CAPITAL of its ability to pay all amounts becoming due under the Note during, the pendency of any restoration or repairs to or replacement of the Property, (iii) the available insurance proceeds are, in GE CAPITAL's judgment, sufficient to fully and completely restore, repair or replace the Property, and (iv) Borrower provides evidence satisfactory to GE CAPITAL that none of the tenants of the

                      6                           Commercial Mortgage

property will terminate their lease agreements as a result of either the Loss or the repairs to or replacement of the Property, Borrower shall have the right to apply all insurance proceeds received in connection with such Loss either (a) to restore, repair, replace and rebuild the Property as nearly as possible to its value, condition and character immediately prior to such Loss, or (b) to the payment of the Indebtedness in such order as GE CAPITAL may elect. If an Event of Default has occurred and is continuing hereunder at the time of such Loss, if GE CAPITAL determines that Borrower will be unable to pay all amounts becoming due under the Note during the pendency of any restoration or repairs to or replacement of the Property, if the available insurance proceeds are insufficient, in GE CAPITAL's 'judgment, to fully and completely restore, repair or replace the Property, or if GE CAPITAL believes that one or more tenants of the Property will terminate their lease agreements as a result of either the Loss or the repairs to or replacement of the Property, then all of the insurance proceeds payable with respect to such Loss will be applied to the payment of the Indebtedness, or if so instructed by GE CAPITAL, Borrower will promptly, at Borrower's sole cost and expense and regardless of whether sufficient insurance proceeds shall be available, commence to restore, repair, replace and rebuild the Property as nearly as possible to its value, condition, character immediately prior to such Loss. Borrower shall diligently prosecute any restoration, repairs or replacement of the Property undertaken by or on behalf of Borrower pursuant to this Section
5. All such work shall be conducted pursuant to written contracts approved by GE CAPITAL in writing. Notwithstanding anything contained herein to the contrary, in the event the insurance proceeds received by GE CAPITAL following any Loss are insufficient in GE CAPITAL's judgment to fully and completely restore, repair or replace the Property, and if Borrower has complied with all of the other conditions described in this Section 5, Borrower may elect to restore, repair or replace the Property if it first deposits with GE CAPITAL such additional sums as GE CAPITAL determines are necessary in order to fully and completely restore, repair or replace the Property. In the event any insurance proceeds remain following the restoration, repair or replacement of the Property, such proceeds shall be applied to the Indebtedness in such order as GE CAPITAL may elect.

6. PRESERVATION AND Maintenance OF THE PROPERTY, LEASEHOLDS. With respect to the Property, Borrower (a) shall not commit waste or permit impairment or deterioration of the Property, (b) shall not abandon the Property, (c) shall restore or repair promptly and in a good and workmanlike manner all or any part of the Property to the equivalent of its original condition, or such other condition as GE CAPITAL may approve in writing, in the event of any damage, injury or loss thereto, whether or not insurance proceeds are available to cover, in whole or in part, the costs of such restoration or repair, (d) shall keep the Property, including all improvements, fixtures, equipment, machinery and appliances thereon, in good repair and shall replace fixtures, equipment, machinery and appliances on the Property when necessary to keep such items in good repair, (e) shall comply with all laws, ordinances, regulations and requirements of any governmental body applicable to the Property, (o if all or part of the Property is for rent or lease, then GE CAPITAL, at its option after the occurrence of an Event of Default, may require Borrower to provide for professional management of the Property by a property manager satisfactory to GE CAPITAL pursuant to a contract approved by GE CAPITAL in writing, unless such requirement shall be waived by GE CAPITAL in writing, (g) shall generally operate and maintain the Property in a manner to ensure maximum rentals, and (h) shall give notice in writing to GE CAPITAL of and, unless otherwise directed in writing by GE CAPITAL, appear in and defend any action or proceeding purporting to affect the Property, the security of this Instrument or the rights or powers of GE CAPITAL hereunder. Neither Borrower nor any tenant or other person, without the written approval

7                        Commercial Mortgage

of GE CAPITAL, shall remove, demolish or alter any Improvement now existing or hereafter erected on the Property or any fixture, equipment, machinery or appliance in or on the Property except when incident to the replacement of fixtures, equipment, machinery and appliances with items of like kind.

Borrower represents, warrants and covenants that the Property is and shall remain in compliance with the Americans with Disabilities Act of 1990 and all of the regulations promulgated thereunder, as the same may be amended from time to time.

If this Instrument is on a leasehold, Borrower (i) shall comply with the provisions of the ground lease, (ii) shall give immediate written notice to GE CAPITAL of any default by lessor under the ground lease or of any notice received by Borrower from such lessor of any default by Borrower under the ground lease, (iii) shall exercise any option to renew or extend the ground lease and give written confirmation thereof to GE CAPITAL within thirty (30) days after such option becomes exercisable, (iv) shall give immediate written notice to GE CAPITAL of the commencement of any remedial proceedings under the ground lease by any party thereto and, if required by GE CAPITAL, shall permit GE CAPITAL to control and act for Borrower as Borrower's attorney-in-fact in any such remedial proceedings and (v) shall within thirty (30) days after request by GE CAPITAL obtain from the lessor under the ground lease and deliver to GE CAPITAL a lessor's estoppel certificate in form and substance acceptable to GE CAPITAL. Borrower hereby expressly transfers and assigns to GE CAPITAL the benefit of all covenants contained in the ground lease, whether or not such covenants run with the land, but GE CAPITAL shall have no liability with respect to such covenants or any other covenants contained in the ground lease.

Borrower shall neither surrender the leasehold estate or interests herein conveyed nor terminate or cancel the ground lease creating said estate and interests, and Borrower shall not, without the express written consent of GE CAPITAL, alter or amend said ground lease. There shall not be a merger of the ground lease, or of the leasehold estate created thereby, with the fee estate covered by the ground lease by reason of said leasehold estate or said fee estate, or any part of either, coming into common ownership, unless GE CAPITAL shall consent in writing to such merger; if Borrower shall acquire such fee estate, then this Instrument shall simultaneously and without further action be spread so as to become a lien on such fee estate.

7. USE OF PROPERTY. Unless required by applicable law or unless GE CAPITAL has otherwise agreed in writing, Borrower shall not allow changes in the use for which all or any part of the Property was intended at the time this Instrument was executed, Borrower shall not, without GE CAPITAL's prior written consent, (a) initiate or acquiesce in a change in the zoning classification (including any variance under any existing zoning ordinance applicable to the Property), (b) pen-nit the use of the Property to become a non-conforming use under applicable zoning ordinances, (c) file any subdivision or parcel map affecting the Property, or (d) amend, modify or consent to any easement or covenants, conditions or restrictions pertaining to the Property.

8. PROTECTION OF GE CAPITAL'S SECURITY. If Borrower fails to perform any of the covenants and agreements contained in this Instrument, or if any action or proceeding is commenced which affects the Property or title thereto or the interest of GE CAPITAL therein, including, but not limited to, eminent domain, insolvency, code enforcement, or arrangements or proceedings involving a bankrupt or decedent, then GE CAPITAL, at GE CAPITAL's, option may

8                          Commercial Mortgage

make such appearances, disburse such sums and take such action as GE CAPITAL deems necessary, in its sole discretion, to protect GE CAPITAL's interest, including, but not limited to, (a) disbursement of attorneys' fees, (b) entry upon the Property to make repairs, (c) procurement of satisfactory insurance as provided in Section 5 hereof, and/or (d) if this Instrument is on a leasehold, exercise of any option to renew or extend the ground lease on behalf of Borrower and the curing of any default of borrower in the terms and conditions of the ground lease.

Any amounts disbursed by GE CAPITAL pursuant to this Section 8, with interest thereon, shall become additional Indebtedness of Borrower secured by this Instrument. Unless Borrower and GE CAPITAL agree to other terms of payment, such amounts shall be immediately due and payable and shall bear interest from the date of disbursement at the highest rate which may be collected from Borrower under applicable law or, at GE CAPITAL's option, the rate stated in the Note. Borrower hereby covenants and agrees that GE CAPITAL shall be subrogated to the lien of any mortgage or other lien discharged, in whole or in part, by the Indebtedness. Nothing contained in this Section 8 shall require GE CAPITAL to incur any expense or take any action hereunder.

9, INSPECTION. GE CAPITAL may make or cause to be made reasonable entries upon the Property to inspect the interior and exterior thereof

10. FINANCIAL DATA. Borrower will furnish to GE CAPITAL, and will cause each guarantor of the Indebtedness to furnish to GE CAPITAL upon request, within ninety (90) days after the close of each calendar year, (i) balance sheet and profit and loss statements for the immediately preceding calendar year prepared in accordance with generally accepted accounting principles and practices consistently applied and, if GE CAPITAL so requires, accompanied by the annual audit report of an independent certified public accountant reasonably acceptable to GE CAPITAL, (ii) an operating statement for the immediately preceding calendar year together with a complete rent roll and other supporting data reflecting all material information with respect to the operation of the Property and Improvements during the period covered thereby, and (iii) all other financial information and reports that GE CAPITAL may, from time to time, reasonably request, including, if GE CAPITAL so requires, income tax returns of Borrower and any guarantor of the Indebtedness, and financial statements of any tenant of the Property designated by GE CAPITAL.

11. CONDEMNATION. If the Property, or any part thereof, shall be condemned for any reason, including, without limitation, fire or earthquake damage, or otherwise taken for public or quasi-public use under the power of eminent domain, or be transferred in lieu thereof, all damages or other amounts awarded for the taking of, or injury to, the Property shall be paid to GE CAPITAL, and GE CAPITAL shall have the right, in its sole and absolute discretion, to apply the amounts so received against (a) the costs and expenses of GE CAPITAL, including reasonable attorneys' fees incurred in connection with collection of such amounts, and (b) the balance against the Indebtedness; provided, however, that if (i) no Event of Default shall have occurred and be continuing hereunder, (ii) Borrower provides evidence satisfactory to GE CAPITAL of its ability to pay all amounts becoming due under the Note during the pendency of any restoration or repairs to or replacement of the Property, (iii) GE CAPITAL determines, in its sole discretion, that the proceeds of such award are sufficient to restore, repair, replace and rebuild the Property as nearly as possible to its value, condition and character immediately prior to such taking (or, if the proceeds of such award are insufficient for such purpose, if Borrower provides additional sums to GE CAPITAL's satisfaction

9                        Commercial Mortgage

so that the aggregate of such sums and the proceeds of such award will be sufficient for such purpose), and (iv) Borrower provides evidence satisfactory to GE CAPITAL that, as a result of either the condemnation or taking- or the repairs to or replacement of the Property, none of the tenants of the Property will terminate their lease agreements, then the proceeds of such award, together with additional sums provided by Borrower, shall be placed in a separate account for the benefit of GE CAPITAL and Borrower to be used to restore, repair, replace and rebuild the Property as nearly as possible to its value, condition and character immediately prior to such taking. All work to be performed in connection therewith shall be pursuant to a written contract therefor, which contract shall be subject to the prior approval of GE CAPITAL. To the extent that any funds remain after the Property has been so restored and repaired, the same shall be applied against the Indebtedness in such order as GE CAPITAL may elect. To enforce its rights hereunder, GE CAPITAL shall be entitled to participate in and control any condemnation proceedings and to be represented therein by counsel of its own choice, and Borrower will deliver, . or cause to be delivered to GE CAPITAL such instruments as may be requested by GE CAPITAL from time to time to permit such participation. In the event GE CAPITAL, as a result of any such judgment, decree or award, believes that the payment or performance of any of the Indebtedness is or shall be impaired, GE CAPITAL may declare all of the Indebtedness immediately due and payable.

12. BORROWER AND LIEN NOT RELEASED. From time to time, GE CAPITAL may, at GE CAPITAL's option, without giving notice to or obtaining the consent of Borrower, Borrower's successors or assigns or of any junior lienholder or guarantors, without liability on GE CAPITAL's part and notwithstanding Borrower's breach of any covenant or agreement of Borrower in this Instrument, extend the time for payment of the Indebtedness or any part thereof, reduce the payments thereon, release anyone liable on any of the Indebtedness, accept an extension or modification or renewal note or notes therefor, modify the terms and time of payment of the Indebtedness, release from the lien of this Instrument any part of the Property, take or release other or additional security, reconvey any part of the Property, consent to any map or plan of the Property, consent to the granting of any easement, join in any extension or subordination agreement, and agree in writing with Borrower to modify the rate of interest or period of amortization of the Note or decrease the amount of the monthly installments payable thereunder. Any actions taken by GE CAPITAL pursuant to the terms of this Section 12 shall not affect the obligation of Borrower or Borrower's successors or assigns to pay the sums secured by this Instrument and to observe the covenants of Borrower contained herein, shall not affect the guaranty of any person, corporation, partnership or other entity for payment of the Indebtedness, and shall not affect the lien or priority of the lien hereof on the Property. Borrower shall pay GE CAPITAL a service charge, together with such title insurance premiums and attorneys' fees as may be incurred at GE CAPITAL's option, for any such action if taken at Borrower's request.

13. FORBEARANCE BY GE CAPITAL NOT A WAIVER. Any forbearance by GE CAPITAL in exercising any right or remedy hereunder, or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of any other right or remedy. The acceptance by GE CAPITAL of payment of any sum secured by this Instrument after the due date of such payment shall not be a waiver of GE CAPITAL's right to either require prompt payment when due of all other sums so secured or to declare a default for failure to make prompt payment. The procurement of insurance or the payment of taxes or other liens or charges by GE CAPITAL shall not be a waiver of GE CAPITAL's right to accelerate the maturity of the Indebtedness secured by this Instrument, nor shall

10                               Commercial Mortgage

GE CAPITAL's receipt of any awards, proceeds or damages under Sections 5 or 11 hereof operate to cure or waive Borrower's default in payment of sums secured by this Instrument.

14. UNIFORM COMMERCIAL CODE SECURITY AGREEMENT. This Instrument is intended to be a security agreement pursuant to the Uniform Commercial Code for any and all of the items specified above as part of the Property which, under applicable law, may be subject to a security interest pursuant to the Uniform Commercial Code, and Borrower hereby grants and conveys to GE CAPITAL a first and prior security interest in all of the Property that constitutes personalty, whether now owned or hereafter acquired. Borrower agrees that GE CAPITAL may file this Instrument, or a reproduction thereof, in the real estate records or other appropriate index, as a financing statement for any of the items specified above as part of the Property. Any reproduction of this Instrument or of any other security agreement or financing, statement shall be sufficient as a financing statement. In addition, Borrower agrees to execute and deliver to GE CAPITAL, upon GE CAPITAL's request, any financing statements, as well as extensions, renewals and amendments thereof, and reproductions of this Instrument in such form as GE CAPITAL may require to perfect a security interest with respect to the foregoing items. Borrower shall pay all costs of filing such financing statements and any extensions, renewals, amendments and releases thereof, and shall pay all costs and expenses of any record searches for financing statements GE CAPITAL may require. Without the prior written consent of GE CAPITAL, Borrower shall not create or suffer to be created pursuant to the Uniform Commercial Code any other security interest in said items, including replacements and additions thereto. Upon Borrower's breach of any covenant or agreement of Borrower contained in this Instrument, including the covenants to pay when due all sums secured by this Instrument, GE CAPITAL shall have the remedies of a secured party under the Uniform Commercial Code, and GE CAPITAL also may invoke the remedies provided in Section 26 of this Instrument as to uch items. In exercising any of said remedies, GE CAPITAL may proceed against the items of real property and any items of personal property specified above, separately or together, and in any order whatsoever, without in any way affecting the availability of GE CAPITAL's remedies under the Uniform Commercial Code or of the remedies provided in Section 26 of this Instrument. Within ten (1O) days following any request therefor by GE CAPITAL, Borrower shall prepare and deliver to GE CAPITAL a written inventory specifically listing all of the personal property covered by the security interest herein granted, which inventory shall be certified by Borrower as being true, correct and complete.

15. LEASES OF THE PROPERTY. As used in this section 1.5, the word "Lease" shall include subleases if this Instrument is on a leasehold. Borrower shall comply with and observe Borrower's obligations as landlord under all Leases of the Property or any part thereof All Leases now or hereafter entered into will be in form and substance subject to the approval of GE CAPITAL. All Leases of the Property shall specifically provide that such Leases are subordinate to this Instrument; that the tenant attorns to GE CAPITAL, such attornment to be effective upon GE CAPITAL's acquisition of title to the Property; that the tenant agrees to execute such further evidences of attornment as GE CAPITAL may, from time to time, request; that the attornment of the tenant shall not be terminated by foreclosure; and that GE CAPITAL may, at GE CAPITAL's option, accept or reject such attornments. Borrower shall not, without GE CAPITAL's written consent, request or consent to the subordination of any Lease of all or any part of the Property to any lien subordinate to this Instrument. If Borrower becomes aware that any tenant proposes to do, or is doing, any act or thing which may give rise to any right of set-off against rent, Borrower shall
(a) take

                       11                         Commercial Mortgage

such steps as shall be reasonably calculated to prevent the accrual of any right to a set-off against rent, (b) immediately notify GE CAPITAL thereof in writing and of the amount of said set-offs, and (c) within ten (1O) days after such accrual, reimburse the tenant who shall have acquired such right to set-off or take such other steps as shall effectively discharge such setoff and as shall assure that rents thereafter due shall continue to be payable without set-off or deduction. Upon GE CAPITAL's receipt of notice of the occurrence of any default or violation by Borrower of any of its obligations under the Leases, GE CAPITAL shall have the immediate right, but not the duty or obligation, without prior written notice to Borrower or to any third party, to enter upon the Property and to take such actions as GE CAPITAL may deem necessary to cure any default or violation by Borrower under the Leases. The costs incurred by GE CAPITAL in taking any such actions pursuant to this
Section 15 shall become part of the Indebtedness, shall bear interest at the rate provided in the Note, and shall be payable by Borrower to GE CAPITAL on demand. GE CAPITAL shall have no liability to Borrower or to any third party for any actions taken by GE CAPITAL or not taken pursuant to this Section 15.

16. REMEDIES CUMULATIVE. Each remedy provided in this Instrument is distinct and cumulative to all other rights or remedies under this Instrument or afforded by law or equity, and may be exercised concurrently, independently or successively, in any order whatsoever.

17. TRANSFERS OF THE PROPERTY OR BENEFICIAL INTERESTS IN
BORROWER: ASSUMPTION. GE CAPITAL may, at its option, declare all sums secured by this Instrument to be immediately due and payable, and GE CAPITAL may invoke any remedies permitted by Section 26 of this Instrument, if title to the Property is changed without the prior written consent of GE CAPITAL, which consent shall be at GE CAPITAL's sole discretion. Any transfer of any interest in the Property or in the income therefrom, by sale, lease (except for leases to tenants in the ordinary course of managing income property which are approved by GE CAPITAL pursuant to Section 15 of this Instrument), contract, mortgage, deed of trust, further encumbrance or otherwise (including any- such transfers as security for additional financing of the Property), other than a Permitted Transfer or in a "Merger Transaction" (defined below), shall be considered a change of title to the Property. GE CAPITAL shall have the right to condition its consent, where such consent shall be required, to any proposed sale or transfer described in this Section 17 upon, among other things, GE CAPITAL's approval of the transferee's creditworthiness and management ability, and the transferee's execution, prior to the sale or transfer, of a written assumption agreement containing such terms as GE CAPITAL may require, including, if required by GE CAPITAL, the imposition of an assumption fee of one percent (1%) of the then outstanding balance of the Indebtedness. Consent by GE CAPITAL to one transfer of the Property shall not constitute consent to subsequent transfers or waiver of the provisions of this
Section 17. No transfer by Borrower shall relieve Borrower of liability for payment of the Indebtedness. This Section 17 shall not be applicable to purchases and sales of Borrower's common stock in the ordinary course of Borrower's business which occur from time to time on the NASDAQ or other public stock exchanges. As used in this Section 17, a "Merger Transaction" shall mean any merger with an unrelated third-party, approved by the Board of directors of Borrower, in which Borrower either ceases to exist as a corporate entity or becomes a wholly owned subsidiary of such unrelated third-party. GE CAPITAL'S consent shall not be required in any Merger Transaction as long as
(a) Borrower gives GE CAPITAL at least thirty 0) days' prior written notice of its intent to merge and delivers, to GE CAPITAL all financial information requested by GE CAPITAL with respect to the entity that will survive the merger; (b) the entity that will survive

                           12                      Commercial Mortgage

the merger satisfies GE CAPITAL's then current underwriting- criteria, as determined by GE CAPITAL in its sole discretion, and (c) the surviving entity assumes all of the obligations of Borrower under the Loan Documents in writing. A Mercer Transaction which does not satisfy the criteria of this
Section 17 (such mercer being called an "Unsatisfactory Merger") shall not be an Event of Default under this Instrument or any of the Loan Documents provided that the entire outstanding amount of the Indebtedness (including the outstanding principal balance of the Note, all accrued but unpaid interest on the Note and the Loan Documents, and all applicable Prepayment Premiums, including applicable Transfer Fees, as defined in the Note) is paid in full to GE CAPITAL within thirty (30) days of the effective date of the Unsatisfactory Merger. If a Merger Transaction satisfies the requirements of this Section 17, then Borrower shall pay to GE CAPITAL the 1% assumption fee described in this Section 17 plus all fees, costs and expenses incurred by GE CAPITAL in connection with the assumption of the Loan by the entity surviving the Merger Transaction including without limitation, reasonable attorney's fees and the costs of any endorsements to the mortgagee's title policy issued to GE CAPITAL in connection with the Loan.

18. NOTICE. Except for any notice required under applicable law to be given in another manner, any and all notices, elections, demands, or requests permitted or required to be made under this Instrument or under the Note shall be in writing, signed by the party giving such notice, election, demand or request, and shall be delivered personally, by telegram, or sent by registered, certified, or Express United States mail, postage prepaid, or by Federal Express or similar service requiring a receipt, to the other party at the address stated above, or to such other party and at such other address within the United States of America as any party may designate in writing as provided herein. The date of receipt of such notice, election, demand or request shall be the earliest of (a) the date of actual receipt, (b) three (3) days after the date of mailing by registered or certified mail, (c) one (1) day after the date of mailing by Express Mail or the delivery (for redelivery) to Federal Express or another similar service requiring a receipt, or (d) the date of personal delivery (or refusal upon presentation for delivery).

19. SUCCESSORS AND ASSIGNS BOUND, JOINT AND SEVERAL LIABLE AGENTS, CAPTIONS. The covenants and agreements herein contained shall bind, and the rights hereunder shall inure to, the respective heirs, successors and assigns of GE CAPITAL and Borrower, subject to the provisions of Section 17 hereof If Borrower is comprised of more than one person or entity, whether as individuals, partners, partnerships or corporations, each such person or entity shall be jointly and severally liable for Borrower's obligations hereunder. In exercising any rights hereunder or taking any actions provided for herein, GE CAPITAL may act through its employees, agents or independent contractors as authorized by GE CAPITAL, The captions and headings of the sections of this Instrument are for convenience only and are not to be used to interpret or define the provisions hereof

20. WAIVER OF STATUTE OF LIMITATIONS. Borrower hereby waives the right to assert any statute of limitations as a bar to the enforcement of the lien of this Instrument or to any action brought to enforce the Note or any other obligation secured by this Instrument.

21. WAIVER OF MARSHALLING. Notwithstanding the existence of any other security interests in the Property held by GE CAPITAL or by any other party, GE CAPITAL shall have the right to determine the order in which any or all of the Property shall be subjected to the remedies

13                            Commercial Mortgage

provided herein. GE CAPITAL shall have the right to determine the order in which any or all prove portions of the Indebtedness secured hereby are satisfied from the proceeds realized upon the exercise of the remedies provided herein. Borrower, any party who consents to this Instrument and any party who now or hereafter acquires a security interest in the Property and who has actual or constructive notice hereof hereby waives any and all night to require the marshalling of assets in connection with the exercise of any of the remedies permitted by applicable law or provided herein.

22. HAZARDOUS WASTE. GE CAPITAL has received a Phase I Environmental Site Assessment dated December 22, 1999, prepared by GME Consulting Services, Inc., a Limited Phase 11 Subsurface Investigation dated January 18, 2000, and an Environmental Questionnaire dated January 18, 2000 (collectively, the "Report"). Except as disclosed to GE CAPITAL in the Report, Borrower has received no notification of any kind suggesting that the Property or any adjacent property is or may be contaminated with any hazardous waste or materials or is or may be required to be cleaned up in accordance with any applicable law or regulation; and Borrower further represents and warrants that, except as previously disclosed to GE CAPITAL in writing, to the best of its knowledge as of the date hereof, after due and diligent inquiry, there are no hazardous waste or materials located in, on or under the Property or any adjacent property, or incorporated in any Improvements. nor has the Property or any adjacent property ever been used as a landfill or a waste disposal site, or a manufacturing, handling, storage, distribution or disposal facility for hazardous waste or materials. As used herein, the term "hazardous waste or materials" includes any substance or material defined in or designated as hazardous or toxic wastes, hazardous or toxic material, a hazardous, toxic or radioactive substance, or other similar term, by any federal, state or local statute, regulation or ordinance now or hereafter in effect. Borrower shall promptly comply with all statutes, regulations and ordinances, and with all orders, decrees or judgments of governmental authorities or courts having-jurisdiction, relating to the use, collection, treatment, disposal, storage, control, removal or cleanup of hazardous waste or materials in, on or under the Property or any adjacent property, or incorporated in any Improvements, at Borrower's expense. In the event that GE CAPITAL at any time has a reasonable belief that the Property is not free of all hazardous waste or materials or that Borrower has violated any applicable environmental law with respect to the Property, then immediately, upon request by GE CAPITAL, Borrower shall obtain and furnish to GE CAPITAL, at Borrower's sole cost and expense, an environmental audit and inspection of the Property from an expert satisfactory to GE CAPITAL. In the event that Borrower fails to immediately obtain such audit or inspection, GE CAPITAL or its agents may perform or obtain such audit or inspection at Borrower's sole cost and expense. GE CAPITAL may, but is not obligated to, enter upon the Property and take such actions and incur such costs and expenses to effect such compliance as it deems advisable to protect its interest in the Property; and whether or not Borrower has actual knowledge of the existence of hazardous waste or materials on the Property or any adjacent property as of the date hereof, Borrower shall reimburse GE CAPITAL as provided in Section 23 below for the full amount of all costs and expenses incurred by GE CAPITAL prior to GE CAPITAL acquiring title to the Property through foreclosure or acceptance of a deed in lieu of foreclosure, in connection with such compliance activities. Neither this provision nor any of the other Loan Documents shall operate to put GE CAPITAL in the position of an owner of the Property prior to any acquisition of the Property by GE CAPITAL. The rights granted to GE CAPITAL herein and in the other Loan Documents are granted solely for the protection of GE CAPITAL's lien and security interest covering, the Property and do not grant to GE CAPITAL the fight to control Borrower's actions, decisions or policies regarding hazardous waste or materials.


                               14

23. ADVANCES COSTS AND EXPENSES. Borrower shall pay, within ten (10) days after written demand from GE CAPITAL, all sums advanced by GE CAPITAL and all costs and expenses incurred by GE CAPITAL in taking any actions pursuant to the Loan Documents, including attorneys' fees and disbursements, accountants' fees, appraisal and inspection fees, and the costs for title reports and guaranties, together with interest thereon at the rate applicable under the Note after an Event of Default from the date such costs were advanced or incurred. All such costs and expenses incurred by GE CAPITAL and advances made shall constitute advances under this Instrument to protect the Property and shall be secured by and have the same priority as the lien of this Instrument. If Borrower fails to pay any such advances, costs and/or expenses and interest thereon, GE CAPITAL may apply any undisbursed loan proceeds to pay the same and, without foreclosing the lien of this Instrument, may, at its option, commence an independent action against Borrower for the recovery of the costs, expenses and/or advances, with interest, together with costs of suit, costs of title reports and guaranty of title, disbursements of counsel and reasonable attorneys' fees incurred therein or in any appeal therefrom.

24. ASSIGNMENT OF LEASES AND RENTS. Borrower, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, to secure the Indebtedness, does hereby absolutely and unconditionally grant, bargain, sell, transfer, assign, convey, set over and deliver unto GE CAPITAL all right, title and interest of Borrower in, to and under the Leases of the Property, whether now in existence or hereafter entered into, and all guaranties, amendments, extensions and renewals of said Leases and any of them, and all rents, income and profits which may now or hereafter be or become due or owing under the Leases, and any of them, or on account of the use of the Property.

Borrower represents, warrants, covenants and agrees with GE CAPITAL as follows:

(a) The sole ownership of the entire lessor's interest in the Leases is vested in Borrower, and Borrower has not, and shall not, perform any acts or execute any other instruments which might prevent GE CAPITAL from fully exercising its rights with respect to the Leases under any of the terms, covenants and/or conditions of this Instrument.

(b) The Leases are and shall be valid and enforceable in accordance with their terms and have not been and shall not be altered, modified, amended, terminated, canceled, renewed or surrendered, except as approved in writing by GE CAPITAL. The terms and conditions of the Leases have not been and shall not be waived in any manner whatsoever, except as approved in writing by GE CAPITAL.

(c) Borrower shall not materially alter the term or the amount of rent payable under any Lease without prior written notice to GE CAPITAL and GE CAPITAL's prior written consent, which consent shall not be unreasonably withheld.

(d) To the best of Borrower's knowledge, there are no defaults now existing under any of the Leases and there exists no state of facts which, with the giving of notice or lapse of time or both, would constitute a default under any of the Leases.

15                        Commercial Mortgage

(e) Borrower shall give prompt written notice to GE CAPITAL of any notice received by Borrower claiming, that a default has occurred under any of the Leases on the part of Borrower, together with a complete copy of any such notice.

(f) Each of the Leases shall remain in full force and effect irrespective of any merger of the interest of lessor and any lessee under any of the Leases.

(g) Borrower will not permit any Lease to become subordinate to any lien other than the lien of this Instrument.

(h) Borrower shall not permit or consent to the assignment by any tenant of its rights under its Lease without the prior written consent of GE CAPITAL. Without limitation of the foregoing, Borrower shall not permit or consent to the filing of any encumbrance against the tenant's interest under any Lease including, without limitation, any leasehold mortgage.

This assignment is absolute, is effective immediately, and is irrevocable by Borrower so long as the Indebtedness remains outstanding. Notwithstanding the foregoing, until a Notice is sent to Borrower in writing that an Event of Default has occurred (which notice is hereafter called a "Notice"), Borrower may receive, collect and enjoy the rents, income and profits accruing from the Property.

Upon the occurrence of an Event of default hereunder, GE CAPITAL may, at its option, after service of a Notice, receive and collect all such rents, income and profits from the Property as they become due. GE CAPITAL shall thereafter continue to receive and collect all such rents, income and profits, as long as such default or defaults shall exist, and during the pendency of any foreclosure proceedings.

Borrower hereby irrevocably appoints GE CAPITAL its true and lawful attorney with power of substitution and with full power for GE CAPITAL in its own name and capacity or in the name and capacity of Borrower, from and after service of a Notice, to demand, collect, receive and give complete acquittances for any and all rents, income and profits accruing from the Property, either in its own name or in the name of Borrower or otherwise, which GE CAPITAL may deem necessary or desirable in order to collect and enforce the payment of the rents, income and profits of and from the Property. Lessees of the Property are hereby expressly authorized and directed, following receipt of a Notice from GE CAPITAL, to pay any and all amounts due Borrower pursuant to the Leases to GE CAPITAL or such nominee as GE CAPITAL may designate in a writing delivered to and received by such lessees, and the lessees of the Property are expressly relieved of any and all duty, liability or obligation to Borrower in respect of all payments so made.

Upon the occurrence of any Event of Default, from and after service of a Notice, GE CAPITAL is hereby vested with full power to use all measures, legal and equitable, deemed by it to be necessary or proper to enforce this Section 24 and to collect the rents, income and profits assigned hereunder, including the right of GE CAPITAL or its designee, to enter upon the Property, or any part thereof, and take possession of all or any part of the Property together with all personal property,

                        16                        Commercial Mortgage

fixtures, documents, books, records, papers and accounts of Borrower relating, thereto, and GE CAPITAL may exclude Borrower, its agents and servants, wholly therefrom. Borrower hereby grants full power and authority to GE CAPITAL to exercise all rights, privileges and powers herein granted at any and all times after service of a Notice, with full power to use and apply all of the rents and other income herein assigned to the payment of the costs of managing and operating the Property and of any indebtedness or liability of Borrower to GE CAPITAL, including, but not limited, to the payment of taxes, special assessments, insurance premiums, damage claims, the costs of maintaining, repairing, rebuilding and restoring the Improvements on the Property or of making the same rentable, reasonable attorneys' fees incurred in connection with the enforcement of this Instrument, and of principal and interest payments due from Borrower to GE CAPITAL on the Note and this Instrument, all in such order as GE CAPITAL may determine. GE CAPITAL shall be under no obligation to exercise or prosecute any of the rights or claims assigned to it hereunder or to perform or carry out any of the obligations of the lessor under any of the Leases and does not assume any of the liabilities in connection with or arising or growing out of the covenants and agreements of Borrower in the Leases. It is further understood that the assignment set forth in this Section 24 shall not operate to place responsibility for the control, care, management or repair of the Property, or parts thereof, upon GE CAPITAL, nor shall it operate to make GE CAPITAL liable for the performance of any of the terms and conditions of any of the Leases, or for any waste of the Property by any lessee under any of the Leases, or any other person, or for any dangerous or defective condition of the Property or for any negligence in the management, upkeep, repair or control of the Property resulting in loss or injury or death to any lessee, licensee, employee or stranger.

In the event GE CAPITAL exercises its remedial rights under Section 687.09, Florida Statutes, if an Event of Default shall occur, Borrower agrees to cooperate and not hinder GE CAPITAL's ability to enforce said rights.

25. DEFAULT. The following shall each constitute an event of default ("Event of Default"):

(a) Failure of or refusal by Borrower to pay any portion of the sums secured by this Instrument when due, and such failure or refusal shall continue for a period of ten (10) days after written notice is given to Borrower by GE CAPITAL specifying such failure; or

(b) Failure of Borrower within the time required by this Instrument to make any payment for taxes, insurance or for reserves for such payments, or any other payment necessary to prevent filing of or discharge of any lien, and such failure shall continue for a period of ten (1O) days after written notice is given to Borrower by GE CAPITAL specifying such failure; or

(c) Failure by Borrower to observe or perform any obligations of Borrower to GE CAPITAL on or with respect to any transactions, debts, undertakings or agreements other than the transaction evidenced by the Note; or

(d) Failure of borrower to make any payment or perform any obligation under any superior liens or encumbrances on the Property, within the time required thereunder, or commencement of any suit or other action to foreclose any superior liens or encumbrances; or


                     17                         Commercial Mortgage

 (e) Failure by Borrower to observe or perform any of its obligations under any of the Leases; or

(f) The Property is transferred or any agreement to transfer any part or interest in the Property in any manner whatsoever is made or entered into without the prior written consent of GE CAPITAL except as provided in Section 17 of this Instrument; or

(g) If any lien or encumbrance is filed against the Property, without GE CAPITAL's prior written consent; or

(h) If any lease agreement covering all or any portion of the Property is executed by Borrower without GE CAPITAL's prior written consent; or

(i) Filing by Borrower of a voluntary petition in bankruptcy or filing by Borrower of any petition or answer seeking or acquiescing in any reorganization, arrangement, composition, readjustment, liquidation, or similar relief for itself under any present or future federal, state or other statute, law or regulation relating to bankruptcy, insolvency or other relief for debtors, or the seeking, consenting to, or acquiescing by Borrower in the appointment of any trustee, receiver, custodian, conservator or liquidator for Borrower, any part of the Property, or any of the income or rents of the Property, or the making by Borrower of any general assignment for the benefit of creditors, or the inability of or failure by Borrower to pay its debts generally as they become due, or the insolvency on a balance sheet basis or business failure of Borrower, or the making or suffering of a preference within the meaning of federal bankruptcy law, or the making of a fraudulent transfer under applicable federal or state law, or concealment by Borrower of any of its property in fraud of creditors, or the imposition of a lien upon any of the property of Borrower which is not discharged in the manner permitted by Section 4 of this Instrument, or the giving of notice by Borrower to any governmental body of insolvency or suspension of operations; or

(j) Filing of a petition against Borrower seeking any reorganization, arrangement, composition, readjustment, liquidation, or similar relief under any present or future federal, state or other law or regulation relating to bankruptcy, insolvency or other relief for debts, or the appointment of any trustee, receiver, custodian, conservator or liquidator of Borrower, of any part of the Property or of any of the income or rents of the Property, unless such petition shall be dismissed within sixty (60) days after such filing, but in any event prior to the entry of an order, judgment or decree approving such petition; or

(k) The institution of any proceeding for the dissolution or termination of Borrower voluntarily, involuntarily, or by operation of law, or the death of Borrower; or

(1) A material adverse change occurs in the assets, liabilities or net worth of Borrower or any of the guarantors of the indebtedness evidenced by the Note from the assets, liabilities or net worth of Borrower or any of the guarantors of the indebtedness evidenced by the Note previously disclosed to GE CAPITAL; or

(m) Any warranty, representation or statement furnished to GE CAPITAL by or on behalf of Borrower under the Note, this Instrument, any of the other Loan Documents or the

                     18                           Commercial Mortgage

 Certificate and Indemnity Agreement Regarding Hazardous Substances, shall prove to have been false or misleading in any material respect; or

(n) Failure of Borrower to observe or perform any other covenant or condition contained in the Note and such default shall continue for thirty (30) days after notice is given to Borrower specifying the nature of the failure. No notice of default and no opportunity to cure shall be required if during the prior twelve (I 2) months GE CAPITAL has already sent two (2) notices to Borrower concerning default in performance of the same obligation; or

(o) Failure of Borrower to observe or perform any other obligation under this Instrument, any other Loan Document or the Certificate and Indemnity Regarding Hazardous Substances when such observance or performance is due, and such failure shall continue beyond the applicable cure period set forth in such Loan Document, or if the default cannot be cured within such applicable cure period, Borrower fails within such time to commence and pursue curative action with reasonable diligence or falls at any time after expiration of such applicable cure period to continue with reasonable diligence all necessary curative actions. No notice of default and no opportunity to cure shall be required if during the prior twelve (I 2) months GE CAPITAL has already sent two (2) notices to Borrower concerning default in performance of the same obligation- or

(p) Any of the foregoing events occur with respect to any tenant of the Property, with respect to any guarantor of any of Borrower's obligations in connection with the Indebtedness or with respect to any guarantor of any tenant's obligations relating to the Property, or such guarantor dies or becomes incompetent; or

(q) The occurrence of any default under any of the documents evidencing and/or securing other Loans.

26.     RIGHTS AND REMEDIES ON DEFAULT.

Upon the occurrence of any Event of Default and at any time thereafter, GE CAPITAL may exercise any one or more of the following rights and remedies, to the extent available to GE CAPITAL under Florida law:

(a) GE CAPITAL may declare the entire Indebtedness, including the then unpaid principal balance on the Note, the accrued but unpaid interest thereon, court costs and attorneys' fees hereunder immediately due and payable, without notice, presentment, protest, demand or action of any nature whatsoever (each of which hereby is expressly waived by Borrower), whereupon the same shall become immediately due and payable. Additionally, GE CAPITAL shall not be required to make any further advances on the Note or other Loan Documents upon the occurrence of an Event of Default or an event which, with the giving of notice or passing of time or both, would constitute an Event of Default.

(b) GE CAPITAL may enter upon the Property and take exclusive possession thereof and of all books, records and accounts relating thereto without notice and without being guilty of trespass, and hold, lease, manage, operate or otherwise use or permit the use of the Property, either itself or by other persons, firms or entities, in such manner, for such time and upon

19                           Commercial Mortgage

such other terms as GE CAPITAL may deem to be prudent and reasonable under the circumstances (making such repairs, alterations, additions and improvements thereto and taking any and all other action with reference thereto, from time to time, as GE CAPITAL shall deem necessary or desirable), and apply all rents and other amounts collected by GE CAPITAL in connection therewith in accordance with the provisions of subsection (h) of this Section 26. Borrower hereby irrevocably appoints GE CAPITAL as the agent and attorney-in-fact of borrower, with full power of substitution, and in the name of Borrower, if GE CAPITAL elects to do so, to (i) endorse the name of Borrower on any checks or drafts representing proceeds of the insurance policies, or other checks or instruments payable to Borrower with respect to the Property, (ii) prosecute or defend any action or proceeding incident to the Property, and (iii) take any action with respect to the Property that GE CAPITAL may at any time and from time to time deem necessary or appropriate. GE CAPITAL shall have no obligation to undertake any of the foregoing actions, and if GE CAPITAL should do so, it shall have no liability to Borrower for the sufficiency or adequacy of any such actions taken by GE CAPITAL.

(c) GE CAPITAL, with or without entry, personally or by its agents or attorneys, insofar as applicable, may: (i) sell the Property and all estate, right, title and interest, claim and demand therein, and right of redemption thereof, to the extent permitted by and pursuant to the procedures provided by law, at one or more sales, and at such time and place upon such terms and after such notice thereof as may be required or permitted by law; (ii) institute proceedings for the complete or partial foreclosure of this Instrument; or (iii) take such steps to protect and enforce its rights whether by action, suit or proceeding in equity or at law for the specific performance of any covenant, condition or agreement in the Note or in this Instrument, (without being required to foreclose this Instrument) or in aid of the execution of any power herein granted, or for any foreclosure hereunder, or for the enforcement of any other appropriate legal or equitable remedy or otherwise as GE CAPITAL shall elect.

(d) GE CAPITAL may institute any one or more actions of mortgage foreclosure against all or any part of the Property, or take such other action at law or in equity for the enforcement of this Instrument and realization on the
security herein or elsewhere provided for, as the law may allow,	and may
proceed therein to final 'judgment and execution for the entire unpaid balance of the principal debt, with interest at the rate defined in the Note to the date of default, and thereafter at the post-maturity rate described in the Note, together with all other sums due by Borrower in accordance with the provisions of the Loan Documents and this Instrument, all costs of suit, together with interest at the post-maturity rate described in the Note on any judgment obtained by GE CAPITAL from and after the date of any sheriff or other judicial sale until actual payment is made of the full amount due GE CAPITAL, and reasonable attorneys' fees.

(e) (i) Upon, or at any time after, commencement of foreclosure of the lien and security interest provided for herein or any legal proceedings hereunder, GE CAPITAL may make application to a court of competent jurisdiction, as a matter of strict night and without notice to Borrower or regard to the adequacy of the Property, for the repayment of the Indebtedness, for appointment of a receiver of the Property, and Borrower does hereby irrevocably consent to such appointment. Any such receiver shall have all the usual powers and duties of receivers in similar cases, including the full power to rent, maintain and otherwise operate the Property upon such terms


20                         Commercial Mortgage

as may be approved by the court, and shall apply such rents in accordance with the provisions of subsection (h) of this Section 2.6.

(ii)	GE CAPITAL may exercise any and all other rights, remedies and recourses granted under the Loan Documents or now or hereafter existing, in equity, at law, by virtue of statute or otherwise.

(f) GE CAPITAL shall have all rights, remedies and recourses granted in the Loan Documents and available at law or equity (including specifically those granted by the Florida Uniform Commercial Code in effect and applicable to the Property or any portion thereof and the same (i) shall be cumulative and concurrent; (ii) may be pursued separately, successively or concurrently against Borrower, any guarantor of the Indebtedness or others obligated under the Note, or against the Property, or against any one or more of them at the sole discretion of GE CAPITAL; (iii) may be exercised as often as occasion therefor shall arise, it being agreed by Borrower that the exercise or failure to exercise any of the same shall in no event be construed as a waiver or release thereof or of any other right, remedy or recourse; and (iv) are intended to be, and shall be, nonexclusive.

(g) To the fullest extent permitted by law, Borrower hereby irrevocably and unconditionally waives and releases (i) all benefits that might accrue to Borrower by any present or future laws exempting the Property from attachment, levy or sale on execution or providing for any appraisement, valuation, stay of execution, exemption from civil process, redemption or extension of time for payment; (ii) all notices of any Event of Default (except as may be specifically provided for under the terms hereof, presentment, demand, notice of intent to accelerate, notice of acceleration and any other notice of GE CAPITAL's election to exercise or the actual exercise of any right, remedy or recourse provided for under the Loan Documents; (iii) any right to appraisal or marshalling of assets or a sale in inverse order of alienation; (iv) the exemption of homestead; and (v) the administration of estates of decedents, or other matter to defeat, reduce or affect the right of GE CAPITAL under the terms of this Instrument to sell the Property for- the collection of the Indebtedness secured hereby (without any prior or different resort for collection) or the right of GE CAPITAL, under the terms of this Instrument, to receive the payment of the Indebtedness out of the proceeds of sale of the Property in preference to every other person and claimant whatever (only reasonable expenses of such sale being first deducted).

(h) The proceeds of any sale of, and the rents, profits and other income generated by the holding, leasing, operating or other use of the Property, shall be applied by GE CAPITAL (or the receiver, if one is appointed) to the extent that funds are so available therefrom in the following orders of priority: (i) first, to the payment of the costs and expenses of taking possession of the Property and of holding, using, leasing, maintaining, repairing, improving and selling the same, including, without limitation, (A) receiver's fees; (B) costs of advertisement- (C) attorneys' and accountants' fees; and (D) court costs, if any; (ii) second, to the payment of all amounts, other than the principal amount and accrued but unpaid interest on the Note which may be due to GE CAPITAL under the Loan - Documents, including all Indebtedness, together with interest thereon as provided therein, in such order and manner as GE CAPITAL may determine; (iii) third, to the payment of the principal amount outstanding on the Note in such order and manner as GE CAPITAL may determine and all other Indebtedness; (iv) fourth, to the payment of all accrued but unpaid interest due on the Note in such order and manner as GE CAPITAL may deter-mine; and (v) fifth, to Borrower.

21                         Commercial Mortgage

Borrower, any guarantor of the Indebtedness and any other party liable on the Indebtedness shall be liable for any deficiency remaining in the Indebtedness subsequent to any sale referenced in this subsection (h).

(i) GE CAPITAL shall have the right to become the purchaser at any sale of the Property hereunder and shall have the right to be credited on the amount of its bid therefor all of the Indebtedness due and owing as of the date of such sale.

(j) If GE CAPITAL shall accelerate the Indebtedness following the occurrence of an Event of Default, any payments received by GE CAPITAL following such acceleration, whether as the result of voluntary payments made by Borrower or as a result of the sale of the Property at or after the foreclosure, shall be deemed voluntary prepayments of the Note and accordingly, the prepayment premium required under the Note shall also be payable, subject to the terms of the Note.

(k) The purchaser at any trustee's or foreclosure sale hereunder may disaffirm any easement granted, or rental, lease or other contract made in violation of any provisions of this Instrument and may take immediate possession of the Property free from, and despite the terms of, any such grant of easement, rental, lease or other contract.

27. RELEASE. Upon payment of all sums secured by this Instrument, GE CAPITAL shall release this Instrument at Borrower's cost.

28. USE OF PROPERTY. The Property is not currently used for agricultural, farming, timber or grazing purposes. Borrower war-rants that this Instrument is and will at all times constitute a commercial mortgage, as defined under appropriate state law.

29. FUTURE ADVANCES. Upon request of Borrower, GE CAPITAL, at GE CAPITAL's option so long as this Instrument secures Indebtedness held by GE CAPITAL, may make Future Advances to Borrower. Such Future Advances, with interest thereon, shall be secured by this instrument when evidenced by promissory notes stating that said notes are secured hereby.

30. IMPOSITION OF TAX BY STATE,

(a) State Taxes Covered.  The following constitute state taxes to which this
Section 30 applies:

(i) A specific tax upon mortgages or upon all or any part of the indebtedness secured by a mortgage.

(ii) A specific tax on a mortgagor which the taxpayer is authorized or required to deduct from payments on the indebtedness secured by a mortgage.

(iii) A tax on a mortgage chargeable against the mortgagee or the holder of the note secured.

22                            Commercial Mortgage

(iv) A specific tax on all or any portion of the indebtedness or on payments of principal and interest made by a mortgagor.

(b) Remedies. If any state tax to which this section applies is enacted subsequent to the date of this Instrument, this shall have the same effect as an Event of Default, and GE CAPITAL may exercise any or all of the remedies available to it unless the following conditions are satisfied:

(i) Borrower may lawfully pay the tax or charge imposed by state tax, and

(ii) Borrower pays the tax or charge within thirty (30) days after notice from GE CAPITAL that the tax law has been enacted.

31. ATTORNEYS' FEES. In the event suit or action is instituted to enforce or interpret any of the terms of this Instrument (including, without limitation, efforts to modify or vacate any automatic stay or injunction), the prevailing party shall be entitled to recover all expenses reasonably incurred at, before and after trial and on appeal whether or not taxable as costs, or in any bankruptcy proceeding including, without limitation, attorneys' fees, witness fees (expert and otherwise), deposition costs, copying charges and other expenses. Whether or not any court action is involved, all reasonable expenses, including but not limited to the costs of searching records, obtaining title reports, surveyor reports, title insurance, trustee fees, and other attorneys' fees, incurred by GE CAPITAL that are necessary at any time in GE CAPITAL's opinion for the protection of its interest or enforcement of its rights shall become a part of the Indebtedness payable on demand and shall bear interest from the date of expenditure until repaid at the interest rate as provided in the Note. The term "attorneys' fees" as used in the Loan Documents shall be deemed to mean such fees as are reasonable and are actually incurred.

32. GOVERNING LAW-, SEVERABILITY. This Instrument shall be governed by the law of the State of Florida applicable to contracts made and to be performed therein (excluding choice-of-law principles). In the event that any provision or clause of this Instrument or the Note conflicts with applicable law, such conflict shall not affect other provisions of this Instrument or the Note which can be given effect without the conflicting provision, and to this end the provisions of this Instrument and the Note are declared to be severable.

33. TINE OF ESSENCE.  Time is of the essence to this Instrument.

34. CHANGES IN WRITING. This Instrument and any of its terms may only be changed, waived, discharged or terminated by an instrument in writing signed by the party against which enforcement of the change, waiver, discharge or termination is sought. Any agreement subsequently made by Borrower or GE CAPITAL relating to this Instrument shall be superior to the rights of the holder of any intervening lien or encumbrance.

35. NO OFFSET. Borrower's obligation to make payments and perform all obligations, covenants and warranties under this Instrument and under the Note shall be absolute and unconditional and shall not be affected by any circumstance, including without limitation any setoff, counterclaim, abatement, suspension, recoupment, deduction, defense or other right that Borrower

                         23                        Commercial Mortgage

or any guarantor may have or claim against GE CAPITAL or any entity participating in making the loan secured hereby. The foregoing provisions of this section, however, do not constitute a waiver of any claim or demand which Borrower or any guarantor may have in damages or other-wise against GE CAPITAL or any other person, or preclude Borrower from maintaining a separate action thereon-, provided, however, that Borrower waives any right it may have at law or in equity to consolidate such separate action with any action or proceeding brought by GE CAPITAL.

36,    INTENTIONALLY DELETED.

37.  INTENTIONALLY DELETED.

38. ASSIGNMENT. The rights of GE CAPITAL under this Instrument may be assigned by GE CAPITAL to one or more third parties without prior notice to or the consent of Borrower.

39. ADDITIONAL COLLATERAL. Concurrently herewith, Borrower shall deliver to GE CAPITAL an unconditional irrevocable letter of credit in the amount of $500,000.00 issued by PNC Bank, National Association, a national banking association ("PNC"), in form acceptable to GE CAPITAL in its sole discretion and which contains terms and conditions acceptable to GE CAPITAL (the "Letter of Credit") (the Letter of Credit and the proceeds thereof are collectively referred to as the "Additional Collateral"). Provided that no Event of Default has occurred which is continuing, GE CAPITAL shall return the Additional Collateral to Borrower within ten (10) days after GE CAPITAL's receipt of evidence acceptable to GE CAPITAL in its reasonable discretion that
(a) Borrower has entered into a binding settlement agreement with the Lemelson Medical, Education & Research Foundation ("Lemelson") of all claims evidenced by the correspondence from Lemelson to Borrower dated January 27, 2000, (b) Borrower has paid all sums due to Lemelson pursuant to such settlement agreement, and (c) Borrower's shareholder net equity, as disclosed in the most recent annual audited financial statements delivered to GE CAPITAL pursuant to
Section 1.0 of this Instrument, is at least the sum of (i) $46,961,000.00 plus
(ii) the amount paid by Borrower to Lemelson. In the event that PNC fails to deliver to GE CAPITAL a renewal or extension of the Letter of Credit at least twenty (20) business days prior to any expiration thereof, GE CAPITAL shall have the right to immediately draw upon the Letter of Credit, in which event the proceeds of the Letter of Credit shall be held by GE CAPITAL in a non-interest bearing account for the purposes described in this section 3.9. Upon the occurrence of any Event of Default, GE CAPITAL shall be entitled to apply the proceeds of the Additional Collateral to the Indebtedness in such order as GE CAPITAL may deem appropriate.



[SIGNATURE PAGE FOLLOWS]








                   24                           Commercial Mortgage

IMPORTANT: READ BEFORE SIGNING. THE TERMS OF THIS AGREEMENT SHOULD BE READ CAREFULLY BECAUSE ONLY THOSE TERMS IN WRITING ARE ENFORCEABLE. NO OTHER TERMS OR ORAL PROMISES NOT CONTAINED IN THIS INSTRUMENT MAY BE LEGALLY ENFORCED.
YOU MAY CHANGE THE TERMS OF THIS INSTRUMENT ONLY BY ANOTHER WRITTEN AGREEMENT.

IN WITNESS WHEREOF, Borrower has executed this Instrument or has caused the same to be executed by its representatives thereunto duly authorized, under seal, as of the date first above written.

                                      BORROWER:

Witnesses:
REPTRON ELECTRONICS, INC.,
                                    A Florida Corporation
/s/ Angela M. Daley
Name of witness printed below:
Angela M. Daley                    By: /s/ M. Branca
                                   Michael Branca, Chief Financial
                                   Officer
/s/ Holly M. Reagan
Name of witness printed below:
Holly M. Reagan








25                    Commercial Mortgage

THE STATE OF FLORIDA
COUNTY OF HILLSBOROUGH
The foregoing instrument was acknowledged before me this 25th day of February, 2000, by MICHAEL BRANCA on behalf of said trust. He is personally known to me or has produced his drivers permit as identification and did not take an oath.


                                          /s/ Holly M. Reagan
Notary Public
Name of Notary Printed:

My Commission Expires:                    Holly M Reagan
MY COMMISSION # CC735532 EXPIRES
August 14, 2002
My Commission Number is:                 BONDED THRU TROY FAIN
                                         INSURANCE, INC.








                             26                   Commercial Mortgage

EXHIBIT "A"
Legal Description
That part of Section 7, Township 28 South, Range 17 East, Hillsborough County, Florida, being further described as follows:

Begin at the most Northerly comer of Tri-County Business Park - Phase 3, as recorded in Plat Book 6 1, Page 3 1 of the public records of Hillsborough County, Florida; thence, alone, said boundary the following, South 66'18'24" West, 577.84 feet; thence South 23'41'36" East, 100.00 feet; thence South 66'18'24" West, 450.00 feet to the boundary of Tri-County Business Park - Phase II as recorded in Plat Book 55, page 42 of the public records of Hillsborough County, Florida; thence along, said boundary the following, North 33' 51' 34" East, 372.78 feet; thence North 23' 41' 36" West, 1257.92 feet;
thence, leaving said boundary, North 52'46'22" East, 912.95 feet; thence South 26'00'00" East 73.49 feet; thence South 64'00'00" West, 5.68 feet; thence South 26'00'00" East, 79.04 feet; thence North 63'35'13" East, 22.67 feet; thence South 26024'47" East, 71.12 feet to a curve concave Northeasterly, having a radius of 5759.58 feet; thence Southeasterly, along said

Z)
curve, 239.72 feet through a central angle of 02'23'05" (chord bearing, South 27'36'20" East, 239.70 feet); thence, non-tangent from said curve, South 6 1'12'08" West, 21.14 feet; thence South 28'59'52" East, 40.36 feet; thence North 60'48'08" East, 21.14 feet to a non-tangent curve concave Northeasterly, having a radius of 5759.58 feet; thence Southeasterly, along said curve,
251.28 feet through a central angle of 02'29'59" (chord bearing, South 30'26'52" East, 251.26 feet); thence South 3 1'4 1'5 1 " East, 217.16 feet to a curve concave Northeasterly, having a radius of 2576.48 feet; thence Southeasterly, along said curve, 43.38 feet through a central angle of 00'57'53 " (chord bearing- South 32'10'48" East, 43.38 feet); thence, non-tangent from said curve, South 33'36'56" East, 126.49 feet to a non-tangent curve concave Northeasterly, having a radius of 2577.48 feet; thence Southeasterly, alone, said curve. 84.01 feet through a central angle of 01'52'03" (chord bearing, South 36'24'31" East, 84.01 feet); thence non-tangent from said curve, South 52'39'28" West, 26.70 feet; thence South 25'59'40" East, 41.30 feet; thence North 64'00'05" East, 35.97 feet to a non-tangent curve concave Northeasterly, having a radius of 2577.48 feet; thence Southeasterly, alone, said curve, 141.70 feet through a central angle of 03'09'00" (chord bearing South 39'58'29" East. 141.69); thence non-tangent from said curve, South 48'27'0 1 " West, 28.58 feet; thence South 26'00'14" East, 46.56 feet; thence North 64'00'02" East, 43.18 feet; thence South 42'2 1'5 1 " East, 14.00 feet; thence South 3 8023'42" East, 245.59 feet; thence South 42'2 1'5 1 " East, 190.00 feet; thence South 47038'09"
West, 15.00 feet: thence South 42'2 1'5 1 " East, 35.98 feet; thence South 47'27'1 0" West, 240.55 feet; thence South 4-@'.')'-7'37" West, 140.08 feet;
thence North 42'32'50" West, 504.05 feet to the POINT OF BEGINNING.








124 16.01040

EXHIBIT "B"
Permitted Exceptions
1. Easement in favor of Pinellas Water Company recorded in Deed Book 1785, Page 9' assigned to the City of St. Petersburg by assignment recorded in Deed Book 1785, Page 94, and as shown on the survey prepared by John 0. Diehl, PLS #4053, of Polaris Associates, Inc. dated January 25, 2000.

2. Easement in favor of Florida Power Corporation recorded in O.R. Book 3989, Pace 715, andas shown on the survey prepared by John 0. Diehl, PLS 94053, of Polaris Associates, Inc.
dated January 25, 2000.

3. Notice of Adoption of an Amendment to a Development Order recorded in O.R. Book 7527, Page 704.

4. Development Agreement recorded in O.R. Book 7817, Pa2e 304.

5. Access Easement Agreement in favor of Florida Power Corporation recorded in O.R. Book 7880, Pa-e 230.

6. Easement in favor of Tampa Electric Company recorded in O.R. Book 7885, Page 1407.