Form 10-Q
period 2000-06-30
REPTRON ELECTRONICS INC
filed 2000-08-11
CIK 918765

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549
                                   FORM 10-Q

           (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  --------------

Commission File Number 0 - 23426
                      ----------
                         REPTRON ELECTRONICS, INC.
            ----------------------------------------------------
           (Exact name of registrant as specified in its charter)

      Florida                                      38-2081116
--------------------------          ----------------------------------
State or other jurisdiction        (I.R.S. Employer Identification No.)
of incorporation or organization

14401 McCormick Drive, Tampa, Florida                         33626
----------------------------------------                     --------
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (813) 854-2351
                                                   ---------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes    X     No
                        --------     --------
There were 6,279,498 shares of common stock issued and outstanding as of
          ----------
August 01, 2000.
----------------

                            REPTRON ELECTRONICS, INC.


                                    INDEX




                                                                        Page
PART I.      FINANCIAL INFORMATION                                     Number

      Item 1.  Financial Statements

        Consolidated Statements of Operations -- Three months
         ended June 30, 2000 and June 30, 1999 and Six months
         ended June 30, 2000 and June 30, 1999                           3

        Consolidated Balance Sheets -- June 30, 2000 and
         December 31, 1999                                               4

        Consolidated Statement of Shareholders' Equity -
         Six months ended June 30, 2000 and year ended
         December 31, 1999                                               5

        Consolidated Statements of Cash Flows -- Six months
         ended June 30, 2000 and June 30, 1999                           6

        Notes to Consolidated Financial Statements -- June 30, 2000      8

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      10


PART II.      OTHER INFORMATION

      Item 4.  Submission of Matters to a Vote of the Security
                Holders                                                 13

       Item 6.  Exhibits and Reports on Form 8-K                        13


Signatures                                                              14

PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements

                                       REPTRON ELECTRONICS, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                             (In thousands, except share and per share data)

                                                      Three months ended             Six months ended
                                                            June 30,                      June 30,
                                                          (Unaudited)                   (Unaudited)
                                                      ------------------           ------------------
                                                      2000          1999            2000          1999
                                                     ------        ------          ------        ------

Net sales                                         $  140,880    $   81,026      $  263,873     $  158,411
Cost of goods sold                                   117,197        70,107         220,491        137,406
                                                   ---------     ---------       ---------      ---------
     Gross profit                                     23,683        10,919          43,382         21,005

Selling, general and administrative expenses          18,367        13,609          34,941         26,224
                                                   ---------     ---------       ---------      ---------
     Operating earnings (loss)                         5,316        (2,690)          8,441         (5,219)

Interest expense, net                                  2,692         2,025           5,051          4,167
                                                   ---------     ---------       ---------      ---------
     Earnings (loss) before income taxes               2,624        (4,715)          3,390         (9,386)

Income tax provision (benefit)                         1,242        (1,811)          1,620         (3,605)
                                                   ---------     ---------       ---------      ---------
     Earnings (loss) before extraordinary item         1,382        (2,904)          1,770         (5,781)

Extraordinary gain on extinguishment of debt, net          -         8,250               -          8,250
                                                   ---------     ---------       ---------      ---------
     Net earnings                                 $    1,382    $    5,346      $    1,770     $    2,469
                                                   =========     =========       =========      =========
Net earnings (loss) per common share - basic:
     Earnings (loss) before extraordinary item    $     0.22    $    (0.47)     $     0.29     $    (0.94)
     Extraordinary gain                                    -          1.34               -           1.34
                                                   ---------     ---------       ---------      ---------
     Net earnings per common share - basic        $     0.22    $     0.87      $     0.29     $     0.40
                                                   =========     =========       =========      =========
Weighted average common shares outstanding -
   basic                                           6,230,443     6,147,119       6,202,187      6,147,119
                                                   =========     =========       =========      =========
Net earnings (loss) per common share - diluted:
     Earnings (loss) before extraordinary item    $     0.20    $   (0.47)      $     0.26     $    (0.94)
     Extraordinary gain                                    -         1.34                -           1.34
                                                   ---------     ---------       ---------      ---------
     Net earnings per common share - diluted      $     0.20    $     0.87      $     0.26     $     0.40
                                                   =========     =========       =========      =========
Weighted average common shares outstanding -
   Diluted                                         6,866,933     6,147,119       6,757,167      6,147,119
                                                   =========     =========       =========      =========








            The accompanying notes are an integral part of these financial statements

                                                    3

                                       REPTRON ELECTRONICS, INC.
                                      CONSOLIDATED BALANCE SHEETS
                                   (In thousands, except share data)

ASSETS
                                                                     (Unaudited)
                                                                       June 30,         December 31,
                                                                         2000              1999
                                                                     ------------       ------------
CURRENT ASSETS
  Cash and cash equivalents                                           $    1,580       $      108
  Accounts receivable - trade, less allowances
    for doubtful accounts of $1,019 and $609, respectively                80,221           62,754
  Inventories, net                                                       101,335           82,553
  Prepaid expenses and other                                               3,778            2,118
                                                                       ---------        ---------
    Total current assets                                                 186,914          147,533

PROPERTY, PLANT & EQUIPMENT - AT COST, NET                                36,202           34,997
EXCESS OF COST OVER NET ASSETS ACQUIRED, NET                              29,868           30,507
OTHER ASSETS                                                               2,538            2,816
                                                                       ---------        ---------
                                                                      $  255,522       $  215,853
                                                                       =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                            $   51,407       $   42,062
  Current portion of long-term obligations                                 2,816            3,280
  Accrued expenses                                                         6,733            6,068
  Income taxes payable                                                     1,252              446
                                                                       ---------        ---------
    Total current liabilities                                             62,208           51,856

NOTE PAYABLE TO BANK                                                      61,224           37,413

LONG-TERM OBLIGATIONS, less current portion                               81,856           79,104

DEFERRED TAX LIABILITY                                                       842              520

SHAREHOLDERS' EQUITY
  Preferred Stock - authorized 15,000,000 shares
   of $.10 par value; no shares issued                                         -                -
  Common Stock - authorized 50,000,000 shares
   of $.01 par value; issued and outstanding,
   6,275,685 and 6,167,119, respectively                                      63               62
  Additional paid-in capital                                              22,401           21,740
  Retained earnings                                                       26,928           25,158
                                                                       ---------        ---------
                                                                          49,392           46,960
                                                                       ---------        ---------
                                                                      $  255,522       $  215,853
                                                                       =========        =========






           The accompanying notes are an integral part of these financial statements.

                                       REPTRON ELECTRONICS, INC.
                            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (In thousands, except share data)

                                          Common Stock          Additional                    Total
                                         Shares       Par          Paid-In       Retained    Shareholders'
                                      Outstanding    Value         Capital       Earnings       Equity
Balance at December 31, 1998          6,147,119       $61         $21,676        $  20,389    $  42,126

Exercise of stock options                20,000         1              64                -           65
Net earnings                                  -         -               -            4,769        4,769
                                      ---------        --          ------         --------     --------
Balance at December 31, 1999          6,167,119        62          21,740           25,158       46,960

Exercise of stock options (Unaudited)   108,566         1              661               -          662
Net earnings (Unaudited)                      -         -                -           1,770        1,770
                                      ---------        --           ------        --------     --------
Balance at June 30, 2000 (Unaudited)  6,275,685       $63          $22,401       $  26,928    $  49,392
                                      =========        ==           ======        ========     ========





































               The accompanying notes are an integral part of this financial statement.

                                       REPTRON ELECTRONICS, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (In thousands)

                                                                                Six months ended
                                                                                    June 30,
                                                                                   (Unaudited)
                                                                                2000         1999
                                                                               ------       ------
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
  Net earnings                                                               $  1,770      $  2,469
  Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                             5,075         5,454
      Extraordinary gain                                                            -       (13,750)
      Deferred income taxes                                                       322         1,300
      Loss on disposal of assets                                                   25             5
      Change in assets and liabilities:
          Accounts receivable - trade                                         (17,467)        1,725
          Inventories                                                         (18,782)       (3,552)
          Prepaid expenses and other current assets                            (1,660)        8,251
          Other assets                                                            (34)         (221)
          Accounts payable - trade                                              9,345         3,919
          Accrued expenses                                                        665        (1,682)
          Deferred revenue                                                          -           (70)
          Income taxes payable                                                    806           584
                                                                              -------       -------
              Net cash provided by (used in) operating activities             (19,935)        4,432

Cash flows from investing activities:
Purchases of property, plant and equipment                                     (5,354)       (1,850)
  Proceeds from the sale of property                                                -            97
                                                                              -------       -------
              Net cash used in investing activities                            (5,354)       (1,753)

Cash flows from financing activities:
  Proceeds from exercise of stock options                                         662             -
  Net proceeds from note payable to bank                                       24,398        11,324
  Proceeds from long term obligations                                           4,000             -
  Payments on long term obligations                                            (2,299)      (20,972)
                                                                              -------       -------
               Net cash provided by (used in) financing activities             26,761        (9,648)
                                                                              -------       -------
               Net increase (decrease) in cash and cash equivalents             1,472        (6,969)
Cash and cash equivalents at beginning of period                                  108        10,065
                                                                              -------       -------
Cash and cash equivalents at end of period                                   $  1,580      $  3,096
                                                                              =======       =======










              The accompanying notes are an integral part of these financial statements


                                REPTRON ELECTRONICS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                    (In thousands)


                                                             Six months ended
                                                                 June 30,
                                                                (Unaudited)
                                                             2000        1999

Supplemental cash flow information:
  Interest paid                                             $4,596      $4,873
                                                             =====       =====
  Income taxes paid                                         $  605      $    -
                                                             =====       =====

Non - cash investing and financing activities:

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
































  The accompanying notes are an integral part of these financial statements

                               REPTRON ELECTRONICS, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 2000
                                     (Unaudited)


NOTE A -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. The consolidated financial statements as of June 30, 2000, and for the three and six months ended June 30, 2000 and June 30, 1999, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the 1999 Form 10-K.


NOTE B --  INVENTORIES

Inventories consist of the following (in thousands):

                                                June 30,    December 31,
                                                  2000         1999
                                               ----------   ------------
   Electronic Component Distribution:
      Inventories                               $ 61,493     $45,495

   Electronic Manufacturing Services:
      Work in process                             12,467      12,277
      Raw materials                               27,375      24,781
                                                 -------      ------
                                                $101,335     $82,553
                                                 =======      ======

                               REPTRON ELECTRONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                     JUNE 30, 2000
                                      (Unaudited)


NOTE C --  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Reptron Electronics, Inc. is a leading electronics manufacturing supply chain services company operating as a national distributor of electronic components, a contract manufacturer of electronic products and display solution provider. Our Electronic Component Distribution customers are in diverse industries' including robotics, telecommunications, computers and computer peripherals, consumer electronics, healthcare, industrial controls and contract manufacturing. Our Electronic Manufacturing Services segment manufactures electronic products according to customer design, primarily for customers in the telecommunications, healthcare, industrial/instrumentation, banking and office products industries. As a display solution provider, we provide display design engineering, systems integration and turnkey manufacturing services.

The following table shows net sales and gross profit by industry segments.


                                                        Three months ended         Six months ended
                                                             June 30,                  June 30,
                                                          (in thousands)            (in thousands)
                                                         2000         1999          2000      1999
                                                        ------       ------        ------    ------
  Net Sales
    Electronic Component Distribution                  $ 84,078      $44,188      $155,895  $ 83,694
    Electronic Manufacturing Services                    56,802       36,838       107,978    74,717
                                                        -------       ------       -------   -------
                                                       $140,880      $81,026      $263,873  $158,411
                                                        =======       ======       =======   =======
  Gross Profit
    Electronic Component Distribution                  $ 16,388      $ 7,428      $ 29,650  $ 14,030
    Electronic Manufacturing Services                     7,295        3,491        13,732     6,975
                                                        -------       ------       -------   -------
                                                       $ 23,683      $10,919      $ 43,382  $ 21,005
                                                        =======       ======       =======   =======


NOTE D -- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per common share:

                                                      Three months ended              Six months ended
                                                           June 30,                        June 30,
                                                    2000              1999          2000            1999
                                                 ----------        ----------    ----------      ----------
Numerator:
  Net earnings (in thousands)                   $    1,382        $    5,346    $    1,770      $    2,469
                                                 =========         =========     =========       =========
Denominator:
  For basic earnings per share -
    Weighted average shares                      6,230,443         6,147,119     6,202,187       6,147,119
  Effect of dilutive securities:
    Employee stock options                         636,490                 -       554,980               -
                                                 ---------         ---------     ---------       ---------
  For diluted earnings per share                 6,866,933         6,147,119     6,757,167       6,147,119
                                                 =========         =========     =========       =========

Net earnings per common share - basic           $     0.22        $     0.87    $     0.29      $     0.40
                                                 =========         =========     =========       =========
Net earnings per common share - diluted         $     0.20        $     0.87    $     0.26      $     0.40
                                                 =========         =========     =========       =========

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


RESULTS OF OPERATIONS

   Net Sales. Total second quarter net sales increased $59.9 million, or 73.9%, from $81.0 million in the second quarter of 1999 to $140.9 million in the second quarter of 2000. Total net sales for the first half of 2000 increased $105.5 million, or 66.6% from $158.4 million in the first half of 1999 to $263.9 million in the first half of 2000.

   Electronic Component Distribution ("ECD") second quarter net sales increased $39.9 million, or 90.3%, from $44.2 million in the second quarter of 1999 to $84.1 million in the second quarter of 2000. Management believes this increase resulted primarily from improved market conditions for the sale of electronic components in the United States. Additionally, we have made significant investments in personnel and other infrastructure which has aided in sales growth. Sales of semiconductors, passive components and electromechanical components accounted for 64.7%, 26.9% and 8.4%, respectively, of second quarter 2000 ECD net sales and 71.7%, 19.5% and 8.8%, respectively, of second quarter 1999 ECD net sales. Sales generated from the top four ECD vendors accounted for approximately $33.8 million, or 38.9% of second quarter 2000 ECD net sales, as compared with approximately $17.8 million or 40.2% of second quarter 1999 ECD net sales.

   ECD net sales increased $72.2 million, or 86.3%, from $83.7 million in the first half of 1999 to $155.9 million in the first half of 2000. This increase was driven primarily by factors similar to those stated above.
Sales of semiconductors, passive components and electromechanical components accounted for 65.2%, 26.7% and 8.1%, respectively, of first half 2000 ECD net sales, and 72.0%, 20.0% and 8.0%, respectively, of first half 1999 ECD net sales. Sales generated from the top four ECD vendors accounted for approximately $62.4 million, or 38.6% of first half 2000 ECD net sales, as compared with approximately $31.6 million or 37.7% of first half 1999 ECD net sales.

   Electronic Manufacturing Services ("EMS") net sales increased $20.0 million, or 54.2%, from $36.8 million in the second quarter of 1999 to $56.8 million in the second quarter of 2000. This increase is primarily attributable to increased demands from within the existing customer base of EMS. EMS transacted business with 89 customers in the second quarter of 2000. The three largest EMS customers accounted for approximately 13.6%, 11.5% and 8.6%, respectively, of second quarter 2000 EMS net sales (5.5%, 4.6% and 3.5%, respectively, of total Company second quarter 2000 net sales) as compared to 9.2%, 7.9% and 6.5%, respectively, of second quarter 1999 EMS net sales (4.2%, 3.6% and 2.9%, respectively, of total Company second quarter 1999 net sales). Sales from the Hibbing, Minnesota; Tampa, Florida; Gaylord, Michigan and Fremont, California manufacturing facilities accounted for approximately 37%, 31%, 24% and 8% respectively, of EMS second quarter 2000 net sales as compared with 45%, 26%, 29% and 0%, respectively, of EMS second quarter 1999 net sales.

   EMS net sales increased $33.3 million, or 44.5%, from $74.7 million in the first half of 1999 to $108.0 million in the first half of 2000. This increase is primarily attributable to increased demand from within the existing EMS customer base. EMS transacted business with 101 customers in the first half of 2000. The three largest EMS customers accounted for approximately 13.7%, 9.1%, and 8.4%, respectively, of first half 2000 EMS net sales (5.6%, 3.7% and 3.4%, respectively, of total Company first half 2000 net sales) as compared to 7.6%, 7.2% and 6.0%, respectively, of first half 1999 EMS net sales (3.6%, 3.4% and 2.8%, respectively, of total Company first half 1999 net sales). Sales from the Hibbing, Minnesota; Tampa, Florida; Gaylord, Michigan and Fremont, California manufacturing facilities accounted for approximately 38%, 32%, 23% and 7% respectively, of total EMS sales in the first half of 2000 as compared with 40%, 30%, 30% and 0%, respectively, of total EMS sales in the first half of 1999.

   Gross Profit. Total second quarter gross profit increased $12.8 million, or 116.9%, from $10.9 million in the second quarter of 1999 to $23.7 million in the second quarter of 2000. The total gross margin increased from 13.5% in the second quarter of 1999 to 16.8% in the second quarter of 2000. Total gross profit increased $22.4 million, or 106.5%, from $21.0 million in the first half of 1999 to $43.4 million in the first half of 2000. The gross margin increased from 13.3% in the first half of 1999 to 16.4% in the first half of 2000.

   ECD second quarter gross profit increased $9.0 million, or 120.6%, from $7.4 million in the second quarter of 1999 to $16.4 million in the second quarter of 2000. The gross margin increased from 16.8% in the second quarter of 1999 to 19.5% in the second quarter of 2000. This increase in gross margin is due primarily to improved selling and pricing practices and stronger electronic component market conditions experienced in the second quarter of 2000 as compared with market conditions in the second quarter of 1999. ECD first half gross margin increased from 16.8% in the first half of 1999 to 19.0% in the first half of 2000, for similar reasons.

   EMS gross profit increased $3.8 million, or 109.0%, from $3.5 million in the second quarter of 1999 to $7.3 million in the second quarter of 2000 and gross margin increased from 9.5% in the second quarter of 1999 to 12.8% in the second quarter of 2000. EMS first half gross profit increased $6.7 million, or 96.9% from $7.0 million in 1999 to $13.7 million in 2000 and its gross margin increased from 9.3% in the first half of 1999 to 12.7% in the first half of 2000. This increase in gross margin is primarily attributable to the better utilization of fixed costs at higher sales levels. Additionally, Applied Instruments, Inc. ("Applied"), acquired in October, 1999, generated higher gross margins than the other EMS facilities.

   Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $4.8 million, or 35.0%, from $13.6 million in the second quarter of 1999 to $18.4 million in the second quarter of 2000. This increase is partially attributed to the Applied operating expenses of approximately $1.0 million. The remaining increase of approximately $3.8 million is primarily attributable to increased investment in the ECD sales channel and the increase in variable expenses associated with increased sales. Selling, general and administrative expenses, as a percentage of net sales decreased from 16.8% in the second quarter of 1999 to 13.0% in the second quarter of 2000. First half selling, general and administrative expenses increased $8.7 million or 33.2% from $26.2 million in the first half of 1999 to $34.9 million in the first half of 2000. Applied contributed approximately $1.8 million in selling, general and administrative expenses during the first half of 2000. The remaining increase of approximately $6.9 million is primarily attributable to increased investment in our ECD sales channel and variable expenses as a result of the increase in sales. First half selling, general and administrative expenses as a percentage of net sales decreased from 16.6% in the first half of 1999 to 13.2% in the first half of 2000, for similar reasons.

   Interest Expense. Net interest expense increased $700,000, or 32.9%, from $2.0 million in the second quarter of 1999 to $2.7 million in the second quarter of 2000. First half net interest expense increased $900,000, or 21.2%, from $4.2 million in the first half of 1999 to $5.1 million in the first half of 2000. The increase is attributed to the increase in average outstanding long term debt of $12.4 million, from $120.5 million during the first half of 1999 to $132.9 million during the first half of 2000, as well as an increase in our overall average interest rate from 6.9% during the first half of 1999 to 7.6% during the first half of 2000.

LIQUIDITY AND CAPITAL RESOURCES

   Reptron primarily finances its operations through subordinated notes, bank credit lines, capital equipment leases, and short-term financing through supplier credit lines.

   Reptron has entered into various capital lease transactions with several leasing companies to finance capital expenditures, primarily in EMS. These leases had an aggregate outstanding balance of $2.9 million as of June 30, 2000. The leases bear interest at rates ranging from 7.5% to 11.1% and expire at various dates through July, 2002.

   Operating activities for the second quarter of 2000 consumed cash of approximately $5.9 million. This decrease in liquidity resulted primarily from an increase in accounts receivable of $10.2 million and an increase in inventory of $9.0 million. These items were offset by operating income of $1.4 million, an increase in accounts payable of $7.6 million, an increase in accrued expenses of $680,000 and an increase in income taxes payable of $660,000.

   Operating activities for the first half of 2000 consumed cash of approximately $19.9 million. This use of cash resulted primarily from an increase in inventories of $18.8 million, an increase in accounts receivable of $17.5 million, an increase in prepaid expenses and other current assets of $1.7 million. Offsetting sources of cash included net income of $1.8 million, an increase in accounts payable of $9.3 million, an increase in accrued expenses of $665,000 and an increase in income taxes payable of $806,000.

   Capital expenditures totaled approximately $5.4 million in the first half of 2000. These capital expenditures were primarily for the acquisition of manufacturing equipment. These purchases were funded by the working capital line of credit.

   Effective June 15, 2000, our working capital bank line of credit (the "Credit Facility") has been increased to $120.0 million. The other terms of the Credit Facility remain materially unchanged.

   Reptron believes that available cash reserves and available credit facilities will be sufficient for Reptron to meet its capital expenditures and working capital needs for its operations as presently conducted. Additionally, Reptron's future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities, and possible acquisitions. Such factors may require Reptron to obtain additional financing. While there can be no assurance that such financing will be available in amounts and on terms acceptable to Reptron, Reptron believes that such financing would likely be available on acceptable terms.


Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   While Reptron had no holdings of derivative financial or commodity instruments at June 30, 2000, Reptron is exposed to financial market risks, including changes in interest rates. A majority of Reptron's borrowings bear a fixed interest rate. However, borrowings under Reptron's Credit Facility with a bank bears interest at a variable rate based on the prime rate or the London Interbank Offered Rate.

                            REPTRON ELECTRONICS, INC.


PART II.  OTHER INFORMATION

      Item 4.     Submission of Matters to a Vote of the Security Holders

           The annual Meeting of the Shareholders of Reptron was held on May 22, 2000. Ms. Leigh A. Lane was elected director of Reptron for a three year term with 5,868,977 shares voting in favor, zero shares against and 36,889 shares abstaining. Mr. Vincent Addonisio was elected director of Reptron for a three year term with 5,869,066 voting in favor, zero shares against and 36,800 shares abstaining.


      Item 6.     Exhibits and Reports on Form 8-K

           a.  Exhibits

           10.1 Distribution Agreement between Applied Data Systems, Inc. and Reptron Electronics, Inc. dated April 3, 2000

           10.2 Distribution Agreement between Tyco Electronics Corporation and Reptron Electronics, Inc. dated April 27, 2000.

            b.  Reports on Form 8-K

                None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    August 11, 2000
      ---------------------
                                            REPTRON ELECTRONICS, INC.
                                            -------------------------
                                            (Registrant)



                                           By: /s/ Michael Branca
                                              ------------------------
                                              Michael Branca, Chief Financial
                                              Officer (Principal Financial
                                               and Accounting Officer)

                              Exhibit 10.1

INDUSTRIAL COMPONENT PRODUCTS
DISTRIBUTORSHIP AGREEMENT


Agreement entered into, by and between Applied Data Systems, Inc., a Maryland corporation having its principal place of business at 9140 Guilford Rd., Columbia, MD 21046 ("SUPPLIER"), and Reptron
Electronics, Inc a corporation having its principal place of business at 14401 McCormick Drive, Tampa, FL 33626.

IT IS AGREED:

1. Appointment. SUPPLIER appoints DISTRIBUTOR on a nonexclusive basis to serve during the term of this Agreement as an authorized distributor of the Products within the Territory, and DISTRIBUTOR accepts such appointment. SUPPLIER shall be free to distribute the products within the Territory either directly or through other distributors or dealers.

1.1 Definition of "Products." The term "Products" shall mean all products offered for sale by SUPPLIER generally, as set forth and described in SUPPLIER's then current Published Price List (Price List) as attached hereto as Exhibit A. Products may be added to the Price List or deleted therefrom by SUPPLIER upon sixty (60) days prior written notice to DISTRIBUTOR.
Additional Products may be added to this Agreement, including Products specified in SUPPLIER's Price List but not approved for distributor stocking, by mutual agreement between the parties.

1.2 Definition of "Territory." The term "Territory" shall mean the geographic area(s) known as North America.

2. Responsibilities of DISTRIBUTOR. DISTRIBUTOR shall use its best efforts commensurate with its overall business, and shall devote such management, manpower, and time as may be reasonably necessary to conduct a mutually agreed to program to sell and to promote the sale, lease or other distribution of the Products within the Territory. DISTRIBUTOR shall not be prevented in any way from selling within the Territory similar products or merchandise of other suppliers or manufacturers. Without limiting the generality of the foregoing:

2.1 Inventory. DISTRIBUTOR shall use its best efforts commensurate with its overall business to maintain a representative inventory of Products in reasonably sufficient quantities to provide reasonably adequate and timely delivery to DISTRIBUTOR's customers.

2.2 Sales, Marketing and Promotion. DISTRIBUTOR shall maintain a competent sales force to market the Products and shall, consistent with its own business judgment, advertise or otherwise promote the sale, lease or other distribution of the Products (including the establishment of promotional campaigns, advertising in trade journals and the like) within the Territory.

2.3 Training Programs. DISTRIBUTOR and its employees shall participate, when and to the extent appropriate, in such training programs as may be offered by SUPPLIER, to the extent that such participation does not materially detract from the conduct of DISTRIBUTOR's business.

2.4 Reports. DISTRIBUTOR shall send to SUPPLIER, within thirty (30) days after the end of each calendar month and a summary at the end of the fiscal year, a written or electronic Point of Sale
Report ("POS Reports") indicating the quantities and prices of all Products sold by Product type, including model number, and customer name, address and zip code and such other information pertaining solely to DISTRIBUTOR's resales under this Agreement as SUPPLIER may reasonably request.

SUPPLIER recognizes and respects the DISTRIBUTOR's proprietary rights and interest in the information contained in DISTRIBUTOR's POS Reports. SUPPLIER agrees these reports and the information contained therein (in whatever form submitted) are and remain the property of the distributor. SUPPLIER agrees to use its best efforts to keep confidential and not to disclose to any Third Party the information contained in the reports, and to restrict its availability and use to only SUPPLIER's employees with a genuine need to know. It is not intended that this provision should restrict SUPPLIER's use of the POS information for market analysis or other information processing purposes or commission payments, so long as the confidentiality of the information is assured.

SUPPLIER agrees that in the event of termination of this Agreement by either party, with or without cause, that upon written notice of said termination all POS Reports and information will be returned to DISTRIBUTOR or destroyed and upon DISTRIBUTOR's written request, SUPPLIER shall furnish DISTRIBUTOR with written certification that said POS Reports and information have been returned to DISTRIBUTOR or destroyed. The information in a Point-of Sale Report shall not be used by any of the SUPPLIER's personnel, agents or by any of the SUPPLIER's other authorized DISTRIBUTORS to the detriment, or damage, of the

DISTRIBUTOR or the DISTRIBUTOR's sales of any products to any of its customers.

2.5 Audit and Inspection. Not more than twice annually, upon reasonable prior written notice, DISTRIBUTOR shall permit SUPPLIER, at SUPPLIER's sole cost and expense, to (i) audit those records of DISTRIBUTOR which pertain solely and exclusively to purchases of Products under this Agreement for the previous twelve (1 2) months or from and after the last such audit, whichever period is shorter and which are located at DISTRIBUTOR's principal place and branch locations of business, and (ii) perform an inventory of all Products purchased hereunder by DISTRIBUTOR at each location; provided, however, that such audit and inventory are carried out at reasonable times and in a manner that will not disrupt or otherwise materially adversely impact the conduct of DISTRIBUTOR's business.

3. Responsibilities of SUPPLIER. SUPPLIER, at its cost and expense, shall cooperate with and assist DISTRIBUTOR in performing its duties under this Agreement and shall utilize its best efforts commensurate with its overall business to promote the sale and distribution of the Products. Without limiting the generality of the foregoing-.

3.1 Training. SUPPLIER shall provide DISTRIBUTOR's sales organization with all necessary and appropriate Product sales training, support and assistance.

3.2 Literature. SUPPLIER shall furnish DISTRIBUTOR with a reasonable supply of current price and product information including price lists, sales literature, books, specification sheets, catalogues, promotional plans and information and the like as SUPPLIER may prepare for nationwide distribution and shall also provide DISTRIBUTOR with such training, technical and sales support and assistance (including sales forecasting and planning assistance) as may be necessary to assist DISTRIBUTOR in effectively carrying out its activities under this Agreement.

3.3 Advertising, Promotion and Referrals. SUPPLIER shall use its best efforts commensurate with its overall business, to advertise the Products on a nationwide basis and shall take all reasonable steps to inform the public that DISTRIBUTOR is an authorized distributor of the Products and to encourage customers or potential customers for the Product to order the same from its distributors including DISTRIBUTOR and shall refer to DISTRIBUTOR leads, orders, customers and potential customers involving quantities of the Products customarily handled by distributors.

3.4 Military Products. SUPPLIER shall include with any shipment of Products which are intended for resale or other distribution to the United States Government, ("Government Products") or which are designated as Military Products all information and documentation necessary or appropriate for full and complete compliance with pertinent governmental regulations, requirements and specifications, including, without limitation, certificates of conformance and traceability and any supporting paperwork. If an order for Government or Military Products is shipped without all of the foregoing information or documentation and such information or documentation is not thereafter delivered to the location set forth in the corresponding purchase order within five (5) days after a request therefor, DISTRIBUTOR may cancel such order without the payment of a penalty or charge-, provided, however, that DISTRIBUTOR shall receive credit for any such order to establish quantities purchased, quantity discounts and the like, where applicable, as if such order had been fulfilled. SUPPLIER shall ship, mark and pack all Military Products in accordance with the relevant government specifications. SUPPLIER shall, in accordance with such relevant specifications, fully cooperate with DISTRIBUTOR in the recertification of date-coded Military Products.

3.5 Quality Control. SUPPLIER shall establish and maintain quality control procedures for product manufacturing, handling and testing, including but not limited to electrostatic discharge sensitivity procedures and other customary programs as are necessary to ensure that the Products, as manufactured and sold to DISTRIBUTOR, are of the highest quality and reliability.

3.6 Compliance with Laws. SUPPLIER warrants that the Products, as manufactured and sold to DISTRIBUTOR, are in full compliance with applicable laws, standards, codes and regulations, are duly marked and labeled and are suitable for resale or other distribution by DISTRIBUTOR.

4.  Orders; Delivery; Rescheduling; Cancellation.

4.1 Orders. DISTRIBUTOR may place written, telefaxed, telexed or electronically transmitted purchase orders or oral purchase orders confirmed in writing within ten (10) business days.
Such purchase orders shall describe the Products ordered, the quantities requested, delivery dates requested, prices and shipping instructions, where appropriate. SUPPLIER shall acknowledge acceptance of each order in writing, by telefax, telex, or electronic transmission at the earliest practicable date, but in any event within ten (10) business days following receipt thereof. In such acceptance, SUPPLIER shall confirm DISTRIBUTOR's requested delivery date as the shipment date or specify an alternative shipment date ("Acknowledged Shipment Date"). If the Acknowledged Shipment Date is more than thirty
(30) days later than DISTRIBUTOR's requested delivery date, DISTRIBUTOR, at its election, may cancel the order without the payment of a penalty or charge.

4.2 Method of Shipping. All shipments from SUPPLIER's F.O.B. point shall be made in accordance with DISTRIBUTOR's then current shipping instructions. DISTRIBUTOR's shipping instructions are subject to change upon written notice from DISTRIBUTOR. If SUPPLIER elects to ship otherwise than in keeping with the shipping instructions, it shall do so at its own cost and bear all risk of loss until the shipment is received by DISTRIBUTOR. In the absence of specific instructions from DISTRIBUTOR, the shipping and packaging method shall be at the discretion of SUPPLIER, provided that SUPPLIER shall, consistent with sound business practice, select a method of shipping and packaging which is suitable for the Product. In the event of any misdelivery by the carrier, SUPPLIER shall assist DISTRIBUTOR in tracing the shipment and obtaining delivery of the Products.

4.3 Rescheduling and Cancellation. DISTRIBUTOR may, upon at least thirty (30) days prior written notice, reschedule or cancel the Acknowledged Order without cost, penalty or additional charge to DISTRIBUTOR; provided, however, that DISTRIBUTOR may not reschedule any order for delivery after the termination or expiration of this Agreement unless agreed to by SUPPLIER.

4.4 Acceptance. DISTRIBUTOR shall be deemed to have accepted Products upon delivery to and inspection by Distributor, unless DISTRIBUTOR notifies SUPPLIER within five (5) days after delivery that the Products are rejected because they are defective or do not conform to the SUPPLIER's applicable warranty, the terms of this Agreement, DISTRIBUTOR's order, or are otherwise non-conforming.

4.5 Early Shipments. DISTRIBUTOR shall have the right to accept or reject any and all Products delivered prior to their Acknowledged Shipment Date. If SUPPLIER is notified of

DISTRIBUTOR's intention to reject and return any such delivery, it shall issue (or shall be deemed to have issued) a Return Material Authorization within five (5) business days. The return shall be made freight collect. If DISTRIBUTOR elects to accept any such delivery, DISTRIBUTOR shall not become obligated to pay any invoices submitted therefor until thirty
(30) days after the Acknowledged Shipment Date.

5. Prices. The prices for Products purchased under this Agreement shall be as set forth in SUPPLIER's Price List in effect as of the date of this Agreement, a copy of which is attached to this Agreement as Exhibit A. The prices shown in Exhibit A are subject to change upon at least sixty (60) days prior written notice from SUPPLIER to DISTRIBUTOR.

5.1 Price Increases. Prior to the effective date of a price increase, DISTRIBUTOR may order Products for delivery at the prior (i.e., lower) price. All Products shipped under orders placed by DISTRIBUTOR prior to the effective date of any price increase shall be shipped and invoiced at the price in effect at the time of order placement.

5.2 Price Decreases. In the event SUPPLIER decreases the price of any Product, DISTRIBUTOR shall be entitled to a credit equal to the difference between the price paid for the Product by DISTRIBUTOR (less any prior credits granted by SUPPLIER on such Product) and the new decreased price for the Product multiplied by the quantity of such Product in DISTRIBUTOR's inventory, and in transit to the DISTRIBUTOR on the effective date of the decrease. Price protection will also apply to all Products returned to DISTRIBUTOR by its customers within sixty (60) days of the effective date. In order to claim such credit, DISTRIBUTOR must submit to the SUPPLIER, within sixty
(60) days following the effective date of such price decrease or the date DISTRIBUTOR actually receives notice thereof, whichever occurs later, a report of the Products subject to the price adjustments described in this Subsection. All Products shipped after the effective date of any price decrease shall be shipped and invoiced at the price in effect at the time of shipment. SUPPLIER shall furnish appropriate documentation listing part numbers, affected old cost, new cost, etc.

5.3 SUPPLIER'S Representation. SUPPLIER represents and warrants that the practices and policies, including any prices or discounts extended to DISTRIBUTOR in connection with the Products, comply with all applicable laws and are not, and will not be, less favorable than those extended to other purchasers of similar quantities of Products from SUPPLIER for resale or other distribution.

5.4 F.O.B. All prices are F.O.B. SUPPLIER's domestic shipping facility.

5.5 Sales Taxes, Export and Other Charges. DISTRIBUTOR shall be responsible for any and all applicable sales or use taxes pertaining to its purchase of the Products, and, if Products are to be delivered by Supplier to points outside the domestic
United States, the cost of export packing, export duties, licenses, and fees, if included as a separate item on the invoices sent by SUPPLIER to DISTRIBUTOR.

5.6 Risk of Loss. DISTRIBUTOR shall assume all risk of loss and pay all costs of insurance for the Products upon SUPPLIER's delivery thereof to a common carrier.

6. Terms of Payment. SUPPLIER shall invoice DISTRIBUTOR upon shipment of each order. Such invoices shall be due and payable by DISTRIBUTOR within thirty (30) days following

DISTRIBUTOR's acceptance of the Products or DISTRIBUTOR's receipt of the invoice, whichever is later. DISTRIBUTOR shall be entitled to a prompt payment discount of 1% if the invoice is paid within 10 days.

7.  Return of Product.

7.1 Quarterly Rotation. Within three (3) months following each quarterly period of this Agreement determined as of the commencement date of this Agreement, ("Contract Quarter"),

DISTRIBUTOR may return to SUPPLIER, for credit, a quantity of Products the value of which shall not exceed 6% of the net sales dollars invoiced by SUPPLIER to DISTRIBUTOR for all Products purchased by DISTRIBUTOR during the preceding Contract Quarter. Credit issued for such returned Products shall equal the price paid by DISTRIBUTOR, less any prior credits. DISTRIBUTOR may make such returns from one or more stocking locations. The foregoing return privilege shall be subject to the following:

7.1.1 The Products must be returned in their original unopened packaging where feasible, or if not feasible, must be free of damage and be in merchantable condition.
SUPPLIER agrees to furnish packaging materials when requested by DISTRIBUTOR;

7.1.2 Prior to returning any Products, DISTRIBUTOR must obtain a Return
Authorization from SUPPLIER, which shall be given to DISTRIBUTOR within thirty (30) days of request by DISTRIBUTOR;
and

7.1.3 All Products returned under this Subsection 7.1 shall be shipped F.O.B. SUPPLIER's domestic facility with freight and shipping charges prepaid by DISTRIBUTOR.

7.2 New Products. For purposes hereof, the term "New Products" shall mean any and all Products (i) ordered by DISTRIBUTOR under its initial stocking order (i.e., ordered within ninety
(90) days of the date of this Agreement) or (ii) added to the Products listed in Exhibit A and ordered within ninety (90) days of the date of such addition.

8.  Product Changes.

8.1 Discontinuance and Obsolescence. SUPPLIER reserves the right to discontinue the manufacture or sale of, or otherwise render or treat as obsolete, any or all of the Products covered by this Agreement upon at least ninety (90) days prior written notice to DISTRIBUTOR. DISTRIBUTOR may, in its discretion, within sixty (60) days following receipt of such notice, notify SUPPLIER in writing of its intention to return any or all Products so discontinued or rendered obsolete which remain in its inventory and shall receive a credit for such Products equal to the net price paid by DISTRIBUTOR for the same, provided that said Products are returned within sixty (60) days of the date of DISTRIBUTOR's receipt of SUPPLIER's Return Material Authorization, which RMA shall be promptly issued by SUPPLIER. SUPPLIER shall pay all freight and shipping charges in connection with any such returns. Returns of Products under this Subsection 8.1 shall not be counted as "stock rotation" for purposes of computing the amount of Products returnable by DISTRIBUTION under Subsection 7.l. Supplier shall promptly notify distributor of any products that are newly designated as obsolete. Products that are removed from standard price lists will be considered as obsolete.

8.2 Modification of Products. SUPPLIER shall give DISTRIBUTOR at least ninety (90) days prior written notice of all engineering modifications that will affect Products in DISTRIBUTOR's inventory if such changes affect form, fit, or function, or if the modifications will preclude or materially limit the saleability of DISTRIBUTOR's affected inventory of Products once the engineering modifications are implemented. SUPPLIER shall work with DISTRIBUTOR to move the affected inventory through resale or repurchase for 90 days following such notification. If, after the above efforts, affected Product still remains in DISTRIBUTOR's inventory, SUPPLIER agrees to replace it with upgraded Products within one hundred twenty
(120) days of the official public announcement of such modification or SUPPLIER's first shipment of the modified
Product, whichever occurs first. SUPPLIER shall pay all freight and shipping charges in connection with any such returns or replacements. Returns of Products under this Subsection 8.2 shall not be counted as "stock rotation" for purposes of computing the amount of Products returnable by DISTRIBUTOR under Subsection 7. 1.

8.3 Introduction of New Products. SUPPLIER shall give DISTRIBUTOR at least ninety (90) days prior written notice of the introduction of any New Products that preclude or materially limit DISTRIBUTOR from selling any Products in its inventory, and shall work with DISTRIBUTOR to move the affected inventory through resale or repurchase for 90 days, following such notification. If, after the above efforts, affected Products still remain in DISTRIBUTOR's inventory, SUPPLIER agrees to replace them with the New Products within one hundred twenty (120) days of the official public announcement of such New Products or SUPPLIER's first shipment of the New Products, whichever occurs first. Returns of Products under this Subsection 8.3 shall not be counted as "stock rotation" for purposes of computing the amount of Products returnable by DISTRIBUTOR under Subsection 7.1.

8.4  Return Material Authorization.  A Return Material
Authorization shall be issued by SUPPLIER within thirty (30) days of any request for the same by DISTRIBUTOR when required in connection with any return request under this Agreement.

9.  Warranty; Compliance With Laws.

9.1 Standard Warranty. The Products shall be covered by SUPPLIER's standard warranty terms and provisions, copies of which are annexed to this Agreement as Exhibit B; provided, however, that the warranty coverage shall be no less than the following: (i) the warranty period set forth therein shall run for at least six (6) months following DISTRIBUTOR's shipment of any Product to
                              8

its customer or one (1) year following Supplier's shipment to Distributor, whichever is later.

(ii) SUPPLIER shall warrant the Product against defects in material and workmanship under normal use and service and shall repair or replace at its cost any defective Product (or issue a credit or refund, as the case may be, based on the purchase price paid therefor; and (iv) SUPPLIER shall pay (or refund the amount of) all freight and shipping charges for any defective Product returned.

Distributor shall make no warranties or representations with respect to any product without the prior written consent of Supplier. Distributor shall indemnify and defend Supplier and hold harmless from and against any and all claims, losses, liabilities, suits, actions, demands, damages, costs and other expenses arising from any such warranty and representations by distributor that go beyond the normal warranty of the Supplier.

9.2 Compliance With Laws. Notwithstanding anything to the contrary contained in SUPPLIER's standard warranty terms and provisions or elsewhere in this Agreement, SUPPLIER shall indemnify DISTRIBUTOR against, and hold it harmless from, any cost, loss, damage or liability (including reasonable attorney's fees) arising from or related to the failure of the Products, as manufactured and sold to DISTRIBUTOR, to fully comply with all applicable laws, standards, codes, specifications and regulations or the failure of the Products to be suitable thereunder for resale or other distribution by DISTRIBUTOR as contemplated by this Agreement. The warranty and indemnification provisions of this Agreement shall survive its termination.


10. Credits. In the event DISTRIBUTOR is entitled to a credit from SUPPLIER hereunder, and the amount of such credit exceeds
DISTRIBUTOR's obligation to SUPPLIER at the time, SUPPLIER shall forthwith pay the amount of such excess to DISTRIBUTOR within forty-five (45) days unless the distributor's obligation exceeds the credit during the 45 day period.

11. Special Purchases. SUPPLIER and DISTRIBUTOR may at any time during the term of this Agreement enter into separate agreements for the special purchase of other Products, including nonstandard Products and Products in greater quantities than those set forth in SUPPLIER's then current Published Price List, and such agreements shall be subject to all terms and conditions hereof unless inconsistent with the terms of such special agreements or unless otherwise agreed.

12. Cooperative Advertising. To assist DISTRIBUTOR in advertising and promoting the Products, SUPPLIER shall accrue into a special advertising fund 1/2 of one percent of the net sales dollars invoiced to DISTRIBUTOR each month. An initial fund of $ shall be established by SUPPLIER for use by the DISTRIBUTOR during the first year of this Agreement. Amounts in such fund shall be used by DISTRIBUTOR in connection with advertising and other promotional efforts approved by both DISTRIBUTOR and SUPPLIER.



                                9

13. Term and Termination.

13.1 Term. The initial term of this Agreement is for one (1) year commencing on march 1, 2000, This Agreement, thereafter, shall automatically renew and extend annually for a one (1) year term unless either Party has given the other at least sixty (60) days prior to the end of the term written notice of its intention not to renew the Agreement.

13.2  Termination for Convenience. Either SUPPLIER or
DISTRIBUTOR may at any time terminate this Agreement without cause and for its convenience by giving ninety (90) days prior written notice to the other. Both SUPPLIER and DISTRIBUTOR represent that they have considered the making of expenditures in preparing to perform under this Agreement, as well as the possible losses which might result in the event of any termination of the Agreement. In that regard, both parties acknowledge that neither party shall in any way be liable to the other for any loss, expense, or damage (including special, consequential, or incidental damages) by reason of any termination of this Agreement without cause, excepting only the then current value of equipment purchased or improvements made by either party and dedicated solely to the Products or services of such other party.

13.3. Events of Default. Any of the following shall constitute a default under this Agreement:

13.3.1 DISTRIBUTOR's or SUPPLIER's failure to perform or observe any of its obligations hereunder for a period of sixty (60) days following written notice thereof from the other-, or if the breach is of such a nature that it could not reasonably be cured within such sixty (60) day period, DISTRIBUTOR's or SUPPLIER's failure within said sixty
(60) days to commence to cure the breach and, thereafter, proceed with due diligence to cure it; or

13.3.2 The assignment by DISTRIBUTOR or SUPPLIER of its business for the benefit of creditors, or the filing of a petition by DISTRIBUTOR or SUPPLIER under the Bankruptcy Code or any similar statute, or the filing of such a petition against either of them which is not discharged or stayed within sixty (60) days, or the appointment of a receiver or similar officer to take charge of DISTRIBUTOR's or SUPPLIER's property, or any other act indicative of bankruptcy or insolvency.

13.4. Remedies Upon Default. In the event of any default set forth in Subsection 13.3 above, the non-defaulting party may, at its option:

13.4.1	Proceed by any lawful means to enforce performance
of this Agreement and to recover damages for a breach
thereof (and the breaching party agrees to bear the
other's costs and expenses, including reasonable
attorney's fees incurred in any judicial action to
enforce such performance or recover such damages if the
aggrieved party is determined to be entitled to such
relief in such action;
                             10

13.4.2 Terminate this Agreement for cause by written notice and proceed by any lawful means to recover damages for breach thereof; or

13.4.3 Avail itself of any other lawful remedy available under law or equity.

The rights and remedies under Subsection 13.4.1, 13.4.2, and
13.4.3 above are intended to be cumulative and not exclusive, so that the non-defaulting party can elect to pursue any one or more of the same.

13.5  Return of Inventory.

13.5.1 In the event SUPPLIER terminates this Agreement without cause or elects not to renew the same, or DISTRIBUTOR terminates this Agreement for cause, SUPPLIER shall repurchase from DISTRIBUTOR any and all unsold Products designated by DISTRIBUTOR from its inventory at the price paid therefor by DISTRIBUTOR, less any prior credits granted by SUPPLIER on such Products. SUPPLIER shall pay all freight and shipping charges in connection with such repurchases.

13.5.2 In the event DISTRIBUTOR terminates this Agreement without cause or elects not to renew the same or supplier terminates with cause, SUPPLIER shall repurchase from DISTRIBUTOR any and all unsold Products designated by DISTRIBUTOR from its inventory at the same price as set forth in Subsection 13.5.1 above. A 25 percent handling charge may be deducted by SUPPLIER from the purchase price to be paid to DISTRIBUTOR for all Products returned in saleable condition in opened or non-original packaging.
DISTRIBUTOR shall pay all freight and Shipping charges in connection with such repurchases.

13.5.3 Notwithstanding the foregoing, SUPPLIER shall be required to accept only those Products which are in their original packaging or, where not in such packaging, are undamaged and in saleable or merchantable condition after testing and inspection by SUPPLIER.

13.6 Outstanding Order. In the event of any termination, SUPPLIER shall, if requested to do so by DISTRIBUTOR, honor any open
DISTRIBUTOR purchase order then outstanding.

13.7 Release. No termination of this Agreement shall affect any obligation of either party to pay amounts due to the other hereunder and all such payments shall be made when due.

                            11

14. Indemnification: Insurance.

14.1 Indemnification. SUPPLIER shall indemnify, defend and otherwise hold harmless DISTRIBUTOR, its affiliates and its customers, and each of them, from all cost, loss, damage, liability, or expenses of whatsoever nature, including attorney's fees, arising from or in any way connected with any proceeding (legal or equitable) or claim brought or asserted against

DISTRIBUTOR, its affiliates or its customers, and each of them, arising from or in any way connected with the manufacture, sale, possession or use, including demonstration or display or warranty, of Products purchased under this Agreement by DISTRIBUTOR or a customer of DISTRIBUTOR, based on an allegation that the Products, or any part thereof, or their distribution or use infringe any patent, copyright, trademark, trade secret, or violation of the Semiconductor Chip Protection Act, or any similar legislation now or hereafter enacted, or like or similar claim, if DISTRIBUTOR promptly notifies SUPPLIER of any such proceeding or claim after it becomes known to DISTRIBUTOR and DISTRIBUTOR provides all the assistance and cooperation to SUPPLIER that is reasonably requested. SUPPLIER shall not be liable to DISTRIBUTOR, its affiliates or its customers under any provision of this Subsection 14.1 to the extent that any claim is based upon (i) a use for which the Product or part was not designated, or (ii) an alteration of the Product or part, which alteration has caused the infringement action.

15. Trademarks: Trade Names. This Agreement shall not create, and SUPPLIER shall have no right in, or to the use of, any trademark, trade name, logo, service mark or other mark, identification or name of DISTRIBUTOR. DISTRIBUTOR recognizes SUPPLIER's ownership of, and right to use, certain trademarks, trade names, logos and other marks, and names and acknowledges that, except as hereinafter set forth, DISTRIBUTOR has no right in, or to use, any thereof. Notwithstanding the foregoing, DISTRIBUTOR is hereby granted a non-exclusive right to use SUPPLIER's trademarks, trade names, logos and other marks and names for the purposes of identifying itself to the public as an authorized distributor of the Products and for advertising and otherwise promoting the resale, lease or servicing of any Products purchased under this Agreement.

16. Confidential Information. SUPPLIER, SUPPLIER's authorized representatives and DISTRIBUTOR shall each receive and maintain in confidence any and all proprietary information, trade secrets or other know-how belonging to the other (including, but not limited to, knowledge of manufacturing or technical processes, financial and systems data, customer information and resale reports), ("Confidential Information"), which is expressly designated and conspicuously marked confidential (except and to the extent that disclosure of any Confidential Information is (i) required by any law or governmental regulation or the decree of a court having competent jurisdiction or (ii) enters into or exists in the public domain without the act of the party obligated to maintain such
confidentiality hereunder).  Without limiting the foregoing, all books, documents, records and other material and
                              12

information made known to SUPPLIER or SUPPLIER's authorized representatives by DISTRIBUTOR pursuant to Subsection 2.4 of this Agreement are hereby designated as confidential. This Section 16 shall survive termination or expiration of this Agreement -,'or a period of two (2) years.

17. General.

17.01 Entire Agreement. This Agreement supersedes all prior communications or understandings between DISTRIBUTOR and SUPPLIER and constitutes the entire agreement between the parties with respect to the matters covered herein. In the event of a conflict or inconsistency between the terms of this Agreement and those of any order, quotation, solicitation or other communication from one party to the other, the terms of this Agreement shall be controlling.

17.02 Amendment. This Agreement cannot be changed, modified or amended unless such change, modification, or amendment is in writing and executed by the party against which the enforcement of such change, modification or amendment is sought.

17.03 Governing Law. This Agreement is made in, governed by, and shall be construed solely in accordance with, the internal laws of the State of Florida.

17.04 Authority. Both parties represent and warrant to each other that they have the right and lawful authority to enter into this Agreement for the purposes herein and that there are no other outstanding agreements or obligations inconsistent with the terms and provisions hereof.

17.05 Paragraph Headings. Paragraph headings and numbers have been inserted for convenience of reference only, and if there shall be any conflict between any such headings and numbers and the text of this Agreement, the text shall control.

17.06 Waiver. Waiver by either party of any term or condition of this Agreement or any breach shall not constitute a waiver of any other term or condition or breach of this Agreement.

17.07 Notices. Notices and other communications by either party under this Agreement shall be deemed given when delivered by hand or deposited in the United States mail as certified mail, postage prepaid, addressed to the chief executive officer of the other party at its then principal place of business as follows:







                                   13

If to SUPPLIER:

Applied Data Systems, Inc.
     9140 Guilford Rd.
     Columbia, MD 21046

If to DISTRIBUTOR:

Reptron Electronics, Inc
14401 McCormick Drive
     Tampa, FL 33626



17.09 Invalidity of Provisions. In the event that any term or provision of this Agreement shall be deemed by a court of competent jurisdiction to be overly broad in scope, duration or area of applicability, the court considering the same shall have the power and hereby is authorized and directed to modify such term or provision to limit such scope, duration or area, or all of them, so that such term or provision is no longer overly broad and to enforce the same as so limited. Subject to the foregoing sentence, in the event any provision of this Agreement shall be held to be invalid or unenforceable for any reason, such invalidity or unenforceability shall attach only to such provision and shall not affect or render invalid or unenforceable any other provision of this Agreement.

17.10 Consent Not Unreasonably Withheld.' Whenever any consent, action or authorization is required or requested of SUPPLIER hereunder, such consent, action or authorization shall not be unreasonably withheld or delayed.

17.11 Force Majeure. Nonperformance under this Agreement shall be excused, and neither party shall be liable for any loss, damage, penalty or expense, to the extent that such performance is rendered impossible or delayed by fire, flood, act of God or the public enemy, act of the Government, labor difficulties, riot, inability to obtain materials or any other cause where the failure to perform or delay is beyond the reasonable control of the nonperforming party and without the negligence of such party.

17.12 Relationship of Parties, The relationship between the parties hereto shall be that of independent contractors, each being in full control of its own business. Under no

                                     14

circumstances shall either party have the right or authority, expressed or implied, to act or make any commitment on behalf of or bind the other or represent the other as its agent in any way. Nothing contained in this Agreement shall be construed as creating a joint venture or partnership between SUPPLIER and DISTRIBUTOR.

  AGREED TO THIS                            ACCEPTED THIS
1st day of March, 2000                      3rd day of April, 2000
Jack Killoren                               Robert Olsen
1440 McCormick Drive, Tampa, FL, 33626   9140 Guilford Rd., Columbia,
                                         MD 21046
By: /s/ Jack Killoren                       By: /s/ Robert Olsen
VP / marketing Operations                   President
                                15



















                         Exhibit 10.2






















TYCO ELECTRONICS CORPORATION
                     RELAY DISTRIBUTOR CONTRACT

THIS AGREEMENT (hereinafter referred to as "Agreement" or "Contract") effective the 27th day of April, 2000 between Tyco Electronics Corporation's United States Sales and Marketing Division, a Pennsylvania corporation, with offices in Middletown, Pennsylvania ("Tyco"), and Reptron Electronics Inc with offices in Tampa, FL, a corporation, limited liability company, partnership or sole proprietorship (circle correct entity), incorporated or domiciled in the state of FL ("Distributor').

WHEREAS, Tyco desires to create additional sales of Tyco's Potter & Brumfield (P&B) relay product line within the United States through the use of qualified non-exclusive distributors; and

WHEREAS, Distributor is, in the regular course of its business, a distributor in the electronics industry and, as such, purchases and stocks most of its products, including P&B Products from Tyco, predominantly for resale to industrial electronic OEM customers; and

WHEREAS, Distributor desires to be a distributor of Tyco and to aggressively promote P& B Products within the United States, a geographic area of primary responsibility; and

WHEREAS, Distributor believes it has sufficient personnel, adequate facilities, and a realistic distributor business plan and is prepared to inventory P&B Products so that it can effectively promote the sale of P&B Products within the United States, its geographic area of primary responsible.

NOW, THEREFORE, in consideration of the mutual undertakings set forth below, the parties agree:

1. Definitions

The term "Potter & Brumfield Products," "P&B Products," "Product" or "Products" as used herein shall mean the items listed or described on Exhibit "A" hereto and any other product, which Tyco agrees to sell to Distributor from time to time.

2.  Appointment

a) Tyco hereby appoints Distributor as a non-exclusive Relay Distributor and Distributor accepts such appointment for each location described on the attached Exhibit "B" ("Authorized Location(s)") for the sale and distribution of those products listed on Exhibit "A" ("Relay Products") and such other products as Tyco may agree to sell to Distributor from time to time. Neither party may add Authorized Locations without the prior written consent of the other. Distributor will not sell P&B Products or access the Tyco's computerized information system (the "System") out of any location that is not an Authorized Location. Except as approved in writing by an authorized executive of Tyco, Distributor will not knowingly resell P&B Products to or for customers located outside of the United States.

(b) Each Authorized Location will service its geographic area of primary responsibility (the "GAPR"). Distributor understands that its performance will be judged solely on sales within such GAPR. However, nothing in this Contract will prevent an Authorized Location from selling to a customer located outside such Authorized Location's GAPR.

(c) Distributor's appointment as an Relay Distributor will be non-exclusive and such appointment does not constitute a grant of any specific territory, geographical area, or particular market. Tyco reserves the right to appoint other authorized distributors and resellers, and to sell to anyone at any time without notice or liability to Distributor.

Relay Contract-2000.doc                         Page 1
10-Mar-2000

2. Term.

The term of this Contract will be one (1) year from the above effective date, unless terminated earlier pursuant to any of its provisions. This Contract will continue in full force and effect thereafter until terminated by either party pursuant to any of its provisions.

3.  Special Responsibilities of the Distributor.

3.1
General.Distributoracknowledgesthatithasspecialresponsibilitiesarisingou
tofits designation as a Relay Distributor, including, but not limited to:

(a) Distributor agrees that each Authorized Location will actively promote and develop business for P&B Products and will maintain an inside and/or outside sales force of sufficient size to effectively do so.

(b) Distributor agrees to obtain Tyco's prior written approval before using any catalog copy or illustration or releasing any advertising or news item for publication which displays the name or any of the trademarks of P&B or Tyco, or illustrates or lists P&B Products, or otherwise refers to Tyco and/or its relationship with Distributor. If Tyco grants such permission, Distributor will use such material consistent with any requirements set forth in this Contract and Tyco's written approval.

(c) Distributor agrees that it will make a commercially reasonable effort to sell P&B Products on the Returnable Products List in quantities less than Tyco's standard package sizes in order to service customers.

3.2 Reports. Distributor further agrees to furnish an annual business plan, and such periodic inventory status reports and other sales reports as may be reasonably requested by Tyco from time to time.

3.3  Point-of-Sale Reports.

(a) As a material part of the consideration for this Contract, Distributor agrees to provide Tyco with monthly point-of-sale reports for each Authorized Location, which will be used by Tyco primarily to calculate incentive compensation for Tyco's sales personnel. Distributor will submit its monthly point-of-sale report no later than the fifteenth (1 5th) day of the month following the month under report and in accordance with such procedures as Tyco may establish from time to time. A copy of the current Tyco point-of-sale report procedure is attached as Exhibit C. Tyco will provide Distributor with a copy of any revised procedure not less than ninety (90) days prior to the effective date of the new procedure.

(b) Distributor agrees to ensure that the point-of-sale information is in a format that will allow the reports to be processed by Tyco.

(1) Distributor's obligation will not be met until complete, properly formatted point-of-sale reports have been received and processed by Tyco, regardless of whether initial reports submitted by Distributor cannot be processed because they are incomplete, improperly formatted, lost, damaged or stolen. Distributor will retain each point-of-sale report for at least six (6) months after the date Distributor first provides Tyco with a complete, properly formatted copy of such report. Tyco agrees to reimburse Distributor for Distributor's out of-pocket expenses incurred in retransmitting point-of sale reports that are not received or processed solely as a result of Tyco's fault.

Relay Contract-2000.doc                           Page 2
                     10-Mar-2000

(2) Distributor agrees to keep Tyco current on all additions or changes to Distributor's customer account numbers and other customer information necessary for the processing of the point-of-sale reports.

(c) In the event Distributor fails for any reason to forward such a report for two (2) consecutive months, Tyco will have the option, in addition to any other rights Tyco may have as a result of such failure, to immediately cease all bookings and shipments for or to Distributor until such time as Distributor supplies Tyco with complete, properly formatted point-of-sale reports for the missing months.

(d) All point-of-sale reports will be furnished by Distributor at Distributor's own expense. These reports, regardless of their form, will become the property of Tyco, except that Tyco may, upon request, return any computer tapes Distributor has used to furnish the required point-of-sale reports to Tyco.

4.  Inventory, Stocking and Minimum Annual Sales Requirements.

4.1 Minimum Annual Sales. Each Authorized Location will sell the dollar amount of P&B Products to customers within its GAPR during each calendar year as set forth in the current Business Plan. For purposes of calculating each Authorized Location's sales, the following criteria will be used:

(a) P&B Products and quantities sold (less P&B Products and quantities returned) and the customer's location will be based on the point-of-sale reports provided to Tyco by Distributor.

(b) The price for P&B Products sold will be the actual resale price based on the point-of-sale reports provided to Tyco by Distributor.

(c) Only sales to OEMs and other end users will be used to calculate the minimum annual sales requirement. Sales to distributors and other resellers, as determined by Tyco, will not be used to calculate the minimal annual sales requirement.

4.2  Initial Purchase.

The initial purchase for Distributor will be a mixture of various P&B Products, to be mutually agreed upon by the parties.

4.3 Stocking. Distributor will continue to purchase for stock, and Tyco will continue to sell to Distributor (unless Tyco is prevented from doing so by conditions beyond its control) such quantities of P&B Products as the Distributor reasonably requires for the proper servicing of its customers. The minimum permissible inventory level will be one sixth of Distributor's purchases of P&B Products during the previous twelve months. Distributor may not maintain any inventory at any location that is not an Authorized Location or an Authorized Stocking Location.

5. Inspections. Authorized representatives of Tyco will have the right of reasonable inspection during normal business hours of Distributor's stock of P&B Products, as well as Distributor's books and records supporting or relating to point-of-sale or other reports or information to be submitted by Distributor to Tyco pursuant to this Contract. Distributor agrees that such inspections will be performed solely at Tyco's option and expense, but not more than twice each calendar year for each Authorized Location. Distributor will take such steps as may be necessary to remedy any violations of the Contract discovered during such inspections within thirty (30) days after notice of any violations.

Relay Contract-2000.doc                         Page 3
                 10-Mar-2000

6. Prices

6.1 Standard Prices and Terms of Sale. Except as otherwise provided in this Section:

(a) Each Distributor order will be governed by the standard prices, minimum orders, minimum line-item quantities, discounts, terms of payment and other administrative requirements (hereinafter "Terms") as set forth on the System or in the terms sheet in effect at the time that order is shipped, including orders with shipments scheduled for future dates.

(b) All Terms are subject to change by Tyco upon thirty (30) days prior written notice.

6.2  Price Protection.

(a) Orders. No price increase will apply to any Distributor purchase order with Tyco:

(1)  which was received by Tyco prior to the date of the notification;
or

(2) which was received by Tyco between the date of notification and the effective date of the increase and which is scheduled for delivery within ninety (90) days from the effective date of such notice.

If, after the effective date of any such price increase, Distributor makes any addition to or other change in a purchase order that would otherwise be priced at the old price, with the exception of an acceleration of scheduled deliveries only, that purchase order will be priced at the new price. A reduction in the quantity ordered is permitted, but is subject to rebelling to reflect the resulting change in columnar pricing.

(b) Inventory. In the event of an Tyco general price decrease as to one or more P&B Products, Tyco shall honor any corresponding credit requested by Distributor for affected P&B Products in Distributor's inventory which are covered by Distributor invoices dated within the eighteen (1 8) month period immediately preceding the effective date of the decrease. No credits for P&B Products on Distributor's shelf will be given under any other circumstances for a price decrease. Additionally, Tyco will not be required to honor any requested credit unless such request: (a) is accompanied by satisfactory proof of purchase and on-the-shelf inventory, and (b) is submitted through Tyco's authorized sales representative so that inventory on the Distributor's shelf can be confirmed. Credit requests will be governed by the time limit and details on the notice issued by Tyco at the price adjustment time. Tyco will promptly issue all credits based on a price determined in accordance with the rules set forth in Section 9.5 after receipt and verification of all required documentation.

6.3 Pricing Packages. Prices other than the standard prices described on the System may be available through meeting competition requests, the ship-and-debit program and other programs.

6.4 Rebills. In the event that Distributor decreases the total quantity of any P&B Product scheduled for shipment in a scheduled purchase order (for any reason other than Tyco's inability to supply the total quantity scheduled for shipment) and that decrease alters the appropriate columnar price for the revised total quantity, Tyco reserves the right to reprice and rebill Distributor for all such P&B Products shipped under the order at the price for the revised quantities.

Relay Contract-2000.doc                 Page 4
   10-Mar-2000

6.5 Distributor's Resale Prices. Suggested resale prices are, in fact, merely "suggested" resale prices and do not represent a policy of TYCO. DISTRIBUTOR SHALL RESELL P&B PRODUCTS AT PRICES DETERMINED SOLELY BY DISTRIBUTOR.

7.  Orders.

7.1 Placing Orders. Distributor may place orders with Tyco via: EDI, electronic mail, facsimile transmission, telephone, or mail, and all orders are subject to acceptance by Tyco at its Pennsylvania facilities.

7.2 Shipments. Orders that are scheduled are also subject to the Terms per each designated shipment and may not be scheduled for more than a twelve (12) month period. Material may not be added to an order after shipment has been made.

7.3  Freight.  All shipments by Tyco to Distributor are made F.O.B.
shipping point.

7.4 Drop Shipping, Distributor agrees that drop shipments of P&B Products from Tyco directly to a end user location is not in keeping with the goal of establishing and maintaining an efficient distribution system, and that it is Distributor's intent to provide local stocking availability and promotion of P&B Products to end users. Drop shipping is subject to the following rules:

(a) Shipment must be to support customer with a production "line down" or other emergency situation.

(b) Distributor must specify the express freight carrier to be used by Tyco. Distributor will pay all transportation costs.

(c) Tyco reserves the right to apply any package minimum or special handling charges which may arise from the drop shipment.

(d) Delivery is restricted to an end user location within the Distributor's GAPR.

7.5 Credit. Distributor must maintain a satisfactory credit standing for continuance of its appointment. Distributor will, upon request by Tyco, provide sufficient current financial data for Tyco to review in making. a decision whether or not to maintain a certain line-of-credit. For credit considerations, Tyco reserves the right to refuse to accept new orders, to place existing orders on hold, or to require a COD payment or other security satisfactory to Tyco prior to shipment.

7.6 Payment. Distributor will issue payments thirty (30) days from the date of receipt of Tyco's invoices. Payment shall be in United States dollars, which is the official currency of this Contract.

8.  Advertising & Sales Promotion.

8.1 Sales Material. Tyco will make available to Distributor reasonable quantities of product advertisements, samples and literature.
Additional quantities will be made available for a nominal charge. Layouts and copy will be made available to Distributor upon request for inclusion in its own catalogs.

8.2 Trade Show Material. Tyco regularly displays at national trade shows. A limited amount of trade show material is available for loan to Distributor for use at local trade shows.



Relay Contract-2000.doc                         Page 5
                  10-Mar-2000

8.3 Cooperative Advertising. -Tyco will make cooperative advertising funds available to Distributor from time to time in accordance with its then-current cooperative advertising program.

9.  Returns

9.1 General Requirements. For purposes of return authorization, the term "Tyco" will mean Tyco's Return Material and Credit Memorandum Department. Unless otherwise stated in this Contract, all returns of P&B Products must meet the following requirements:

(a) An invoice number or purchase order number must be provided at the time the return is requested.

(b) A return material authorization ("RMA") number must be obtained from Tyco at the time the return is requested. The RMA number is valid for sixty (60) days from the date of issue. The RMA number must clearly appear on the outside of each shipping carton or the P&B Products contained within will not be accepted for credit and will be returned at Distributor's expense.

(c) P&B Products must be returned with all freight and insurance costs prepaid. Tyco will refuse all other shipments.

(d) P&B Products must be unused and in original, unopened, unmarked (by Distributor) and unbroken P&B packages.

(e) P&B Products shipped to Distributor less than ninety (90) days prior to the request for return cannot be returned.

(f) P&B Products shipped to Distributor more than eighteen (18) months prior to the request for return cannot be returned.

(g) Return requests for P&B Products in amounts of less than the line item minimum described in the Terms, as valued under Section 9.5, will not be accepted under any circumstances. Any items which are received by Tyco in amounts less than the line item minimum will be kept by Tyco without any payment or credit being given to Distributor.

9.2  Distributor Convenience Returns.

(a) Tyco will issue credit and will not assess a restocking charge if the P&B Product appears on the Returnable Products List ("RPL") either at the time of purchase or at the time the return is requested and if the requirements of Section 9.1 are met.

(b) Tyco will issue credit but will assess a 15% restocking charge if the P&B Product appears on the RPL either at the time of purchase or at the time the return is requested, and if all the requirements of Section
9.1 are met, except for Section 9.1 (a) and (d). Tyco will not issue credit if the P&B Product appears on the RPL and if Distributor fails to meet any other requirement of Section 9.1 unless Tyco and Distributor are able to agree on a significant restocking charge.

(c) Tyco will not generally issue credit for P&B Product that does not appear on the RPL either at the time of purchase or at the time the return is requested. If Distributor requests a return of P&B Product that does not so appear on the RPL, and if Tyco, in its sole option, decides to accept return of such P&B Product, then credit will not be issued unless Tyco and Distributor are able to agree on a significant restocking charge.


Relay Contract-2000.doc

Page 6                                      10-Mar-2000

(d) The RPL is set forth on the System and may be changed by Tyco from time to time without notice.

9.3 Error Returns. Tyco will issue credit, will not assess a restocking charge, and will pay for reasonable freight costs (including collect shipments via a carrier authorized by Tyco) for returns resulting from Tyco's error, as determined by Tyco, if the following requirements are met:

(a) All errors, except for defective P&B Products, must be reported to Tyco within ninety (90)days after shipment by Tyco. Defective P&B Products must be reported immediately after discovery.

(b)  Error returns must meet the requirements of Section 9.1 (a) and
(b). However, P&B Product may only be used or packages opened to the extent necessary to determine Tyco's error.

(c) All defective P&B Products must be returned. If Tyco's error is alleged to be shipment of defective P&B Product, then samples may be required by Tyco to verify the alleged defect before an error return will be authorized.

Returns not meeting these requirements will be treated as a "Distributor Convenience Return".

9.4 Discontinued Items. If Distributor does not want to keep a P&B Product that has been discontinued by Tyco, then Distributor must return the P&B Product for credit by the date specified in the notice. If the requirements of Section 9.1 are met, except for Section 9.1 (e) then Tyco will, With no restocking charge to Distributor, accept discontinued P&B Product returned within ninety (90) days from the date of the notice. Removal of a P&B Product from the RPL does not constitute discontinuance of that P&B Product.

9.5  Amount of Credit.

(a) For all returns the amount of credit will be the actual price paid by Distributor to Tyco as set forth in the relevant invoice, subject to deductions for any price protection claims previously submitted by Distributor. If the actual price paid cannot be determined by Tyco, then, in addition to any restocking charges, credit will be issued at the average piece price paid by Distributor for the total quantity of the relevant part number shipped to Distributor during the previous eighteen (1 8)-month period or, if applicable, shorter time period.

(b) Credit for authorized returns will be allowed only for the actual quantities received by Tyco and which Tyco's records indicate were purchased by Distributor through the Relay Distributor Program or other authorized source. Debit memos taken by Distributor for returns made but not reconciled by Tyco may be subject to rebelling for discrepancies.

10.  Termination.

10.1 Basic Provision. This Contract may be terminated at anytime, with or without cause, by Tyco or by Distributor upon thirty (30) days' prior written notice. Each party will have the right to so terminate this Contract in whole or as to one or more Authorized Locations.

10.2  Additional Termination Rights of Tyco.




Relay Contract-2000.doc                           Page 7
               10-Mar-2000

(a) Tyco will have the option, in its sole discretion, to immediately terminate this Contract or to cancel any unfilled orders by written notice to Distributor in the following circumstances:

(1) If Distributor is a corporation or limited liability company, in the event of insolvency, bankruptcy, dissolution, acquisition, consolidation, merger, or criminal indictment of Distributor, or in the event of death, insanity, disability, withdrawal or criminal indictment of any principal stockholder active in Distributor's business affairs.

(2) If Distributor does business as a sole proprietor or partnership, in the event of insolvency, bankruptcy, death, insanity, disability, or criminal indictment of the proprietor of Distributor or one of its partners, or dissolution or acquisition of Distributor's partnership or proprietorship.

(3) If Distributor makes any material written or oral statement or representation that is false or misleading.

(b) Except as set forth above, Tyco will give Distributor written notice if, at any time, Distributor fails to maintain a credit standing satisfactory to Tyco, fails to meet and comply with the Distributor performance criteria set forth in Sections 3 or 4 or otherwise commits a material breach of this Contract. Any such notice will set forth the nature of Distributor's failure in reasonable detail. Tyco will have the right to immediately terminate this Contract if Distributor does not cure such failure within thirty (30) days after such notice.

10.3 Additional Termination Rights of Distributor. Distributor shall have the option, in its sole discretion, to terminate this Contract or to cancel any unfilled orders immediately by written notice to Tyco in the event of insolvency, bankruptcy, or dissolution of Tyco, or upon the acquisition, consolidation or merger of Tyco into any company other than Tyco, or any of Tyco's wholly-owned subsidiaries, divisions, or affiliated companies.

10.4 Repurchase of Stock. If this Contract is terminated by either party for any reason, whether with or without cause, Distributor may return P&B Products in accordance with Section 9.2. Distributor will permit Tyco to inspect all such P&B Products at Distributor's place of business prior to the return. If any P&B Product does not qualify for return in accordance with Section 9.2, then Tyco has the right to repurchase such P&B Product. If Tyco exercises its right of repurchase, then the price will be the amount of the credit as described in Section 9.5, and Tyco will pay all reasonable freight costs.

10.5 Distributor's Right to Sell After Termination. Following termination of this Contract, Distributor will retain the right to sell its inventory of P&B Products, provided that Distributor continues to submit point-of-sale reports in accordance with the requirements of
Section 3.3, does not hold itself out as an authorized distributor of P&B Products, and otherwise complies with Section 10.7 below.

10.6 Non-Liability, Neither party will be liable to the other for damages, liabilities or obligations including but not limited to; special, incidental, indirect or consequential damages, in any form whatsoever, whether based on goodwill established by Distributor or investments made by Distributor or otherwise, upon termination of this Contract, except for continuing obligations of the parties expressly set forth in this Contract, including, but not limited to, those described in Sections 11 and 12.



Relay Contract-2000.doc                           Page 8
                      10-Mar-2000

10.7 Non-Use of Trademarks. Upon any termination of this Contract, Distributor will remove and not use any signs containing any trademark owned by Tyco or its affiliates, and Distributor will immediately destroy all stationery, advertising matter and other printed matter in its possession or under its control containing such trademarks. Distributor will not at any time after such termination use or permit to be used any such trademarks in any manner in connection with any business conducted by Distributor or in which Distributor may have an interest. Distributor will immediately take all appropriate steps to remove and cancel its listings in telephone books, web sites and other directories, and public records, or elsewhere which contain such trademarks. Upon termination of this Contract, Distributor will return all Tyco owned tooling, pricing information, catalogs, product literature, promotional and advertising literature, samples, exhibits and all other material or information furnished by Tyco, and Distributor will cease to represent itself as an Relay Distributor for Tyco and P&B Products.

10.8 Effect of Termination on Pending Orders. The termination of this Contract will cancel, as of that date, all orders that have not been shipped and neither party will be under any obligation to the other with respect to orders so canceled. If Distributor has already accepted firm purchase orders from bona fide customers corresponding to Distributor's purchase orders and the P&B Products covered therein, which orders have been received but not shipped by Tyco prior to the termination of this Contract, then Tyco will ship such P&B Products under such purchase orders; provided, however, that Tyco will not be obligated to ship such P&B Products unless it has received adequate assurances of payment by Distributor for such shipments and assurances that Distributor will comply with Section 10.5. Distributor will provide Tyco, upon request, with copies of related customer orders and such other information as may be reasonably required by Tyco to verify to the satisfaction of Tyco such firm orders from customers of Distributor. Also, Distributor will not be relieved of any obligations for any unpaid balances for P&B Products shipped hereunder prior to or after termination, or any other unpaid balances.

11.  Confidentiality.

(a) Distributor shall treat as confidential, such information including but not limited to, the prices at which it purchases P&B Products, all information from or relating to the System and all information relating to any of the secrets, methods, or systems used by Tyco, or any subsidiaries or affiliates in their business.

(b) The parties agree that all trade secrets, designs, inventions, know-how and ideas and all other business, technical, customer and financial information that one party obtains from the other party or its affiliates is confidential information ("Confidential Information").
The parties understand and promise that it will forever hold and protect in strict confidence on behalf of itself, its agents and its employees, all Confidential Information derived from the other party or its subsidiaries and affiliates participating in this Agreement. The parties shall at the other party's request immediately return all documents received from the other party during the duration of this Agreement.

12. Warranty.

12.1  Standard Warranty.  Subject to the limitations set forth in
Section 12.2 below, Distributor is hereby given and is authorized to extend Tyco's Standard Warranty. The current Standard Warranty is described in Exhibit D. Tyco may change its Standard Warranty at any time by written notice to Distributor.





Relay Contract-2000.doc;                         Page 9
                    10-Mar-2000

12.2 Limitations. Distributor understands and agrees that Distributor is authorized to extend the Standard Warranty only to its initial customer, and only with respect to P&B Products Distributor has purchased from Tyco pursuant to the Relay Distributor Program and this Contract, or other source authorized by Tyco, and sold to its initial customer within eighteen (1 8) months of Distributor's purchase of such P&B Product from Tyco. Distributor agrees to report any warranty claim to Tyco immediately after Distributor first becomes aware of such claim. Distributor will be solely responsible for satisfactorily resolving any warranty claim:

(a) that is not reported to Tyco immediately after Distributor first becomes aware of such claim; or

(b) resulting from or relating to any warranty extended by Distributor in excess of the Standard Warranty, unless Tyco has previously authorized Distributor in writing to offer such extended warranty to Distributor's customer; or

(c) if Distributor modifies any P&B Product, without specific prior written approval from Tyco.

13. Names & Trademarks. Distributor may not use the names or trademarks owned by Tyco or any of its subsidiaries or affiliates as part of its firm, corporate, or business name, and will not use such names or trademarks in any way except to designate the P&B Products purchased from Tyco in accordance with this Contract.

14. Relationship. The relationship of the parties is that of manufacturer and distributor, and neither party will hold itself out to be a partner, joint venturer, agent, franchisee or representative of the other party. Neither party will have any right to enter into contracts or commitments in the name of, or on behalf of, the other or to bind the other in any respect whatsoever.

15. Notice. Notice to the parties under this Contract as to termination or other Contract revisions, will be sufficiently served if it is in writing, mailed Certified Mail Return Receipt Requested, or sent by express courier (such as Federal Express, Emery Express, or Purolator Courier) to the following address:


  TYCO:                                With copy to:

  Tyco Electronics Corporation           Tyco Electronics Corporation
  Distribution Sales & Marketing         Legal Department
  Mail Stop 38-41                        Mail Stop 140-042
  2800 Fulling Mill Road                 2901 Fulling Mill Road
  Middletown, Pennsylvania 17057         Middletown, Pennsylvania 17057
   Attention: Director of Distribution   Attention: General Counsel

Distributor:

Reptron Electronics Inc
14401 McCormick Drive
Tampa, FL 33626-3021
Attention: Mr. Jack Killoren

Such notice will take effect as of the date of mailing, hand delivery, or delivery by. express courier.
The above addresses may be changed with notice.



Relay Contract-2000.doc                          Page 10
                     10-Mar-2000

16. Assignment and Applicable Law. Neither this Contract nor any of the rights or obligations of either party is assignable or transferable directly or indirectly, in whole or in part, without the prior written consent of the other party, but Tyco may assign this Contract in connection with a transfer of all or any part of Tyco's business operations to any subsidiary or any affiliate of its parent. This Contract shall be interpreted and enforced in all respects under the laws and the courts of the Commonwealth of Pennsylvania, without regard to its principles of conflicts of law.

17.  Miscellaneous.

17.1 Separability. In the event any one or more of the provisions, or portions thereof, contained or referenced in this Contract is found to be invalid, illegal or unenforceable, such circumstance will not affect any other provision hereof and this Contract will continue in full force and effect and be construed as if such provision, to the extent that it is invalid, illegal or unenforceable, had never been contained herein.

17.2 Waiver. The failure of either party to enforce the provisions hereof or to exercise the rights granted hereunder, or the agreement of the parties to waive enforcement thereof, at any time or for any period of time, will not constitute or be construed to be a waiver of any other failure or breach of such provision or right, or any other provision or right of this Contract, or of the right of such party thereafter to enforce each and every such provision or right, nor will such failure or agreement be deemed to be an amendment to this Contract.

17.3 Conflicting Terms. The parties agree that the terms and conditions of this Contract will prevail and govern the parties' relationship, notwithstanding contrary or additional terms in any purchase order, sales acknowledgment, confirmation or any other document issued by either party effecting the purchase and/or sale of P&B
Products.

17.4 Section Headings. The section headings are merely for convenience of reference and will have no bearing on the interpretation of this Contract.

17.5 Exhibits. All exhibits mentioned in this Agreement are attached and incorporated by reference.

17.6 Indemnification. Tyco shall defend, at Tyco's expense, suits or claims brought against Distributor for personal injury or property damage caused by a defect in P&B Products, so long as timely written notice of such suit or claim and control of the defense is given to Tyco, Distributor gives reasonable cooperation and assistance to Tyco in defending any such claims, and Distributor does not enter into any settlement of a claim without Tyco's written consent, and Tyco shall indemnify Distributor against any resulting judgment or the reasonable costs of settlement of such claim or suit to the extent such loss or damage is solely caused by or results from defective product manufactured by Tyco. This indemnity shall not apply to any claim or suit arising from: (1) P&B Products manufactured to a design supplied by Distributor or its mediate or immediate customer; (2) P&B Products modified by Distributor or customer; (3) a warranty not authorized by Tyco; (4) any claim or suit resulting from the negligence of Distributor, its agents, officers or employees or (5) if the P&B Products are misused or there is a failure to follow Tyco's written product instruction.

17.7 Force Majeure. Neither party to this Agreement shall be liable for its failure to perform any of its obligations hereunder during any period in which its performance is delayed by events beyond its reasonable control, which events include, but are not limited to, fire, flood, war, embargo, strike, riot, or the intervention of any governmental authority; provided the party suffering such delay promptly notifies the other party of the delay.



Relay Contract-2000.doc                           Page 11
                      10-Mar-2000

17.8 Entire Contract. This Contract constitutes the entire agreement between the parties and supersedes all prior agreements between the parties and their predecessors, relating to the sale or distribution of P&B Products in the United States, whether written or oral or based on a course of dealings. Except as expressly provided herein, no future agreements or understandings in any way modifying or supplementing this Contract will be binding on either party unless confirmed in writing and signed by a duly authorized executive of both parties.

IN WITNESS WHEREOF, the parties hereto, intending to be legally bound, have caused this Contract to be signed by their duly authorized representatives.

Tyco Electronics Corporation
United States Sales and Marketing Division


By:

Title:


Distributor
Reptron Electronics Inc/

By: /s/ Jack Killoren

Title VP - OPS








Relay Contract-2000.doc                                     Page 12
     10-Mar-2000