Form 10-Q
period 2000-09-30
REPTRON ELECTRONICS INC
filed 2000-11-13
CIK 918765

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C.   20549
                                     FORM 10-Q

       (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ---------------

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

                                       Yes    X        No
                                           -------        -------
6,304,005 shares of common stock issued and outstanding as of
November 1, 2000.
------------------

                           REPTRON ELECTRONICS, INC.


                                    INDEX




                                                                      Page
PART I.  FINANCIAL INFORMATION                                       Number
                                                                     ------
         Item 1.  Financial Statements

                  Consolidated Statements of Operations --
                  Three months ended September 30, 2000 and
                  September 30, 1999 and nine months ended
                  September 30, 2000 and September 30, 1999              3

                  Consolidated Balance Sheets --
                  September 30, 2000 and December 31, 1999               4

                  Consolidated Statement of
                  Shareholders' Equity -- Nine months ended
                  September 30, 2000 and year ended December 31, 1999    5

                  Consolidated Statements of Cash Flows --
                  Nine months ended September 30, 2000 and September
                  30, 1999                                               6

                  Notes to Consolidated Financial
                  Statements -- September 30, 2000                       8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         10


PART II. OTHER INFORMATION

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                           12

         Item 6.  Exhibits and Reports on Form 8-K                      13


SIGNATURES                                                              14

PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements

                                      REPTRON ELECTRONICS, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                          (In thousands, except share and per share data)


                                                     Three months ended          Nine months ended
                                                        September 30,               September 30,
                                                        (Unaudited)                  (Unaudited)
                                                    ---------------------       ----------------------
                                                     2000          1999           2000         1999
                                                    -------       -------       --------     ---------
Net sales                                          $152,653      $ 93,559        $416,526     $251,970
Cost of goods sold                                  127,613        80,119         348,104      217,525
                                                    -------       -------         -------      -------
    Gross profit                                     25,040        13,440          68,422       34,445

Selling, general and administrative expenses         18,449        14,130          53,390       40,353
                                                    -------       -------         -------      -------
    Operating earnings (loss)                         6,591          (690)         15,032       (5,908)

Interest expense, net                                 3,066         1,964           8,117        6,131
                                                    -------       -------         -------      -------
    Earnings (loss) before income taxes               3,525        (2,654)          6,915      (12,039)

Income tax provision (benefit)                        1,632          (990)          3,252       (4,595)
                                                    -------       -------         -------      -------
    Earnings (loss) before extraordinary item         1,893        (1,664)          3,663      (7,444)

Extraordinary gain on extinguishment of debt,
  Net of tax                                              -         4,527               -       12,776
                                                    -------       -------         -------      -------
    Net earnings                                   $  1,893      $  2,863        $  3,663     $  5,332
                                                    =======       =======         =======      =======

Net earnings per common share - basic:
    Earnings (loss) before extraordinary item      $   0.30      $  (0.27)       $   0.59      $ (1.21)
    Extraordinary gain                                 0.00          0.74            0.00         2.08
                                                    -------       -------         -------       ------
    Net earnings per common share - basic          $   0.30      $   0.47        $   0.59      $  0.87
                                                    =======       =======         =======       ======
Weighted average common shares outstanding -
  basic                                            6,282,405     6,147,119      6,229,121    6,147,119
                                                   =========     =========      =========    =========

Net earnings per common share - diluted:
    Earnings (loss) before extraordinary item      $   0.27      $  (0.27)       $   0.54      $ (1.21)
    Extraordinary gain                                 0.00          0.74            0.00         2.08
                                                    -------       -------         -------       ------
    Net earnings per common share - diluted        $   0.27      $   0.47        $   0.54      $  0.87
                                                    =======       =======         =======       ======
Weighted average common shares outstanding -
  diluted                                          6,973,455     6,147,119      6,837,620    6,147,119
                                                   =========     =========      =========    =========




     The accompanying notes are an integral part of these financial statements

                            REPTRON ELECTRONICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                      ASSETS
                                               (Unaudited)
                                               September 30,   December 31,
                                                    2000          1999
                                               -------------   ------------
CURRENT ASSETS
  Cash and cash equivalents                      $    1,786       $    108
  Accounts receivable - trade, less allowances
   for doubtful accounts of $1,214 and $609,
   respectively                                      86,055         62,754
  Inventories, net                                  117,167         82,553
  Prepaid expenses and other assets                   2,738          2,118
                                                    -------        -------
      Total current assets                          207,746        147,533

PROPERTY, PLANT & EQUIPMENT - AT COST, NET           35,511         34,997
EXCESS OF COST OVER NET ASSETS ACQUIRED, NET         29,546         30,507
OTHER ASSETS                                          2,738          2,816
                                                    -------        -------
                                                   $275,541       $215,853
                                                    =======        =======

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                         $ 55,779         42,062
  Current portion of long-term obligations            2,589          3,280
  Accrued expenses                                    7,106          6,068
  Income taxes payable                                1,126            446
                                                    -------        -------
      Total current liabilities                      66,600         51,856

NOTE PAYABLE TO BANK                                 75,488         37,413

LONG-TERM OBLIGATIONS, less current portion          81,270         79,104

DEFERRED TAX LIABILITY                                  750            520

SHAREHOLDERS' EQUITY
  Preferred Stock - authorized 15,000,000 shares
   of $.10 par value; no shares issued                    -              -
  Common Stock - authorized 50,000,000 shares
   of $.01 par value; issued and outstanding,
   6,298,379 and 6,167,119 shares, respectively          63             62
  Additional paid-in capital                         22,549         21,740
  Retained earnings                                  28,821         25,158
                                                    -------        -------
                                                     51,433         46,960
                                                    -------        -------
                                                   $275,541       $215,853
                                                    =======        =======

 The accompanying notes are an integral part of these financial statements

                                  REPTRON ELECTRONICS, INC.
                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (In thousands, except share data)

                                   Common Stock
                                ------------------        Additional                    Total
                                 Shares        Par         Paid-In      Retained    Shareholders'
                               Outstanding    Value         Capital     Earnings        Equity
                               -----------    -----       ----------    --------    -------------
Balance at December 31, 1998    6,147,119       $61         $21,676      $20,389        $42,126
Exercise of stock options          20,000         1              64            -             65
Net earnings                            -         -               -        4,769          4,769
                                ---------        --          ------       ------         ------
Balance at December 31, 1999    6,167,119        62          21,740       25,158         46,960

Exercise of stock
 options (Unaudited)              131,260         1             809            -            810
Net Earnings (Unaudited)                -         -               -        3,663          3,663
                                ---------        --          ------       ------         ------
Balance at  September 30, 2000
 (Unaudited)                    6,298,379       $63         $22,549      $28,821        $51,433
                                =========        ==          ======       ======         ======






   The accompanying notes are an integral part of this financial statement

                           REPTRON ELECTRONICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                          Nine months ended
                                                             September 30,
                                                              (Unaudited)
                                                          ------------------
                                                            2000      1999
                                                          -------    -------
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
  Net earnings                                          $  3,663    $  5,332
  Adjustments to reconcile net earnings to net cash
    used in operating activities:
    Depreciation and amortization                          7,873       8,198
    Extraordinary gain                                         -     (12,776)
    Deferred income taxes                                    230      (4,595)
    Loss on disposal of assets                                25           -
    Change in assets and liabilities:
       Accounts receivable - trade                       (23,301)     (9,502)
       Inventories                                       (34,614)     (7,469)
       Prepaid expenses and other current assets            (620)      8,424
       Other assets                                         (449)       (228)
       Accounts payable - trade                           13,717      10,421
       Accrued expenses                                    1,038      (3,455)
       Deferred revenue                                        -         (70)
       Income taxes payable                                  680        (715)
                                                          ------     -------
         Net cash used in operating activities           (31,758)     (6,435)
                                                          ------     -------
Cash flows from investing activities:
  Purchases of property, plant and equipment              (6,924)    (2,541)
  Proceeds from the sale of property                           -         99
                                                          ------    -------
         Net cash used in investing activities            (6,924)    (2,442)
                                                          ------    -------
Cash flows from financing activities:
  Proceeds from exercise of stock options                    810          -
  Net proceeds from note payable to bank                  38,075          -
  Proceeds from long-term obligations                      4,000     29,302
  Payments on long-term obligations                       (2,525)   (27,642)
                                                          ------    -------
         Net cash provided by financing activities        40,360      1,660
                                                          ------    -------
         Net increase (decrease) in cash and cash
          equivalents                                      1,678     (7,217)
Cash and cash equivalents at beginning of period             108     10,065
                                                          ------    -------
Cash and cash equivalents at end of period               $ 1,786    $ 2,848
                                                          ======     ======


  The accompanying notes are an integral part of these financial statements

                               REPTRON ELECTRONICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                    (In thousands)


                                                          Nine months ended
                                                            September 30,
                                                             (Unaudited)
                                                          ------------------
                                                            2000      1999
                                                          --------  --------

Supplemental cash flow information:

    Interest paid                                        $ 8,670   $ 7,561
                                                          ======    ======

    Income taxes paid                                    $ 2,469   $   690
                                                          ======    ======

Non-cash investing and financing activities:
  During the nine month period ended September 30, 1999, we incurred approximately $372,000 of obligations under capital leases for the acquisition of equipment.

  Goodwill, related to the 1998 Hibbing acquisition, was reduced approximately $767,000 during the period ended September 30, 1999.

  Net capitalized financing costs of approximately $1.2 million, related to the year to date repurchase of convertible subordinated bonds, was written off during the period ended September 30, 1999, and was included in the calculation of the extraordinary item.

















    The accompanying notes are an integral part of these financial statements.

                          REPTRON ELECTRONICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE A -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. The consolidated financial statements as of September 30, 2000 and for the three and nine months ended September 30, 2000 and September 30, 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the 1999 Form 10-K.

NOTE B --  INVENTORIES

Inventories consist of the following (in thousands):

                                       September 30,           December 31,
                                           2000                   1999
                                       -------------          -------------
   Electronic Component Distribution:
      Inventories                          $ 76,355               $45,503

   Electronic Manufacturing Services:
      Work in process                        12,954                12,270
      Raw materials                          27,858                24,780
                                            -------                ------
                                           $117,167               $82,553
                                            =======                ======

                         REPTRON ELECTRONICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 SEPTEMBER 30, 2000

NOTE C -- FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Reptron Electronics, Inc. is a leading electronics manufacturing supply chain services company operating as a national distributor of electronic components, a contract manufacturer of electronic products and display solution provider. Our Electronic Component Distribution customers are in diverse industries including robotics, telecommunications, computers and computer peripherals, consumer electronics, healthcare, industrial controls and contract manufacturing. Our Electronic Manufacturing Services segment manufactures electronic products according to customer design, primarily for customers in the telecommunications, healthcare, industrial/instrumentation, banking and office products industries. As a display solution provider, we provide display design engineering, systems integration and turnkey manufacturing services.


The following table shows net sales and gross profit by industry segments:

                                            Three months ended             Nine months ended
                                              September 30,                  September 30,
                                              (in thousands)                (in thousands)
                                            ------------------             -----------------
                                             2000       1999               2000       1999
                                            ------      ------             ------     ------
Net Sales
  Electronic Component Distribution        $ 93,071    $52,858            $248,966   $136,552
  Electronic Manufacturing Services          59,582     40,701             167,560    115,418
                                            -------     ------             -------    -------
                                           $152,653    $93,559            $416,526   $251,970
                                            =======     ======             =======    =======

Gross Profit
  Electronic Component Distribution        $ 16,737    $ 8,659            $ 46,387   $ 22,689
  Electronic Manufacturing Services           8,303      4,781              22,035     11,756
                                            -------     ------             -------    -------
                                           $ 25,040    $13,440            $ 68,422   $ 34,445
                                            =======     ======             =======    =======


NOTE D -- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per common share:

                                              Three months ended           Nine months ended
                                                 September 30,               September 30,
                                              ------------------          -------------------
                                               2000         1999           2000         1999
                                             ---------    ---------      ---------   ---------
Numerator:
  Net earnings (in thousands)               $    1,893   $    2,863     $    3,663   $    5,332
                                             =========    =========      =========    =========
Denominator:
  For basic earnings per share -
    Weighted average shares                  6,282,405    6,147,119      6,229,121    6,147,119
  Effect of dilutive securities:
    Employee stock options                     691,050            -        608,499            -
                                             ---------    ---------      ---------    ---------
  For diluted earnings per share             6,973,455    6,147,119      6,837,620    6,147,119
                                             =========    =========      =========    =========

Net earnings per common share - basic       $     0.30   $     0.47     $     0.59   $     0.87
                                             =========    =========      =========    =========
Net earnings per common share - diluted     $     0.27   $     0.47     $     0.54   $     0.87
                                             =========    =========      =========    =========

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This document contains certain forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended. Factors that could cause actual results to differ materially include the following: business conditions and growth in our industry and in the general economy; competitive factors; risks due to shifts in market demand; the ability of Reptron to complete and integrate acquisitions; and the risk factors listed from time to time in our reports filed with the Securities and Exchange Commission as well as assumptions regarding the foregoing. The words "believe", "estimate", "expect", "intend", "anticipate", "plan" and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. Reptron undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.


RESULTS OF OPERATIONS

    Net Sales. Third quarter net sales increased $59.1 million, or 63.2%, from $93.6 million in the third quarter of 1999 to $152.7 million in the third quarter of 2000. Total net sales for the first three quarters of 2000 increased $164.5 million, or 65.3% from $252.0 million in the first three quarters of 1999 to $416.5 million in the first three quarters of 1999.

    Electronic Component Distribution ("ECD") third quarter net sales increased $40.2 million, or 76.1%, from $52.9 million in the third quarter of 1999 to $93.1 million in the third quarter of 2000. This increase resulted primarily from improved market conditions for the sale of electronic components in the United States. Additionally, we have made significant investments in personnel and other infrastructure, which has aided in sales volume growth. Sales of semiconductors, passive components and electromechanical components accounted for 67.0%, 24.3% and 8.7%, respectively, of third quarter 2000 ECD net sales compared to 72.0%, 19.2% and 8.8%, respectively, of third quarter 1999 ECD net sales. Sales generated from the top four ECD vendors accounted for approximately $40.0 million, or 43.0% of third quarter 2000 ECD net sales, as compared with approximately $18.4 million or 34.8% of third quarter 1999 ECD net sales.

    ECD net sales increased $112.4 million, or 82.3%, from $136.6 million in the first three quarters of 1999 to $249.0 million in the first three quarters of 2000. This increase was primarily the result of the factors stated above. Sales of semiconductors, passive components and electromechanical components accounted for 65.9%, 25.8% and 8.3%, respectively, of first three quarters 2000 ECD net sales, compared to 72.3%, 19.8% and 7.9%, respectively, of first three quarters 1999 ECD net sales. Sales generated from the top four ECD vendors accounted for approximately $103.0 million, or 41.4% of first three quarters 2000 ECD net sales, as compared with approximately $45.6 million or 33.4% of first three quarters 1999 ECD net sales

    Electronic Manufacturing Services ("EMS") net sales increased $18.9 million, or 46.4%, from $40.7 million in the third quarter of 1999 to $59.6 million in the third quarter of 2000. After adjusting for net sales of Applied Instruments, Inc. ("Applied"), acquired in October, 1999, third quarter 2000 net sales increased $14.9 million or 36.5% as compared with third quarter 1999 net sales. This increase is primarily attributable to increased demands from within the existing customer base of EMS. EMS transacted business with 87 customers in the third quarter of 2000. The three largest EMS customers accounted for approximately 16.5%, 10.5% and 9.7%, respectively, of third quarter 2000 EMS net sales (6.4%, 4.1% and 3.8%, respectively, of total Company third quarter 2000 net sales) as compared to 12.9%, 8.4% and 6.8%, respectively, of third quarter 1999 EMS net sales (5.6%, 3.6% and 2.9%, respectively, of total Company third quarter 1999 net sales). Sales from the Hibbing, Minnesota; Tampa, Florida; Gaylord, Michigan and Fremont, California manufacturing facilities accounted for approximately 36%, 33%, 24% and 7% respectively, of EMS third quarter 2000 net sales as compared with 49%, 27%, 24% and 0%, respectively, of EMS third quarter 1999 net sales.

    EMS net sales increased $52.2 million, or 45.2%, from $115.4 million in the first three quarters of 1999 to $167.6 million in the first three quarters of 2000. After adjusting for net sales of Applied, net sales for the first three quarters of 2000 increased $39.7 million, or 34.4% as compared with net sales from the first three quarters of 1999. This increase is primarily attributable to increased demand from within the existing EMS customer base. EMS transacted business with 105 customers during the first three quarters of 2000. The three largest EMS customers accounted for approximately 14.7%, 9.3%, and 9.1%, respectively, of first three quarters 2000 EMS net sales (5.9%, 3.7% and 3.7%, respectively, of total Company first three quarters 2000 net sales) as compared to 7.6%, 7.2% and 6.0%, respectively, of first three quarters 1999 EMS net sales (3.6%, 3.4% and 2.8%, respectively, of total Company first three quarters 1999 net sales). Sales from the Hibbing, Minnesota; Tampa, Florida; Gaylord, Michigan and Fremont, California manufacturing facilities accounted for approximately 37%, 32%, 23% and 8% respectively, of total EMS sales in the first three quarters of 2000 as compared with 40%, 30%, 30% and 0%, respectively, of total EMS sales in the first three quarters of 1999.

    Gross Profit. Total third quarter gross profit increased $11.6 million or 86.3%, from $13.4 million in the third quarter of 1999 to $25.0 million in the third quarter of 2000. The gross margin increased from 14.3% in the third quarter of 1999 to 16.4% in the third quarter of 2000. Total gross profit increased $34.0 million, or 98.6%, from $34.4 million in the first three quarters of 1999 to $68.4 million in the first three quarters of 2000. The gross margin increased from 13.6% in the first three quarters of 1999 to 16.4% in the first three quarters of 2000.

    ECD third quarter gross profit increased $8.0 million, or 93.3%, from $8.7 million in the third quarter of 1999 to $16.7 million in the third quarter of 2000. ECD gross margin increased from 16.3% in the third quarter of 1999 to 18.0% in the third quarter of 2000. This increase in gross margin is due primarily to improved selling and pricing practices and stronger electronic component market conditions experienced in the third quarter of 2000 as compared with market conditions in the third quarter of 1999. ECD first three quarters gross margin increased from 16.6% in the first three quarters of 1999 to 18.6% in the first three quarters of 2000, for similar reasons.

    EMS gross profit increased $3.5 million, or 73.7%, from $4.8 million in the third quarter of 1999 to $8.3 million in the third quarter of 2000 and its gross margin increased from 11.7% in the third quarter of 1999 to 13.9% in the third quarter of 2000. EMS first three quarters gross profit increased $10.2 million, or 87.4% from $11.8 million in 1999 to $22.0 million in 2000 and its gross margin increased from 10.2% in the first three quarters of 1999 to 13.2% in the first three quarters of 2000. This increase in gross margin is primarily attributable to the improvements in asset utilization and manufacturing processes. Additionally, Applied generated higher gross margins than the other EMS facilities.

    Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $4.3 million, or 30.6%, from $14.1 million in the third quarter of 1999 to $18.4 million in the third quarter of 2000. Third quarter selling, general and administrative expenses of Applied were approximately $915,000. After adjusting for the affects of Applied, the $3.4 million increase in selling, general and administrative expenses is primarily attributable to increased variable expenses associated with increased sales volumes. These expenses, as a percentage of net sales, decreased from 15.1% in the third quarter of 1999 to 12.1% in the third quarter of 2000. First three quarters selling, general and administrative expenses increased $13.0 million or 32.3% from $40.4 million in the first three quarters of 1999 to $53.4 million in the first three quarters of 2000. First three quarters 2000 selling, general and administrative expenses of Applied were approximately $2.7 million. After adjusting for the affects of Applied, selling, general and administrative expenses increased $10.3 million or 25.5%. This increase is primarily attributable to increased investment in our ECD sales channel and variable expenses associated with increased sales volumes. First three quarters selling, general and administrative expenses as a percentage of net sales decreased from 16.0% in the first three quarters of 1999 to 12.8% in the first three quarters of 2000.

    Interest Expense. Net interest expense increased $1.1 million, or 56.1%, from $2.0 million in the third quarter of 1999 to $3.1 million in the third quarter of 2000. First three quarters net interest expense increased $2.0 million, or 32.4%, from $6.1 million in the first three quarters of 1999 to $8.1 million in the first three quarters of 2000. These increases in net interest expense resulted primarily from an increase in average outstanding debt of $16.7 million from $122.9 million during the first three quarters of 1999 to $139.6 million during the first three quarters of 2000. In addition, our overall average interest rate increased from 6.7% during the first three quarters of 1999 to 7.8% during the first three quarters of 2000.

LIQUIDITY AND CAPITAL RESOURCES

    We primarily finance our operations through subordinated notes, bank credit lines, capital equipment leases, and short-term financing through supplier credit lines.

    Net cash provided by or used in operating activities has historically been driven by net income (loss) levels combined with fluctuations in inventory, accounts receivable and accounts payable. Operating activities for the first three quarters of 2000 used cash of approximately $31.8 million. This decrease in liquidity resulted primarily from an increase in inventories of $34.6 million and an increase in accounts receivable of $23.3 million. These items were offset by an increase in accounts payable of $13.7 million and an increase in accrued expenses of $1.0 million. Days sales in accounts receivable as of September 30, 2000 were approximately 51 days. Annualized inventory turns for the first three quarters of 2000 were 3.9 times.

    Capital expenditures totaled approximately $6.9 million in the first three quarters of 2000. These capital expenditures were primarily for the acquisition of manufacturing equipment and building improvements. These purchases were funded by our working capital credit facility.

    We believe that available credit facilities will be sufficient for us to meet our capital expenditures and working capital needs for our operations as presently conducted. However, our future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities, and possible acquisitions. While there can be no assurance that such financing will be available in amounts and on terms acceptable to us, we believe that such financing would likely be available on acceptable terms.


Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    While we had no holdings of derivative financial or commodity instruments at September 30, 2000, we are exposed to financial market risks, including changes in interest rates. A majority of our borrowings bear a fixed interest rate. However, borrowings under our bank Credit Facility bears interest at a variable rate based on the prime rate or the London Interbank
Offered Rate.

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


Dated:  November 12, 2000
                                     REPTRON ELECTRONICS, INC.
                                     (Registrant)



                                     By: /s/ Michael Branca
                                         -------------------------------
                                         Michael Branca Chief Financial
                                         Officer
                                         (Principal Financial and Accounting
                                         Officer)