Form 10-K
period 2000-12-31
REPTRON ELECTRONICS INC
filed 2001-03-30
CIK 918765

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                   FORM 10-K

       (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                      or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to __________

Commission File Number 0-23426
                       -------

                             REPTRON ELECTRONICS, INC.
       -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Florida                                 38-2081116
   ----------------------------------   ---------------------------------------
     (State or other jurisdiction       (I.R.S. Employer Identification Number)
   of incorporation or organization)

                   14401 McCormick Drive, Tampa, Florida              33626
               ---------------------------------------------       ------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of shares of the registrant's common stock held by non-affiliates of the registrant as of March 26, 2001 was approximately $40,396,939.

The number of shares of the registrant's common stock issued and outstanding as of March 26, 2001 was 6,371,757.

Documents Incorporated by Reference:

Parts of Reptron's definitive proxy statement for the Annual Meeting of Reptron's Shareholders to be held on May 15, 2001 are incorporated by reference into Part III of this Form.

                           REPTRON ELECTRONICS, INC.
                                   FORM 10-K
                      Fiscal Year ended December 31, 2000

Item Number in
  Form 10-K                                                   PART I                                               Page
--------------                                                                                                   -------
       1.          Business.....................................................................................     3

       2.          Properties...................................................................................    13

       3.          Legal Proceedings............................................................................    13

       4.          Submission of Matters to a Vote of Security Holders..........................................    13

                                                              PART II

       5.          Market for the Registrant's Common Stock and
                   Related Stockholder Matters.................................................................     14

       6.          Selected Financial Data.....................................................................     15

       7.          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.........................................................     16

       7a.         Quantitative and Qualitative Disclosures about Market Risk..................................     20

       8.          Financial Statements and Supplementary Data.................................................     20

       9.          Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure......................................................     20

                                                              PART III

       10.         Directors and Executive Officers of the Registrant..........................................     21

       11.         Executive Compensation......................................................................     21

       12.         Security Ownership of Certain Beneficial Owners
                   and Management..............................................................................     21

       13.         Certain Relationships and Related Transactions..............................................     21

                                                              PART IV

       14.         Exhibits, Financial Statements, Schedules
                   and Reports on Form 8-K....................................................................      22

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

Item 1.       Business

General

         Reptron Electronics, Inc. ("Reptron") is a leading electronics manufacturing supply chain services company providing demand creation distribution of electronic components, custom logistics and supply chain management services, engineering services, display integration services and electronic manufacturing services through its two business segments, Electronic Component Distribution ("ECD") and Electronic Manufacturing Services ("EMS"). The ECD segment is comprised of Reptron Distribution, Reptron Computer Products, and Reptron Logistic Services. The EMS segment is comprised of Reptron Manufacturing Services, Reptron Display and Systems Integration, and Reptron Engineering Services. These business units, although operated independently, are complementary, enabling Reptron to provide customers with a wide range of products and value-added services, as well as a single source for product, material logistics, engineering, assembly and test requirements. Reptron believes that its approach of total customer solutions serving the supply chain needs of its customers distinguishes it in the electronics industry, provides a high level of value to its customer base and enables it to obtain sole source relationships with an increasing number of its customers. As a result of Reptron's business strategy, it has increased net sales from approximately $223.0 million in 1995 to $576.0 million in 2000.

         Reptron was incorporated under the laws of Michigan in 1973 and reincorporated under the laws of Florida in 1993. Reptron's principal executive offices are located at 14401 McCormick Drive, Tampa, Florida 33626, and its telephone number is (813) 854-2351.

The Electronic Component Distribution and Electronic Manufacturing Services Industry

         Electronic Component Distribution. Most manufacturers of electronic components rely on independent distributors, such as Reptron, to extend their marketing operations. As a stocking, marketing and financial intermediary, a distributor relieves the manufacturer of part of the costs associated with the stocking and selling of its products, including otherwise potentially sizeable investments in inventories, accounts receivable and personnel. At the same time, the distributor offers to a broad range of customers the convenience of diverse inventory, flexible deliveries and a wide range of value-added services to help manage material procurement requirements. The growth of the electronic component distribution industry has been fueled by the growing number of electronic component manufacturers that view their distributors as essential extensions of their marketing organizations and by customers who recognize the value that distributors add to the total material procurement process.

         In recent years, two important trends have developed in the U.S. electronic component distribution industry. First, manufacturers of electronic components are reducing the number of distributors who are authorized to sell their products, while maintaining or growing their respective market share. Consequently, the reduced number of authorized distributors must be able to service the market historically addressed by the previous and larger pool of distributors. This trend is the result of the need for original electronic component manufacturers to reduce their operating costs. Engaging a smaller number of distributors allows the manufacturer to reduce support staff.

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

         Electronics Manufacturing Services ("EMS"). The EMS industry has experienced rapid growth over the past several years as an increasing number of OEMs have chosen to outsource printed circuit board assemblies and display product integration and assembly to electronics manufacturing specialists such as Reptron Manufacturing Services and Reptron Display and System Integration. As a result of outsourcing manufacturing services, industry sources estimate that the electronics manufacturing industry has grown at an average annual rate of 25% during the previous three years. Factors driving OEMs to favor outsourcing to electronics manufacturing specialists include:

   . Reduced Time to Market. Because of the intense competitive pressures and rapidly progressing technology in the electronics industry, OEMs are faced with increasingly short product life-cycles and therefore have a growing need to reduce the time required to bring a product to market. OEMs can reduce their time to market by using an electronics manufacturer's established manufacturing expertise and infrastructure.

   . Minimized Capital Investment. As electronic products have become more technologically advanced, the manufacturing process has become increasingly automated and highly intricate, and manufacturers have had to invest in new capital equipment at an accelerated rate. By outsourcing to electronics manufacturing specialists, OEMs are able to lower their investment in inventory, facilities and equipment, thereby enabling them to allocate capital to other activities such as sales and marketing and research and development.

   . Focused Resources. Because the electronics industry is experiencing greater levels of competition and more rapid technological change, many OEMs increasingly seek to focus their resources on activities and technologies that add greater value. By offering turnkey manufacturing services and comprehensive electronic assembly, electronics manufacturing specialists permit OEMs to focus on their core business activities, such as product development, marketing and distribution.

   . Access to Leading Edge Manufacturing Technology. Electronic products and electronics manufacturing technology have become increasingly sophisticated and complex. OEMs desire to work with electronics manufacturing specialists in order to gain access to their technological expertise in process development and control.

   . Improved Inventory Management and Purchasing Power. Electronics industry OEMs are faced with increasing difficulties in planning, procuring and managing their inventories efficiently due to frequent design changes, short product life-cycles, large investments in electronic components, component price fluctuations and the need to achieve economies of scale in materials procurement. Electronics manufacturing specialists are able to manage both procurement and inventory, and have demonstrated proficiency in purchasing components at improved pricing.

Strategy

         Reptron's principal business objective is to expand its presence as a leading electronics supply chain services company. In order to implement its objective, Reptron has formulated a strategy based upon the following key elements:

   . Continue to Leverage Complementary Businesses. Reptron operates as an electronics supply chain services company that provides value-added distribution of electronic components and targeted electronics manufacturing services. Reptron Distribution emphasizes its value-added services as a method to lower the customer's total material acquisition costs. Reptron Manufacturing Services provides turnkey manufacturing, including materials management, board assembly and post-production testing. Reptron Display and System Integration provides design engineering and systems integration of display solutions, including turnkey manufacturing and testing. These three business units, although operated independently, are complimentary, enabling Reptron to provide customers with a wide range of products and value-added services, as well as a single source for product, material, logistics, engineering, assembly and test requirements.

   . Increase Sales from Value-Added Services. Reptron seeks to enhance sales by providing total customer solutions through its value-added services. Reptron has developed a comprehensive value-added service offering which includes inventory control programs (e.g., bonded, consigned, just-in-time), in-plant stores, automated inventory replenishment systems utilizing EDI and other e-commerce technology, custom supply chain logistics services, component programming, custom display solutions and electronics manufacturing. These value-added programs allow the OEMs to reduce their total acquisition costs for materials. An increasing percentage of industry sales are being generated from value-added engagements and management believes Reptron is well positioned to capitalize on this trend. In 2000, approximately 34% of Reptron Distribution sales were generated through value-added services.

   . Target Manufacturing Customers in Specific Market Segments. Reptron Manufacturing Services follows a well-defined strategy in its EMS business. Reptron Manufacturing Services focuses on complex assemblies in low-to-medium volumes for commercial and industrial customers. Additionally, Reptron Manufacturing Services seeks customers that will utilize its ability to assemble customers' products by integrating printed circuit board assemblies into other elements of the customers' products (sometimes referred to as total "box build"). Reptron Manufacturing Services also seeks customer relationships in which Reptron Manufacturing Services is the primary source and avoids engagements requiring an overflow supplier. Reptron Manufacturing Services targets customers in a variety of industries to establish diversity among the customers and industries served.

   . Leverage Investments Made in its Manufacturing Facilities. Reptron has invested in facilities that will allow it to expand its business. Reptron believes its manufacturing facilities can accommodate approximately $300 million in annual contract manufacturing net sales based on the types of business currently transacted by Reptron Manufacturing Services. Reptron Manufacturing Services' 2000 combined sales totaled approximately $230 million. Consequently, Reptron believes there is adequate capacity to support future sales growth.

   . Expand Through Business Combinations and Internal Growth. Reptron seeks to expand its operations by further enhancing its supply chain services offerings through the addition of services such as power supply integration and cable and harness assembly. Further, Reptron believes that significant opportunities exist to expand its operations into geographic areas that it currently does not serve and to increase its presence in existing markets. This expansion of services and presence can be attained through business combinations, by opening new sales offices or by creating new business operations.

Certain Considerations

         Current adverse economic environment. During the first quarter of the current year, the Company experienced an unexpected increase in the rate of order cancellations and requests for extended deliveries resulting in reduced revenues and earnings. The Company believes that these cancellation and delivery delays were the result of the general deterioration of economic conditions in the United States economy and in particular in the electronics industry. In response to these events, the Company has initiated a series of operating cost reductions. There can be no assurance however, that these cost cutting measures will be effective or adequate to compensate for the effect of these factors on the Company's revenues and earnings. If the current economic conditions continue for an extended period of time, the Company will experience a material adverse effect on its operating results and its financial condition.

         Dependence upon Key Vendors. Many of the components distributed by Reptron Distribution are currently manufactured by a relatively small number of independent vendors. Four vendors collectively accounted for approximately 41% and 34% of Reptron Distribution's net sales in 2000 and 1999, respectively (25% and 19% of Reptron's total 2000 and 1999 net sales, respectively). Reptron does not have long-term distribution contracts with its vendors. These contracts are non-exclusive and typically are cancelable upon 30 to 90 days written notice. Additionally, management believes that vendors are consolidating their distribution relationships. Reptron's future success will depend, in large part, on maintaining its vendor relationships. The loss of, or significant disruptions in the relationship with, one or more of Reptron's principal vendors could have a material adverse effect on Reptron's future operating results. See "Reptron Distribution - Vendors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Customer Concentration and Other Factors Affecting Operating Results. Reptron's business units have certain customers that account for a significant part of their respective net sales. Reptron Distribution's ten largest customers collectively represented 27% and 25% of its net sales in 2000 and in 1999 (16% and 14% of Reptron's total net sales in 2000 and 1999, respectively). Reptron Manufacturing Services' three largest customers accounted for approximately 16%, 9% and 8% of its net sales in 2000, respectively, and 11%, 8% and 7% of its net sales in 1999, respectively, (6%, 4% and 3% of Reptron's total net sales in 2000, respectively, and 5%, 3% and 3% of Reptron's total net sales in 1999, respectively). The loss of one or more of these major customers, or a reduction in their level of purchasing, could have a material adverse effect on Reptron's business, results of operations and financial condition. Reptron Manufacturing Services' operating results are affected by a number of factors, including fixed plant utilization, price competition, Reptron Manufacturing Services' ability to keep pace with technological developments, the degree of automation that can be used in an assembly process, efficiencies that can be achieved by Reptron Manufacturing Services in managing inventories and fixed assets, the timing of orders from major customers, the timing of capital expenditures in anticipation of increased sales, incurring substantial start-up costs on new assemblies, customer product delivery requirements and increased costs and shortages of components and labor. In addition, because of the limited number of Reptron Manufacturing Services' customers and the corresponding concentration of its accounts receivable, the insolvency or other inability or unwillingness of its customers to pay for manufacturing services could have a material adverse effect on Reptron's operating results. See - "Reptron Distribution - Marketing and Customers" and "Reptron Manufacturing Services - Marketing and Customers."

         The Volume and Timing of Customer Sales May Vary- Reptron Distribution. The results for Reptron Distribution may vary widely based upon customer demand and general economic conditions. In particular, during periods of economic downturn in the electronics industry, Reptron Distribution has experienced a significant reduction in orders and increases in order cancellations and requests for delayed deliveries as well as increases in instances of customers being unable to pay for product. There can be no assurance that Reptron Distribution's contractual arrangements will adequately compensate it for the loss of sales due to these factors. Any sustained economic downturn in the electronics industry will result in a material adverse effect on Reptron Distribution's operating results and financial condition.

         The Volume and Timing of Customer Sales May Vary - Reptron Manufacturing Services. The volume and timing of purchase orders placed by Reptron Manufacturing Services' customers are affected by a number of factors, including variation in demand for customers' products, customer attempts to manage inventory and changes in the customers' manufacturing strategies. Reptron Manufacturing Services typically does not obtain long-term purchase orders or commitments but instead works with its customers to develop nonbinding forecasts of future requirements. Based on such nonbinding forecasts, Reptron Manufacturing Services makes commitments regarding the level of business that it will seek and accept, the timing of production schedules and the levels and utilization of personnel and other resources. A variety of conditions, both specific to each individual customer and generally affecting each customer's industry, may cause customers to cancel, reduce or delay orders that were either previously made or anticipated. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty, except for payment for services rendered or product completed and, in certain circumstances, payment for materials purchased and charges associated with such cancellation, reduction or delay. Significant or numerous cancellations, reductions or delays in orders by customers, or any inability by customers to pay for services provided by Reptron or to pay for components and materials purchased by Reptron on such customers' behalf, could have a material adverse effect on Reptron's operating results.

         Competition; Effects on Gross Margin. Reptron faces substantial competition. Many of Reptron's competitors have international operations and significantly greater manufacturing, financial, marketing and research and development resources and broader name recognition. Reptron Distribution faces competition from hundreds of electronic component distributors of various sizes, locations and market focuses (e.g., military, commercial, consumer) and competes principally on the basis of product selection, reputation and customer service. Vendor representation and product diversity create segmentation among distributors. Reptron Distribution has several primary competitors that carry similar lines. Reptron Manufacturing Services and Reptron Display and System Integration compete in a highly fragmented market composed of a diverse group of EMS providers. Reptron believes that the key competitive factors in its markets are manufacturing flexibility, price, manufacturing quality, advanced manufacturing technology and reliable delivery. Additionally, Reptron Manufacturing Services faces the potential risk that its customers may elect to produce their products internally, thereby eliminating manufacturing opportunities for Reptron Manufacturing Services. There can be no assurance that Reptron will be able to continue to compete effectively with existing or potential competitors. In addition, gross margins in the businesses in which Reptron compete have experienced fluctuation depending upon market forces. See "
- Competition."

         Availability of Components. Reptron relies on third-party suppliers for electronic components. Component shortages may have a material adverse effect on Reptron's ability to service its customers. At various times, there have been shortages of components in the electronics industry and from time to time the supply of certain electronic components is subject to limited allocations. If shortages of components should occur, Reptron may be forced to delay shipment or to purchase components at higher prices (that may not be able to be passed on to its customers), which may have a material adverse effect on customer demand, Reptron's ability to service customer needs or gross margins. Any of these events could have a material adverse effect on Reptron's operating results.

         Dependence Upon Key Personnel. The success of Reptron to date has been largely dependent upon the efforts and abilities of Reptron's key managerial and technical employees. The loss of the services of certain of these key employees or an inability to attract or retain qualified employees could have a material adverse effect on Reptron.

         Management of Growth. Reptron has grown rapidly in recent years, with combined net sales increasing from approximately $223.0 million in 1995 to approximately $576.0 million in 2000. The ability to manage the effects of past growth and the ability to continue this growth rate will depend upon several factors, including Reptron's ability to recruit, train and retain a skilled workforce to support its expanding operations. There can be no assurance that Reptron will be able to sustain its historic rates of net sales growth, develop the required workforce or manage any future growth successfully. See "Reptron Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Volatility of Component Pricing. Reptron Distribution sells a significant amount of commodity-type components that have historically experienced volatile pricing. These components include dynamic random access memory ("DRAM") and static random access memory ("SRAM") products. If market pricing for these components decreases significantly, Reptron may experience periods when its investment in component inventory exceeds the market price of such components. Such market conditions could have a negative impact on sales and gross profit margins. Most of the components sold through the memory module division are not supplied under distribution agreements and consequently, this inventory is not subject to those contractual protections afforded under standard distribution agreements. See "- Reptron Distribution - Vendors."

Reptron Distribution

         Reptron was founded in 1973 in Detroit as a distributor of electronic components. Reptron Distribution now operates from 30 sales offices that management believes allows Reptron to address nearly 100% of the total available electronic components market in the U.S.

          Products. Reptron Distribution represents over 60 vendor lines and distributes more than 45,000 separate items. The products that Reptron distributes can be broadly divided into three main groups: semiconductors, passive products and electromechanical components.

         Semiconductors accounted for approximately 68% and 71% of Reptron Distribution's net sales in 2000 and 1999, respectively. Reptron Distribution's product offering includes application specific integrated circuits ("ASICs"), flat panel displays, a variety of memory devices (e.g., dynamic, static, programmable) and microprocessors and controllers produced by over 25 vendors. Reptron represents a number of leading semiconductor manufacturers, including Hitachi, Sharp, OKI and Samsung. Passive products and electromechanical components accounted for the remaining 32% and 29% of net sales of Reptron Distribution in 2000 and 1999, respectively. Among these components are capacitors, resistors, relays, power supplies and connectors manufactured by over 35 vendors, such as Astec, Dale/Vishay, Potter & Brumfield and Sprague/Vishay. Reptron Distribution's largest four vendor lines represented 41% and 32.9% of Reptron Distribution's net sales in 2000 and 1999, respectively (24% and 18.9% of Reptron's total net sales in 2000 and 1999, respectively). See "Certain Considerations-Dependence Upon Key Vendors."

         Reptron's Computer Product unit is devoted solely to selling memory modules. This business unit employs a separate sales and support staff that focuses on a different market niche and customer base than is serviced by Reptron Distribution. This unit sells primarily to computer integrators, retail stores, internet retailing and value-added resellers. Sales are generally characterized by higher volumes, lower gross profit margins and lower selling, general and administrative expenses than other electronic component sales generated by Reptron Distribution. Sales from Reptron Computer Products accounted for 8% and 13% of Reptron Distribution's net sales in 2000 and 1999, respectively (5% and 7% of Reptron's total net sales in 2000 and 1999, respectively).

         Services. Reptron Distribution sells to over 7,000 customers representing diverse industries including: robotics, telecommunications, computers and computer peripherals, consumer electronics, healthcare, industrial controls and contract manufacturing. Services provided to these customers include component sales, inventory replenishment programs, in-plant stores, component programming, EDI, and other internet based communications. During 2000 and 1999, approximately 34% and 26%, respectively, of Reptron Distribution's net sales were generated through these value-added services. Reptron believes that an increasing percentage of Reptron Distribution's net sales will be generated through its value-added services as customers continue to search for ways to reduce costs. Reptron has invested significantly in information technology and support staff to help increase net sales from value-added services. For its vendors, Reptron Distribution has developed product promotion and customer identification programs that help vendors build recognition of individual products and target and market to specific types of customers.

         Vendors. In selecting vendors to represent, Reptron Distribution considers numerous factors, including product demand, availability and compatibility with existing product lines. Reptron Distribution has non-exclusive, geographically limited agreements with its vendors for the sale of their products, which is customary in the industry. Reptron Distribution's agreements with vendors do not restrict Reptron from selling similar products manufactured by its vendors competitors, and typically allow termination by either party upon 30 to 90 days notice.

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

         Property and Offices. Reptron owns a 77,500 square-foot facility in Tampa, Florida, which houses centralized division support personnel, the corporate sales team, management staff and executive offices for Reptron Distribution. Reptron Distribution's main warehouse is located in a portion of a company owned, 150,000-square foot facility located adjacent to Reptron's Tampa headquarters. In October, the Company signed a lease for a new distribution warehouse in Reno, Nevada. The Company expects to have this new 71,500 square-foot distribution center operational by June 2001. Currently, all of Reptron Distribution's shipments originate from the Tampa warehouse. Reptron leases 30 office suites serving as sales offices for Reptron Distribution. These offices average approximately 2,000 square feet in size and contain a small space for warehousing of inventory and sales materials. Lease terms on these facilities range from three to five years and expire at various dates through August 2004. One of these facilities, located in the Detroit area, is owned by the chief executive officer of Reptron. The table below shows the location of each office.

                  Office
                  ------
                  Atlanta, Georgia
                  Austin, Texas
                  Baltimore, Maryland
                  Boston, Massachusetts
                  Chicago, Illinois
                  Cleveland, Ohio
                  Dallas, Texas
                  Dayton, Ohio
                  Detroit, Michigan
                  Ft. Lauderdale, Florida
                  Guadalajara, Mexico
                  Hartford, Connecticut
                  Hauppauge (Long Island), New York
                  Huntsville, Alabama
                  Irvine, California
                  Los Angeles, California
                  Minneapolis, Minnesota
                  Philadelphia, Pennsylvania
                  Portland, Oregon
                  Raleigh, North Carolina
                  Rochester, New York
                  Sacramento, California
                  Salem, New Hampshire
                  San Diego, California
                  San Jose, California
                  Seattle, Washington
                  Tampa, Florida
                  Toronto, Canada

Reptron Manufacturing Services

         Reptron entered into the electronics manufacturing services business through an acquisition in 1986. Reptron Manufacturing Services' net sales have grown from approximately $83.0 million in 1995 to $230.0 million in 2000.

         Manufacturing Operations. Reptron Manufacturing Services provides turnkey manufacturing services, including the purchase of customer-specified components from its extensive network of component suppliers (including Reptron Distribution), assembly of components on printed circuit boards and performance of post-production testing. In addition, total box build assembly generated approximately 20% of Reptron Manufacturing Services' 2000 net sales. Reptron Manufacturing Services attempts to perform as much of a given manufacturing process as is feasible and generally does not perform labor-only, consignment assembly functions unless management believes that such engagements may provide a direct route to turnkey contracts.

         Reptron Manufacturing Services provides design-for-manufacturability engineering services as well as surface mount technology ("SMT") conversion and pin through hole ("PTH") interconnection technologies and printed circuit board layout services for existing products. Reptron Manufacturing Services also provides test process design capabilities that include the design and development of test fixtures and procedures and software for both in-circuit tests and functional tests of circuit boards, components and products.

         Reptron Manufacturing Services is able to efficiently manage its materials procurement and inventory management functions. The inherent scheduling and procurement challenges in low-to-medium volume production of a large number of different circuit board assemblies requires a high level of expertise in material procurement. Reptron Manufacturing Services obtains its electronic components from a wide variety of manufacturers and distributors, some of which are procured through Reptron Distribution.

         Marketing and Customers. Reptron Manufacturing Services follows a well-defined marketing strategy, which includes the following key elements:

   . Target Customers Requiring Complex Printed Circuit Board Assemblies. Reptron Manufacturing Services focuses on complex assemblies in low-to-medium volumes for customers primarily in the telecommunications, healthcare, industrial/instrumentation, banking and office products industries. Reptron Manufacturing Services does not manufacture high volume printed circuit board assemblies for the personal computer, consumer products or automotive industries. Reptron Manufacturing Services targets customers requiring a high number of different circuit board assemblies, thereby seeking to minimize its exposure to any one product made for a specific customer. Reptron Manufacturing Services focuses on the low-to-medium volume batch business because of its reduced volatility. Reptron Manufacturing Services gains access to a significant number of these kinds of customers through its relationship with Reptron Distribution and the efforts of its direct sales force. Additionally, Reptron Manufacturing Services is expanding its market and customer development through independent sales representatives.

   . Target Customer Relationships where Reptron Manufacturing Services is the Primary Source. Reptron Manufacturing Services seeks engagements with customers that have decided to strategically outsource substantially all circuit board assembly. Consequently, Reptron Manufacturing Services markets its services as a "partnership" with the customer and encourages the customer to view Reptron Manufacturing Services as an extension of its own manufacturing capabilities. Reptron Manufacturing Services attempts to avoid relationships where Reptron Manufacturing Services is used as an overflow supplier to manage volume requirements.

   . Maintain a Diverse Customer and Industry Base. Reptron Manufacturing Services targets customers primarily in the telecommunications, medical, industrial/instrumentation, banking and office products industries and seeks to maintain a diversity of customers among these industries and within each industry. In addition, Reptron Manufacturing Services believes that the industries that it targets make products that generally have longer life cycles, more stable demand and less price pressure compared to consumer oriented products. Nevertheless, Reptron Manufacturing Services' customers from time to time, experience downturns in their respective businesses resulting in fluctuations in demand for Reptron Manufacturing Services' services. See "- Certain Considerations - The Volume and Timing of Customer Sales May Vary."

         The marketing cycle for customers meeting these criteria typically spans six-to-twelve months. Additionally, the start-up phase for an engagement may run an additional six months. Typically, during this phase, significant investments are made by Reptron Manufacturing Services and the customer to successfully launch a high number of different, complex circuit board assemblies. Reptron Manufacturing Services works closely with its customers in all phases of design, start-up and production, and through this cooperative effort develops a close working relationship with the customer. These relationships, and the investments made both in time and financial resources by the customer and Reptron Manufacturing Services, management believes, promote long-term customer loyalty. Reptron Manufacturing Services utilizes a broad marketing approach which includes the Reptron Distribution sales force, manufacturers' sales representatives and a direct sales force.

         Reptron Manufacturing Services seeks to maintain diversity within its customer base and industries served. During 2000, Reptron Manufacturing Services' largest three customers represented 16%, 9% and 8% of Reptron Manufacturing Services' 2000 net sales (6%, 4% and 3% of total Reptron net sales). During 1999, Reptron Manufacturing Services' largest three customers represented 11%, 8% and 7% of Reptron Manufacturing Services' 1999 net sales (5%, 3% and 3% of total Reptron net sales). The following table sets forth the principal industries and percentage of Reptron Manufacturing Services sales derived from various industries for 2000 and 1999.

                                                               2000                            1999
                                                          ---------------                 -------------
Industry                                                   % of Sales                     % of Sales
-------------------------------------------------------------------------------------------------------
Medical                                                     24%                                22%
Semiconductor Equipment                                     24%                                14%
Industrial/Instrumentation                                  16%                                22%
Telecommunications                                          14%                                20%
Banking                                                     13%                                14%
Other                                                        9%                                 8%

         Manufacturing Facilities. Reptron Manufacturing Services operates three plants. These manufacturing facilities are equipped with advanced SMT assembly equipment and PTH insertion equipment. The Gaylord, Michigan 80,000 square foot manufacturing facility is owned by Reptron and was constructed in 1988. The Tampa, Florida 150,000 square foot manufacturing and warehouse facility is owned by Reptron and was completed in the first quarter of 1997. Reptron Manufacturing Services leases six buildings in Hibbing, Minnesota, which totals 125,000 square feet. These buildings are owned in part by four individuals on Reptron Manufacturing's senior management team. Reptron Manufacturing Services has a variety of automated and manual test equipment capable of performing in-circuit and functional testing, as well as a skilled staff of technicians who perform customer-specific or product-specific testing requirements.

         The Hibbing, Minnesota manufacturing plant accounted for approximately 41% of Reptron Manufacturing Services' 2000 net sales, with the Tampa, Florida plant totaling approximately 34% of 2000 net sales, and the Gaylord, Michigan manufacturing plant totaling approximately 25% of 2000 net sales.

         On October 27, 1999, Reptron completed its acquisition of Applied Instruments, of Fremont, California and re-branded the operations Reptron Display and System Integration in 2000. Founded in 1987, Reptron Display and System Integration provides display design engineering, video display solutions (both CRT and flat panel technology) and system integration of custom turnkey industrial computer based products, systems integration and turnkey manufacturing services to its OEM customers. Reptron Display and System Integration operates from a 40,000 square foot facility in Fremont, California ,and has approximately 70 employees. The unit generated approximately $18.0 million in net sales in 2000.

Competition

     Reptron faces substantial competition. Many of Reptron's competitors in each division have international operations and significantly greater manufacturing, financial, marketing and research and development resources and broader name recognition than Reptron. Reptron Distribution faces competition from hundreds of electronic component distributors of various sizes, locations and market focuses (e.g. military, commercial, consumer) and competes principally on the basis of product selection and value-added customer service. Vendor representation and product diversity create segmentation among distributors. Reptron Distribution has several primary competitors that carry similar significant Asian semiconductor vendors, as well as competitors who manufacture electronic components domestically. Reptron Distribution attempts to differentiate itself from these competitors through its wide offering of value-added services, including electronics manufacturing services through Reptron Manufacturing Services and Reptron Display and System Integration.

     Reptron Manufacturing Services competes in a highly fragmented market composed of a diverse group of EMS providers. Reptron Manufacturing Services believes that the key competitive factors in its markets are manufacturing flexibility, price, manufacturing quality, advanced manufacturing technology and reliable delivery. Many EMS providers operate high-volume facilities and focus on target markets, such as the computer industry, that Reptron Manufacturing Services does not seek to serve. Reptron Manufacturing Services considers its key competitive advantages to include its expertise in low-to-medium volume, flexible batch processing, its provision of value-added services and its material management techniques. Reptron believes that Reptron Manufacturing Services' expertise in flexible, batch processing differentiates it from its high-volume competitors because of the relative complexity of economically fulfilling a large number of batch contracts. Reptron believes that by focusing on low-to-medium volume production runs, by manufacturing products using Reptron Distribution's product line and by leveraging Reptron Distribution's sales force and customer base, Reptron Manufacturing Services competes effectively. See-"Certain Considerations--Competition; Effects on Gross Margin."

         Reptron Display and System Integration competes in a highly fragmented market composed of a diverse group of display integration and electronic component distributors that have strategic alliances with display integration companies. Reptron believes that market reputation combined with a high degree of technical competency, has allowed Reptron Display and System Integration to compete effectively in the marketplace.

Management Information Systems

         Reptron has made significant investments in computer hardware, software and MIS personnel. The Reptron Distribution, Reptron Manufacturing Services and Reptron Display and System Integration's MIS departments collectively employ approximately 45 individuals who are responsible for hardware upgrades, maintenance of current software and related databases and augmenting software packages with custom programming. Reptron currently maintains an internet web page that provides a wide variety of information, as well as, links to vendors and customers. Reptron's expanded use of web based technologies include enhanced e-mail and interactive use of the Reptron intranet for data warehouse applications such as quality documentation, human resources documentation, MIS systems documentation and interactive corporate forms. Reptron operates within Reptron Distribution and Reptron Manufacturing Services with UNIX-based software packages written in a fourth generation language.

         The UNIX-based software packages used by Reptron Distribution and Reptron Manufacturing Services may be operated on a variety of hardware platforms. Therefore, neither division is restricted to the use of computer hardware from any one supplier and do not have the constraints associated with proprietary hardware or software.

         Reptron Distribution operates an integrated distribution software package that has been greatly enhanced with custom programming. This system allows management to direct the entire Reptron Distribution operation by connecting all 30 offices to the corporate headquarters.

         Reptron Manufacturing Services operates an integrated MRP II package which has also been greatly enhanced by its MIS staff through custom programming. This system is used to operate and integrate Reptron Manufacturing Services' manufacturing plants with central administrative functions.

         Reptron Display and System Integration operates on a newly acquired integrated software package, MAS90. This client-server software has minimal hardware performance requirements and interfaces with a number of database formats, allowing the flexibility of utilizing third-party reporting tools.

Employees

         As of March 16, 2001, Reptron employed 2,142 persons, of whom 462 were dedicated to Reptron Distribution, 1,589 were dedicated to Reptron Manufacturing Services, 71 were dedicated to Reptron Display and System Integration and 20 were corporate employees. Hourly employees at the manufacturing plant in Hibbing, Minnesota are covered under a collective bargaining agreement with the International Brotherhood of Electrical Workers. The current term of the collective bargaining agreement expires in September 2003.

Item 2.       Properties

         Reptron occupies a number of facilities located throughout the United States. Currently, it operates four manufacturing facilities, 30 sales offices, one main warehouse and a corporate headquarters facility.

         Owned facilities. Reptron owns a 77,500 square foot facility in Tampa, Florida which houses corporate personnel, management staff and executive offices for Reptron Distribution. The Tampa sales office and corporate sales operations for Reptron Distribution are also located in this facility. Reptron also owns a 150,000 square foot facility located on property adjacent to the corporate headquarters facility which the Tampa Reptron Manufacturing Services plant and administrative offices and the main warehouse for Reptron Distribution occupy. Reptron also owns a 80,000 square foot Reptron Manufacturing Services facility in Gaylord, Michigan.

         Leased facilities. Reptron leases 30 office suites serving as sales offices for Reptron Distribution. These offices average approximately 2,000 square feet in size and contain a small space for warehousing inventory and sales materials. Lease terms on these offices range from three to five years and expire at various dates through August, 2004. Additionally, in November 2000 Reptron entered into a lease for a warehouse facility in Reno, Nevada that is approximately 71,000 square feet for Reptron Distribution. The lease terms on the facility expire in December, 2010. The warehouse and distribution operations are expected to be fully transferred to the Nevada facility in the first half of 2001.

         Reptron also leases a total of 125,000 square feet of manufacturing and administrative offices for the Reptron Manufacturing Services operation in Hibbing, Minnesota. Lease terms on the buildings expire December, 2002.

         Reptron also leases a total of 40,000 square feet of manufacturing and administrative offices for the Reptron Display and System Integration operation in Fremont, California. Lease terms on the buildings expire July 31, 2004.

Item 3.       Legal Proceedings

         Reptron is one of ninety-one defendants in a patent infringement action commenced by the Lemelson Medical, Education & Research Foundation, Limited Partnership ("Lemelson"). Lemelson alleges that Reptron and the other co-defendants have infringed various patents that purportedly cover the use of "machine vision" and "bar code" scanning equipment. Lemelson has asserted similar claims against other companies in Reptron's industry, as well as against companies in other industries. Reptron understands that Lemelson has entered into licenses of the patents alleged to be infringed with others. If Reptron's defenses of the alleged claims prove unsuccessful, Reptron cannot assure that it will be offered a license of the Lemelson patents. Based on Reptron's understanding of the terms that Lemelson has made available to other licensees, if such a license is negotiated, Reptron believes that obtaining a license from Lemelson under the same or similar terms would not have a material adverse effect on its results of operations or financial condition. However, if a license is effectuated, Reptron cannot assure that its terms, or the ultimate resolution of this matter, will not have a material adverse effect on Reptron's operating results or financial condition.

         Reptron is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. Reptron believes that none of these claims, which were outstanding as of December 31, 2000, should have a material adverse impact on its financial condition or results of operations.

Item 4.      Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of Reptron's security holders during the fourth quarter of the fiscal year ending December 31, 2001.

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

                     Fiscal 1999                                         High           Low
                     -----------                                         ----           ---
                     First Quarter                                       $  5 1/2       $  3 1/4
                     Second Quarter                                      $  4 3/4       $  2 1/2
                     Third Quarter                                       $  7 1/2       $  3 1/2
                     Fourth Quarter                                      $  8 7/8       $  4 3/8

                     Fiscal 2000                                         High           Low
                     -----------                                         ----           ---

                     First Quarter                                       $ 12 1/16      $  7 1/2
                     Second Quarter                                      $ 13 1/2       $  8 11/16
                     Third Quarter                                       $ 17           $ 11 1/4
                     Fourth Quarter                                      $ 16 1/4       $  5 7/16


                     Fiscal 2001                                         High           Low
                     -----------                                         ----           ---

                     First Quarter (through March 26, 2001)              $ 11 3/4       $  5 11/16

       On March 26, 2001 the last sale price of the common stock, as reported by The NASDAQ National Market System was $6.34 per share.

       As of March 26, 2001, there were approximately 100 holders of record of Reptron's common stock and approximately 1,500 beneficial shareholders.

       Reptron has never declared or paid dividends on its common stock. Reptron does not intend, for the foreseeable future, to declare or pay any cash dividends and intends to retain earnings, if any, for the future operation and expansion of Reptron's business. Reptron's current line of credit prohibits the payment of dividends.

Item 6.       Selected Financial Data

       The following table summarizes selected financial data of Reptron and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                                 Year Ended December 31,
                                                           ---------------------------------------------------------------------
                                                              1996            1997          1998         1999            2000
                                                           -----------    -----------   -----------   -----------    -----------
                                                                        (In thousands except share and per share data)
Operating Statement Data:

Net sales - Electronic Component Distribution...........   $   168,279    $   187,267   $   156,507   $   198,132    $   345,906
Net sales - Electronic Manufacturing Services...........       100,658        116,644       146,282       161,085        230,553
                                                           -----------    -----------   -----------   -----------    -----------
       Total net sales..................................   $   268,937    $   303,911   $   302,789   $   359,217    $   576,459
                                                           ===========    ===========   ===========   ===========    ===========

Gross profit - Electronic Component Distribution........   $    34,214    $    35,375   $    25,081   $    34,525    $    63,027
Gross profit - Electronic Manufacturing Services........        17,382         18,780        12,847        17,249         30,535
                                                           -----------    -----------   -----------   -----------    -----------
       Total gross profit...............................        51,596         54,155        37,928        51,774         93,562

Selling, general and administrative expenses............        34,770         38,154        51,206        55,902         71,543
                                                           -----------    -----------   -----------   -----------    -----------
       Operating income (loss)..........................        16,826         16,001       (13,278)       (4,128)        22,019
Interest expense, net...................................         4,025          6,184         8,339         8,582         11,425
                                                           -----------    -----------   -----------   -----------    -----------
       Earnings (loss) before income taxes..............        12,801          9,817       (21,617)      (12,710)        10,594
Income tax provision (benefit)..........................         5,148          3,677        (8,470)       (4,703)         4,903
                                                           -----------    -----------   -----------   -----------    -----------
       Net earnings (loss) before extraordinary item....         7,653          6,140       (13,147)       (8,007)         5,691
Extraordinary gain on extinguishment of debt, net.......             -              -             -        12,776              -
                                                           -----------    -----------   -----------   -----------    -----------
       Net earnings (loss)..............................   $     7,653    $     6,140   $   (13,147)  $     4,769    $     5,691
                                                           ===========    ===========   ===========   ===========    ===========

Net earnings (loss) per common share - basic............   $      1.26    $      1.01   $     (2.15)  $     0 .78    $      0.91
                                                           ===========    ===========   ===========   ===========    ===========
Weighted average Common Stock shares
    Outstanding - basic.................................     6,058,889      6,077,084     6,118,023     6,151,563      6,252,938
                                                           ===========    ===========   ===========   ===========    ===========

Net earnings (loss) per common share - diluted..........   $      1.24    $      0.98   $     (2.15)  $      0.78    $      0.83
                                                           ===========    ===========   ===========   ===========    ===========
Weighted average Common Stock equivalent
    shares outstanding - diluted........................     6,179,458      6,247,040     6,118,023     6,151,563      6,836,911
                                                           ===========    ===========   ===========   ===========    ===========
                                                                                        December 31,
                                                           ---------------------------------------------------------------------
                                                              1996            1997          1998         1999            2000
                                                           -----------    -----------   -----------   -----------    -----------
Balance Sheet Data:
Working capital.........................................   $    77,231    $   137,572   $   101,829   $    95,677    $   149,569
Total assets............................................       138,632        222,514       210,083       215,853        297,467
Long-term obligations - including current
   portion..............................................        67,345        133,693       133,163       119,797        165,322
Shareholders' equity....................................        48,690         54,975        42,126        46,960         53,775

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

Results of Operations

         The following table sets forth, for the periods indicated, the percentage of Reptron's net sales represented by each line item presented, except for Reptron Distribution and Electronic Manufacturing Services gross profit, which is presented as a percentage of net sales of the respective segments:

                                                                             Year ended December 31,
                                                                     --------------------------------------
                                                                         1998         1999         2000
                                                                         ----         ----         ----
Net sales - Electronic Component Distribution                            51.7%        55.2 %       60.0%
Net sales - Electronic Manufacturing Services                            48.3         44.8         40.0
                                                                      -------       ------       ------
       Total net sales......................................            100.0%       100.0 %      100.0%
                                                                      =======       ======       ======

Gross profit - Electronic Component Distribution                         16.0%        17.4 %       18.2%
                                                                      =======       ======       ======
Gross profit - Electronic Manufacturing Services                          8.8%        10.7 %       13.2%
                                                                      =======       ======       ======

       Total gross profit...................................             12.5%        14.4 %       16.2%
Selling, general and administrative expenses................             16.9         15.5         12.4
                                                                      -------       ------       ------
Operating income (loss).....................................             (4.4)        (1.1)         3.8
Interest expense, net.......................................              2.8          2.4          2.0
                                                                      -------       ------       ------
Earnings (loss) before income taxes.........................             (7.2)%       (3.5)%        1.8%
Income tax provision (benefit)                                           (2.9)        (1.3)         0.8
                                                                      -------       ------       ------
Net earnings (loss) before extraordinary item...............             (4.3)%       (2.2)%        1.0%
Extraordinary gain on extinguishment of debt, net of tax                    -          3.5%           -
                                                                      -------       ------       ------
       Net earnings (loss)..................................             (4.3)%        1.3%         1.0%
                                                                      =======       ======       ======

2000 Compared to 1999

         Net Sales. Total net sales increased $217.3 million, or 60.5%, from $359.2 million in 1999 to $576.5 million in 2000.

         Electronic Component Distribution ("ECD") total net sales increased $147.8 million, or 74.6%, from $198.1 million in 1999 to $345.9 million in 2000.
This increase resulted primarily from improved market conditions for the sale of electronic components in the United States. Additionally, we have made significant investments in personnel and infrastructure, which has aided in sales volume growth. Sales of semiconductors, passive components and electromechanical components accounted for 68%, 24% and 8%, respectively, of 2000 ECD net sales compared to 67%, 24% and 9%, respectively, of 1999 ECD net sales. Sales generated from the top four ECD vendors accounted for approximately $147 million, or 41% of 2000 ECD net sales, as compared with approximately $68.0 million or 34% of 1999 ECD net sales.

         Electronic Manufacturing Services ("EMS") net sales increased $69.5 million, or 43.1%, from $161.1 million in 1999 to $230.6 million in 2000. After adjusting for net sales of Reptron Display and System Integration, acquired in October, 1999, 2000 net sales increased $53.5 million or 33.6% as compared with 1999 net sales. This increase is primarily attributable to increased demands from within the existing customer base of EMS. The three largest EMS customers accounted for approximately 16%, 9% and 8%, respectively, of 2000 EMS net sales (6%, 4% and 3%, respectively, of total Company 2000 net sales) as compared to 11%, 8% and 7%, respectively, of 1999 EMS net sales (5%, 3% and 3%, respectively, of total Company 1999 net sales). Sales from the Hibbing, Minnesota; Tampa, Florida; Gaylord, Michigan and Fremont, California manufacturing facilities accounted for approximately 37%, 32%, 23% and 8% respectively, of EMS 2000 net sales as compared with 26%, 30%, 43% and 1%, respectively, of EMS 1999 net sales.

          Gross Profit. Total gross profit increased $41.8 million or 80.7%, from $51.8 million in 1999 to $93.6 million in 2000. The gross margin increased from 14.4% in 1999 to 16.2% in 2000.

         ECD gross profit increased $28.5 million, or 82.6%, from $34.5 million in 1999 to $63.0 million in 2000. ECD gross margin increased from 17.4% in 1999 to 18.2% in 2000. This increase in gross margin is due primarily to improved selling and pricing practices and stronger electronic component market conditions experienced in 2000 as compared with market conditions in 1999.

         EMS gross profit increased $13.3 million, or 77.0%, from $17.2 million in 1999 to $30.5 million in 2000 and its gross margin increased from 10.7% in 1999 to 13.2% in 2000. This increase in gross margin is primarily attributable to the improvements in asset utilization and manufacturing processes. Additionally, the Fremont plant generated higher gross margins than the other EMS facilities in 2000.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $15.6 million, or 28.0%, from $55.9 million in 1999 to $71.5 million in 2000. Selling, general and administrative expenses of Reptron Display and System Integration were approximately $3.7 million. After adjusting for the effects of Reptron Display and System Integration, the increase in selling, general and administrative expenses is primarily attributable to increased variable expenses associated with increased sales volumes. These expenses, as a percentage of net sales, decreased from 15.6% in 1999 to 12.4% in 2000.

         Interest Expense. Net interest expense increased $2.8 million, or 33.1%, from $8.6 million in 1999 to $11.4 million in 2000. This increase in net interest expense resulted primarily from an increase in average outstanding debt of $16.1 million, from $126.5 million during 1999 to $142.6 million during 2000. In addition, our overall average interest rate increased from 6.8% during 1999 to 8.0% during 2000.

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

       Electronic Manufacturing Services net sales increased $14.8 million, or 10.1%, from $146.2 million in 1998 to $161.0 million in 1999. Net sales generated by Reptron Display and System Integration, acquired on October 27, 1999, were approximately $2.2 million in 1999. New customers accounted for an increase of $8.1 million in net sales. Reptron Manufacturing Services transacted business with approximately 83 customers in 1999. The three largest customers represented approximately 11.1%, 7.7% and 6.9%, respectively, of the division's 1999 net sales (5.0%, 3.4% and 3.1%, respectively, of Reptron's total 1999 net sales). Sales by industry segment for 1999 and 1998 are as follows:

                                             1999          1998
                                             ----          ----
                                             Percent of Reptron
Industry                              Manufacturing Services Sales
------------------------------------------------------------------

Industrial/Instrumentation                    31.0%         24.5%
Healthcare                                    22.1%         27.0%
Telecommunications                            16.9%         27.1%
Banking                                        9.4%         12.1%
Other                                         20.6%          9.3%


       The Tampa, Florida, Gaylord, Michigan and Hibbing, Minnesota manufacturing plants, and Reptron Display and System Integration plant accounted for approximately 26.2%, 29.5%, 43.0%, and 1.4% respectively, of Electronic Manufacturing Services 1999 total net sales.

       Gross Profit. Total gross profit increased $13.8 million, or 36.4% from $37.9 million in 1998 to $51.8 million in 1999. Gross margin increased from 12.5% in 1998 to 14.4% in 1999.

       Reptron Distribution's gross profit increased $9.4 million, or 37.5% from $25.1 million in 1998 to $34.5 million in 1999 and the gross margin increased from 16.0% in 1998 to 17.4% in 1999. This increase in gross margin was primarily attributed to stronger semiconductor market conditions, improving selling and pricing practices and lower inventory write downs versus 1998.

       EMS gross profit increased $4.4 million, or 34.4% from $12.8 million in 1998 to $17.2 million in 1999. Gross margin increased from 8.8% in 1998 to 10.7% in 1999. This increase in gross margin was primarily attributed to the better utilization of fixed overhead at higher sales levels, improved material pricing and lower inventory write downs versus 1998.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.7 million, or 9.2% from $51.2 million in 1998 to $55.9 million in 1999. Reptron Display and System Integration accounted for approximately

$549,000 of the increase in 1999. The remaining increase was primarily due to investments in sales operations, management information systems and engineers.

       Interest Expense. Net interest expense increased $243,000 or 2.9% from $8.3 million in 1998 to $8.6 million in 1999. This increase is primarily attributed to a $20.6 million increase in average outstanding net debt, from $100.8 million during 1998 to $121.4 million during 1999.

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

       Net cash provided by or used in operating activities has historically been driven by net income (loss) levels combined with fluctuations in inventory, accounts receivable and accounts payable. Operating activities for 2000 used cash of approximately $37.6 million. This decrease in liquidity resulted primarily from an increase in inventories of $42.1 million and an increase in accounts receivable of $37.6 million. These items were offset by an increase in accounts payable of $23.1 million and an increase in accrued expenses of $3.6 million. Days sales in accounts receivable as of December 31, 2000 were approximately 53 days. Annualized inventory turns for 2000 were 4.5 times.

       Capital expenditures totaled approximately $8.3 million in 2000. These capital expenditures were primarily for the acquisition of manufacturing equipment and building improvements. These purchases were funded by our working capital credit facility and a three-year, fixed rate capital lease for approximately $2.0 million.

       Five lenders have made available to the Company a $120 million revolving credit facility ("Credit Agreement") through January 8, 2004. Borrowings under the Credit Agreement are collateralized by all inventory, accounts receivable, equipment and general intangibles. The Credit Agreement limits the amount of capital expenditures and prohibits the payment of dividends thereby restricting the distribution of retained earnings. The Credit Agreement provides for, upon notice to the lender, advancement of funds pursuant to either a Domestic Rate Loan (variable at the prime rate, 9.0% at December 31, 2000) or a Eurodollar Rate loan based on the LIBOR rate plus an indexed spread (8.71% at December 31, 2000). Upon notice to the lenders, advances may be converted from one type of loan to the other. As of December 31, 2000, the Company was in compliance with all covenants under the Credit Agreement. Under borrowing advance formulas provided for under the Credit Agreement, as of December 31, 2000, the Company was able to borrow the full credit facility available under the Credit Agreement. Amounts outstanding under the Credit Agreement as of December 31, 2000 were approximately $80.3 million.

       Management believes that available credit facilities will be sufficient to meet our capital expenditures and working capital needs of our operations as presently conducted. However, future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities, and possible acquisitions. While there can be no assurance that such financing will be available in amounts and on acceptable terms, management believes that such financing would likely be available on acceptable terms.

New Accounting Pronouncements

On December 3, 1999 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. This SAB was effective during the fourth quarter of 2000 for the Company. The Company's adoption of SAB No. 101 did not have a material impact on revenue or earnings.

Item 7a.      Quantitative and Qualitative Disclosures about Market Risk

         While we had no holdings of derivative financial or commodity instruments at December 31, 2000, we are exposed to financial market risks, including changes in interest rates. Approximately half of our borrowings bear a fixed interest rate. However, borrowings under our bank Credit Facility bears interest at a variable rate based on the prime rate or the London Interbank Offered Rate. Based on the average floating rate borrowings outstanding throughout 2000, a 90 basis point change in the interest rates would have caused Reptron's interest expense, net of the income tax effect, to change by approximately $350,000. Reptron believes that this amount is not significant to the 2000 results of operations.

Item 8.       Financial Statements and Supplementary Data

       The financial statements required by this Item are contained in pages F-1 through F-23 of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

       None

                                   PART III

Item 10.      Directors and Executive Officers of the Registrant

       Information required by this Item is incorporated by reference to the definitive proxy statement to be filed by Reptron for the Annual Meeting of Shareholders to be held May 15, 2001.

Item 11.      Executive Compensation

       Information required by this Item is incorporated by reference to the definitive proxy statement to be filed by Reptron for the Annual Meeting of Shareholders to be held May 15, 2001.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

       Information required by this Item is incorporated by reference to the definitive proxy statement to be filed by Reptron for the Annual Meeting of Shareholders to be held May 15, 2001.

Item 13.      Certain Relationships and Related Transactions

       Information required by this Item is incorporated by reference to the definitive proxy statement to be filed by Reptron for the Annual Meeting of Shareholders to be held May 15, 2001.

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

              3. For Exhibits see Item 14(c), below.

     (b) No reports on Form 8-K have been filed during the period ended December 31, 2000, by Reptron.

     (c)      List of Exhibits:


Exhibit No.     Description
-----------     -----------
  3.1           Articles of Incorporation*

  3.2           Bylaws*

 10.1 Revolving Credit and Security Agreement Second Amendment between PNC Bank, National Association and Reptron, dated February 28, 2000.**

 10.2 Distribution Agreement between Applied Data Systems, Inc. and Reptron Electronics, Inc. dated April 3, 2000. ***

 10.3 Distribution Agreement between Tyco Electronics Corporation and Reptron Electronics Inc., dated April 27, 2000.***

 10.4 Mortgage Agreement between GE Capital Asset Finance Corporation and Reptron Electronics, Inc. dated February 29, 2000.****

 10.5 Revolving Credit and Security Agreement Fourth Amendment between PNC Bank, National Association and Reptron, dated July 20, 2000.

 10.6 Employment agreement between Paul Plante and Reptron Electronics, Inc., dated January 5, 1999.

 23.1           Consent of Grant Thornton LLP

----------
          *Filed with Reptron's Registration Statement on Form S-1, dated February 8, 1994, Registration No. 33-75040 and incorporated herein by reference.

         ** Filed with Reptron's 10-K for the year ended December 31, 1999.

        *** Filed with Reptron's Form 10-Q for the quarter ended June 30,
            2000.

       **** Filed with Reptron's Form 10-Q for the quarter ended March 31,
            2000.

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

                           REPTRON ELECTRONICS, INC.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                     Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                     F-2


CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Balance Sheets as of December 31, 1999 and 2000     F-3

      Consolidated Statements of Operations for the years ended
        December 31, 1998, 1999 and 2000                               F-4

      Consolidated Statement of Shareholders' Equity for the years
        ended December 31, 1998, 1999 and 2000                         F-5

      Consolidated Statements of Cash Flows for the years ended
        December 31, 1998, 1999 and 2000                               F-6

      Notes to Consolidated Financial Statements                       F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
      ON SCHEDULE                                                     F-20

      Schedule II -- Valuation and Qualifying Accounts for
        the years ended December 31, 1998, 1999 and 2000              F-21

              Report Of Independent Certified Public Accountants
              --------------------------------------------------


Board of Directors
Reptron Electronics, Inc.


We have audited the accompanying consolidated balance sheets of Reptron Electronics, Inc. and its wholly owned subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of Reptron's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reptron Electronics, Inc. and subsidiaries as of December 31, 1999 and 2000, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



/S/ GRANT THORNTON LLP


Tampa, Florida
January 26, 2001

                           REPTRON ELECTRONICS, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (in thousands, except share data)


                                                               December 31,
                                                             -----------------
                                                             1999         2000
                                                             ----         ----
                             ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                $    108     $  3,049
  Accounts receivable - trade, net                           62,754      100,311
  Inventories, net                                           82,553      124,695
  Prepaid expenses and other                                  2,118        2,298
  Deferred tax benefit                                           --           62
                                                           --------     --------
       Total current assets                                 147,533      230,415

PROPERTY, PLANT AND EQUIPMENT - AT COST, NET                 34,997       33,051
EXCESS OF COST OVER NET ASSETS ACQUIRED, NET                 30,507       31,473
OTHER ASSETS                                                  2,816        2,528
                                                           --------     --------
                                                           $215,853     $297,467
                                                           ========     ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                 $ 42,062     $ 65,199
  Current portion of long-term obligations                    3,280        2,476
  Accrued expenses                                            6,068       11,941
  Income taxes payable                                          446        1,230
                                                           --------     --------
       Total current liabilities                             51,856       80,846

NOTE PAYABLE TO BANK                                         37,413       80,270
LONG-TERM OBLIGATIONS, less current portion                  79,104       82,576
DEFERRED TAX LIABILITY                                          520           --
COMMITMENTS AND CONTINGENCIES                                    --           --
SHAREHOLDERS' EQUITY
  Preferred Stock - authorized 15,000,000 shares
    of $.10 par value; no shares issued                          --           --
  Common Stock - authorized 50,000,000 shares
    of $.01 par value; issued and outstanding,
    6,167,119 and 6,359,257 shares, respectively                 62           64
  Additional paid-in capital                                 21,740       22,862
  Retained earnings                                          25,158       30,849
                                                           --------     --------
                                                             46,960       53,775
                                                           --------     --------
                                                           $215,853     $297,467
                                                           ========     ========

       The accompanying notes are an integral part of these statements.

                           REPTRON ELECTRONICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (in thousands, except share and per share data)


                                                                            Year Ended December 31,
                                                                  -------------------------------------------
                                                                         1998          1999          2000
                                                                         ----          ----          ----
Net sales                                                            $  302,789    $  359,217    $  576,459
Cost of goods sold                                                      264,861       307,443       482,897
                                                                     ----------    ----------    ----------
       Gross profit                                                      37,928        51,774        93,562
Selling, general and administrative expenses                             51,206        55,902        71,543
                                                                     ----------    ----------    ----------
       Operating income (loss)                                          (13,278)       (4,128)       22,019
Interest expense, net                                                     8,339         8,582        11,425
                                                                     ----------    ----------    ----------
       Earnings (loss) before income taxes                              (21,617)      (12,710)       10,594
Income tax provision (benefit)                                           (8,470)       (4,703)        4,903
                                                                     ----------    ----------    ----------
       Net earnings (loss) before extraordinary item                    (13,147)       (8,007)        5,691
Extraordinary gain on extinguishment of debt, net of tax of $8,518           --        12,776             -
                                                                     ----------    ----------    ----------

       Net earnings (loss)                                           $  (13,147)   $    4,769    $    5,691
                                                                     ==========    ==========    ==========
Net earnings (loss) per common share - basic:

       Earnings (loss) before extraordinary item                     $    (2.15)   $    (1.30)   $      .91
       Extraordinary gain                                                    --          2.08            --
                                                                     ----------    ----------    ----------
       Net earnings (loss) per common share - basic                  $    (2.15)   $      .78    $      .91
                                                                     ==========    ==========    ==========

Weighted average Common Stock shares
  outstanding - basic                                                 6,118,023     6,151,563     6,252,938
                                                                     ==========    ==========    ==========
Net earnings (loss) per common share - diluted:

       Earnings (loss) before extraordinary item                     $    (2.15)   $   (1.30)    $      .83
       Extraordinary gain                                                    --          2.08            --
                                                                     ----------    ----------    ----------
       Net earnings (loss) per common share - diluted                $    (2.15)   $      .78    $      .83
                                                                     ==========    ==========    ==========
Weighted average Common Stock equivalent shares
  outstanding - diluted                                              $6,118,023    $6,151,563    $6,836,911
                                                                     ==========    ==========    ==========

       The accompanying notes are an integral part of these statements.

                           REPTRON ELECTRONICS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                       (in thousands, except share data)


                               Total          Additional
                              Shares      Par   Paid-In  Retained  Shareholders'
                            Outstanding  Value  Capital  Earnings    Equity
                            -----------  -----  -------  --------- ------------

Balance at January 1, 1998    6,088,369    $61  $21,378  $ 33,536    $ 54,975
Exercise of stock options        58,750      -      298         -         298
Net loss                              -      -        -   (13,147)    (13,147)
                              ---------    ---  -------  --------    --------
Balance at December 31, 1998  6,147,119     61   21,676    20,389      42,126
Exercise of stock options        20,000      1       64         -          65
Net earnings                          -      -        -     4,769       4,769
                              ---------    ---  -------  --------    --------
Balance at December 31, 1999  6,167,119     62   21,740    25,158      46,960
Exercise of stock options       192,138      2    1,122         -       1,124
Net earnings                          -      -        -     5,691       5,691
                              ---------    ---  -------  --------    --------
Balance at December 31, 2000  6,359,257    $64  $22,862  $ 30,849    $ 53,775
                              =========    ===  =======  ========    ========

         The accompanying notes are an integral part of this statement.

                           REPTRON ELECTRONICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)

                                                                           Year ended December 31,
                                                                   ------------------------------------
                                                                       1998         1999         2000
                                                                   -----------   -----------  ---------
Increase (decrease) in cash and cash equivalents

Cash flows from operating activities:
Net earnings (loss)                                                   $(13,147)   $  4,769    $  5,691
Adjustments to reconcile net earnings (loss) to
  net cash provided by (used in) operating activities:
   Depreciation and amortization                                        11,067      10,694      10,568
   Extraordinary gain                                                       --     (12,776)         --
   Gain on sale of assets                                                 (218)         --        (530)
   Deferred income taxes                                                (2,585)     (6,219)       (582)
   Change in assets and liabilities (net of effect of acquisition):
     Accounts receivable - trade                                         6,108     (11,115)    (37,557)
     Inventories                                                        11,437     (10,831)    (42,142)
     Prepaid expenses and other current assets                          (4,298)      7,212        (180)
     Other assets                                                           50        (329)       (419)
     Accounts payable - trade                                           (8,973)     15,662      23,137
     Accrued expenses                                                    2,122      (3,657)      3,627
     Deferred revenue                                                   (1,210)        (70)         --
     Income taxes payable                                                   --         966         784
                                                                       -------     -------     -------
        Net cash provided by (used in) operating activities                353      (5,694)    (37,603)

Cash flows from investing activities:

  Net cash paid for acquisitions                                       (30,337)     (8,075)         --
  Purchases of property, plant and equipment                            (3,698)     (3,921)     (8,339)
  Proceeds from the sale of property, plant and equipment                  446         101       2,234
                                                                       -------     -------     -------
        Net cash used in investing activities                          (33,589)    (11,895)     (6,105)

Cash flows from financing activities:

  Net proceeds (payments) on note payable to bank                           --      37,413      42,857
  Proceeds from long-term obligations                                       --          48       6,015
  Payments on long-term obligations                                    (12,132)    (29,894)     (3,347)
  Proceeds from exercise of stock options                                  298          65       1,124
                                                                       -------     -------     -------
        Net cash provided by (used in) financing activities            (11,834)      7,632      46,649

Net increase (decrease) in cash and cash equivalents                   (45,070)     (9,957)      2,941

Cash and cash equivalents at beginning of period                        55,135      10,065         108
                                                                       -------     -------     -------
Cash and cash equivalents at end of period                            $ 10,065    $    108    $  3,049
                                                                       =======     =======     =======

       The accompanying notes are an integral part of these statements.

                           REPTRON ELECTRONICS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1998, 1999 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reptron Electronics, Inc. ("REPTRON") is a leading electronics manufacturing supply chain services company operating as a national distributor of electronic components, a contract manufacturer of electronic products and a display solution provider. Our Electronic Component Distribution ("ECD") customers are in diverse industries including robotics, telecommunications, computers and computer peripherals, consumer electronics, healthcare, industrial controls and contract manufacturing. Our Electronic Manufacturing Services ("EMS") segment manufactures electronic products according to customer design, primarily for customers in the telecommunications, healthcare, industrial/instrumentation, banking and office products industries. As a display solution provider, we provide display design engineering, systems integration and turnkey manufacturing services.

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

3.  Inventories
    -----------

Inventories are stated at the lower of cost or market. For EMS, cost is determined using the first-in, first-out method (FIFO). ECD uses the average cost method to measure cost, which approximates FIFO.

4.  Property, Plant and Equipment
    -----------------------------

Depreciation is provided for, using the straight-line method, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives (buildings 39 1/2 years, most other asset categories 5 years). Leasehold improvements are amortized using the straight-line method over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Leased equipment under capital leases is amortized using the straight-line method over the lives of the respective leases or over the service lives of the assets for those leases which substantially transfer ownership. Accelerated methods are used for tax depreciation.


5.  Excess of Cost Over Net Assets Acquired
    ---------------------------------------

The excess of cost over net assets acquired is amortized over a twenty or thirty year period, as applicable, using the straight-line method. Accumulated amortization totaled approximately $2,276,000 and $3,556,000 at December 31, 1999 and 2000 respectively.

6.  Impairment of Assets
    --------------------

Reptron's policy is to periodically review and evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There have been no impairment losses in 1998, 1999 or 2000.

                           REPTRON ELECTRONICS, INC.

                       December 31, 1998, 1999 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

9.   Use of Estimates
     ----------------

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

11.  Revenue Recognition
     --------------------

Revenues are recognized upon shipment of product, at which time title to goods has transferred to the buyer. The Company performs periodic credit evaluations of its customers' financial condition and does not require collateral on its accounts receivable. Credit losses are provided for in the financial statements and consistently have been within management's expectations. Accounts receivable are presented net of an allowance for doubtful accounts of $609,000 and $1,574,000 in 1999 and 2000, respectively.

12.  New Accounting Pronouncements
     -----------------------------

On December 3, 1999 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. This SAB was effective during the fourth quarter of 2000 for the Company. The Company's adoption of SAB No. 101 did not have a material impact on revenue or earnings.

                           REPTRON ELECTRONICS, INC.

                       December 31, 1998, 1999 and 2000


NOTE B - STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information (in thousands):

                                                    Year Ended December 31,
                                                    1998     1999     2000
                                                    ----     ----     ----
Cash paid during the year for:

  Interest                                         $8,091   $9,207 $11,098
  Income taxes                                     $  507   $1,090 $ 4,662

Reptron incurred approximately $0, $264,000 and $2,000,000 of obligations under capital leases for the acquisition of equipment during 1998, 1999 and 2000, respectively.

On October 27, 1999 Reptron completed the acquisition of Applied Instruments ("Applied"). At closing, the assets were recorded at approximately $9.4 million, consisting of the sum of a cash payment of $7.5 million, acquisition costs, and among the assumption of stated liabilities, $1.4 million of bank debt. Reptron allocated approximately $6.4 million of the purchase price to goodwill. See
Note K.

On May 29, 1998 Reptron completed the acquisition of Hibbing Electronics Corporation ("Hibbing"). The transaction was valued at approximately $53.0 million, consisting of the sum of a cash payment of $30.0 million and the remainder in the form of the assumption of liabilities. Reptron allocated approximately $31.0 million of the purchase price to tangible assets. See Note K.

NOTE C - INVENTORIES

Inventories consist of the following (in thousands):

                                                      December 31,
                                                   --------------------
                                                    1999         2000
                                                   --------------------
   Electronic Component Distribution:
      Inventories                                  $45,620    $  87,284
   Electronic Manufacturing Services:
      Work in process                               12,270       13,101
      Raw materials                                 26,293       27,082
   Less reserve for excess and obsolete inventory   (1,630)      (2,772)
                                                    ------      -------
                                                   $82,553     $124,695
                                                    ======      =======

NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                                             December 31,
                                                         -------------------
                                                          1999         2000
                                                         -------------------

   Land and buildings                                   $16,405      $14,873
   Furniture, fixtures and equipment                     43,532       50,915
   Leasehold improvements                                 2,759        3,351
                                                         ------       ------
                                                         62,696       69,139
      Less accumulated depreciation and amortization     27,699       36,088
                                                         ------       ------
                                                        $34,997      $33,051
                                                         ======       ======

                           REPTRON ELECTRONICS, INC.

                       December 31, 1998, 1999 and 2000


NOTE E - NOTE PAYABLE TO BANK

Reptron is party to an amended and restated revolving credit agreement ("Credit Agreement") dated January 8, 1999. Five lenders have made available to the Company a $120 million revolving credit facility through January 8, 2004. Borrowings under the Credit Agreement are collateralized by all inventory, accounts receivable, equipment and general intangibles. The Credit Agreement limits the amount of capital expenditures and prohibits the payment of dividends thereby restricting the distribution of retained earnings. The Credit Agreement provides for, upon notice to the lender, advancement of funds pursuant to either a Domestic Rate Loan (variable at the prime rate, 9.0% at December 31, 2000) or a Eurodollar Rate loan based on the LIBOR rate plus an indexed spread (8.71% at December 31, 2000). Upon notice to the lenders, advances may be converted from one type of loan to the other. As of December 31, 2000, Reptron was in compliance with all covenants under the Credit Agreement. Amounts outstanding under the Credit Agreement as of December 31, 2000 were approximately $80.3 million.

NOTE F - LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31 (in thousands):


                                                                                        1999          2000
                                                                                    ------------  ------------
Convertible subordinated notes, due August, 2004, with semi-annual interest installments at a rate of 6.75%. The notes are unsecured obligations subordinated to all existing indebtedness, as defined, and are convertible
  at anytime prior to maturity at a conversion price of $28.50 per share.             $76,315           $76,315

Notes payable collateralized by real property, due in monthly principal
  installments of $39.6 and interest at a rate of 8.6% through March, 2015.                --             3,887

Capitalized lease obligations (net of interest of approximately $455)
  for equipment, due in monthly principal and interest payments of approximately
  $236, through 2003.                                                                   3,797             3,688

Notes payable collateralized by certain equipment, due in monthly principal and interest installments of $118, through January 2003, interest rates range from
   7.1% to 10.75%.                                                                      2,030               898

Notes payable collateralized by real property, currently due in monthly principal and interest installments of $4, through September, 2007 at an interest rate
   of 10%.                                                                                242               224

Other                                                                                      --                40
                                                                                      -------           -------
                                                                                       82,384            85,052
Less current maturities                                                                 3,280             2,476
                                                                                      -------           -------
                                                                                      $79,104           $82,576
                                                                                      =======           =======

                           REPTRON ELECTRONICS, INC.

                       December 31, 1998, 1999 and 2000


NOTE F - LONG-TERM OBLIGATIONS - Continued

At December 31, 2000, aggregate maturities of long-term obligations are as follows (in thousands):

  Year ending December 31,
  ------------------------
          2001                                       $ 2,476
          2002                                         1,820
          2003                                           875
          2004                                        76,531
          2005                                           236
          Thereafter                                   3,114
                                                     -------
                                                     $85,052
                                                     =======

Reptron has entered into various capital leases for equipment, totaling approximately $264,000 in 1999 and $2,000,000 in 2000. No capital leases were entered into during 1998. At December 31, 2000, the net book value of equipment under capital leases is approximately $5,472,000. The related capital lease obligations are included with long-term obligations.

Total interest expense was $8,582,000 and $11,425,000 in 1999 and 2000, respectively. Interest payable was $2,385,000 and $2,714,000 at December 31, 1999 and 2000, respectively.


NOTE G - INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 1998, 1999 and 2000, respectively, is as follows (in thousands):


                                                              December 31,
                                                     ---------------------------
                                                        1998     1999     2000
                                                        ----     ----     ----

Current                                               $(5,885)  $1,303   $5,485
Deferred                                               (2,585)   2,512     (582)
                                                      -------   ------   ------
                                                      $(8,470)  $3,815   $4,903
                                                      =======   ======   ======

Reptron's effective tax rate differs from the statutory U. S. federal income tax rate as a result of the following:

                                                                        Year Ended December 31,
                                                                 ----------------------------------
                                                                    1998         1999         2000
                                                                 ---------     ---------    --------
Statutory federal tax rate                                          34.0%        34.0%         34.0%
State income taxes of approximately 7.5%, 7.6% and 8.5%
  in 1998, 1999, and 2000, net of federal tax benefit                4.9          5.0           5.6
Tax exempt interest                                                 (0.8)           -             -
Meals and entertainment                                              0.8          2.6           2.9
Non-deductible goodwill                                              0.7          3.3           2.7
Other                                                               (0.4)        (0.5)          1.1
                                                                 -------       ------        ------
Effective tax rate                                                  39.2%        44.4%         46.3%
                                                                 =======       ======        ======

                           REPTRON ELECTRONICS, INC.

                       December 31, 1998, 1999 and 2000


NOTE G - INCOME TAXES - Continued

Deferred income tax assets and liabilities resulting from differences between accounting for financial statement purposes and tax purposes pursuant to SFAS No. 109, are summarized as follows (in thousands):

                                                 December 31
                                               ---------------
                                                 1999     2000
                                               ------   ------
  Deferred tax assets
    Net operating loss carryforward            $  842   $   58
    Inventory reserves                            702    1,109
    Accrued expenses                                -      180
    Accrued vacation                              148      198
    Allowance for bad debts                       238      629
    Other                                          91       67
                                               ------   ------
                                                2,021    2,241
                                               ------   ------

  Deferred tax liabilities
    Depreciation                                2,402    1,952
    Excess of cost over net assets acquired       127      213
    Other                                          12       14
                                               ------   ------
                                                2,541    2,179
                                               ------   ------
  Net deferred tax asset (liability)           $ (520)  $   62
                                               ======   ======

In connection with the acquisition of Hibbing, Reptron recorded deferred tax assets of approximately $1,810,000.

Reptron has net operating loss carryforwards of approximately $1.0 million for state income tax purposes, which generally expire in the year 2018. A valuation allowance has not been recorded against the deferred tax assets for 1999 and 2000 as management anticipates that taxable income in future periods will be sufficient to utilize the net operating loss carryforward.

NOTE H - COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------

Reptron has operating leases for facilities and certain machinery and equipment which expire at various dates through 2005. Certain leases provide for payment by Reptron of any increases in property taxes and insurance over a base amount and others provide for payment of all property taxes and insurance by Reptron. See Note L

Future minimum payments, by year and in the aggregate, under noncancellable operating leases consist of the following at December 31, 2000 (in thousands):

   Year ending December 31,
   ------------------------
             2001                                $1,906
             2002                                 1,318
             2003                                   948
             2004                                   669
             2005                                   457

Total rent expense for the years ended December 31, 1998, 1999 and 2000 was approximately, $1,837,000, $1,737,000, and $1,878,000, respectively.

                           REPTRON ELECTRONICS, INC.

                       December 31, 1998, 1999 and 2000


NOTE H - COMMITMENTS AND CONTINGENCIES - Continued


Litigation
----------

   Reptron is one of ninety-one defendants in a patent infringement action commenced by the Lemelson Medical, Education & Research Foundation, Limited Partnership ("Lemelson"). Lemelson alleges that Reptron and the other co-defendants have infringed various patents that purportedly cover the use of "machine vision" and "bar code" scanning equipment. Lemelson has asserted similar claims against other companies in Reptron's industry, as well as against companies in other industries. Reptron understands that Lemelson has entered into licenses of the patents alleged to be infringed with others. If Reptron's defenses of the alleged claims prove unsuccessful, Reptron cannot assure that it will be offered a license of the Lemelson patents. Based on Reptron's understanding of the terms that Lemelson has made available to other licensees, if such a license is negotiated, Reptron believes that obtaining a license from Lemelson under the same or similar terms would not have a material adverse effect on its results of operations or financial condition. However, if a license is effectuated, Reptron cannot assure that its terms, or the ultimate resolution of this matter, will not have a material adverse effect on Reptron's operating results or financial condition.

Reptron is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. Reptron believes that none of these claims, which were outstanding as of December 31, 2000, should have a material adverse impact on its financial condition or results of operations.


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


NOTE J - EMPLOYEE BENEFITS

Stock Option Plans
------------------

Reptron's Incentive Stock Option Plan (the "ISO Plan") was adopted in November, 1993 to provide for the grant to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code. A total of 2,000,000 shares of Common Stock has been reserved for issuance under the ISO Plan. Reptron also offers a Director's Stock Option Plan (the "DSO Plan") that has a total of 350,000 shares of Common Stock reserved for issuance under this plan. Both the ISO Plan and DSO Plan is intended to provide incentives to directors, officers, and other key employees and to enhance Reptron's ability to attract and retain qualified employees. Stock options are granted for the purchase of Common Stock at a price not less than the fair market value on the date of grant.

                           REPTRON ELECTRONICS, INC.

                       December 31, 1998, 1999 and 2000


The following table summarizes the activity in Common Stock subject to options for the three years ended December 31, 2000:

                                                             Range             Weighted    Weighted
                                                               of              Average     Average
                                                            Exercise           Exercise    Remaining
                                            Shares            Price             Price   Contractual Life
                                          ----------    ------------------    --------- ----------------
                                                                                           (In Years)
Outstanding at December 31, 1997            730,450      $   5.00 - 18.00      $ 11.31         8.6
    Granted                                 629,264      $   4.38 - 12.07      $  9.43
    Exercised                               (58,750)     $   5.00 -  9.13      $  5.09
    Forfeited                              (158,625)     $   5.00 - 14.75      $ 11.13
                                          ---------

Outstanding at December 31, 1998          1,142,339      $   4.38 -  9.13      $  5.95         8.6
    Granted                                 174,750      $   2.94 -  6.00      $  3.56
    Exercised                               (20,000)     $           3.19      $  3.19
    Forfeited                              (101,876)     $   3.55 -  6.00      $  5.83
                                          ---------

Outstanding at December 31, 1999          1,195,213      $   2.94 -  9.13      $  5.65         7.8
    Granted                                 228,257      $   8.00 - 15.97      $  8.36
    Exercised                              (192,138)     $   3.10 - 11.10      $  5.85
    Forfeited                               (78,708)     $   3.55 - 11.59      $  6.48
                                          ---------

Outstanding at December 31, 2000          1,152,624      $   2.94 - 15.97      $  6.14         7.4
                                          =========

The following table summarizes information about Common Stock options outstanding at December 31, 2000:

               Options Outstanding                                   Options Exercisable
-------------------------------------------------------------      -------------------------
                                    Weighted         Weighted                       Weighted
                     Number          Average         Average            Number      Average
   Range of       Outstanding       Remaining        Exercise        Exercisable    Exercise
Exercise Prices   at 12/31/00   Contractual Life      Price          at 12/31/00      Price
---------------   -----------   ----------------     --------        -----------    ---------
                                    (In Years)
$ 2.94 -  3.59      120,437            8.4           $ 3.27            48,064        $ 3.24
$ 3.66 -  5.56       64,825            6.4           $ 4.96            34,326        $ 4.97
$ 6.00 -  6.01      789,512            7.0           $ 6.00           456,665        $ 6.00
$ 8.00 - 15.97      177,850            9.0           $ 9.15            20,000        $11.01
                  ---------                                         ---------
                  1,152,624            7.4           $ 6.14           559,055        $ 5.88
                  =========                                         =========

At December 31, 1998 and 1999, exercisable shares totaled 210,638 and 459,305 at weighted average exercise prices of $5.72 and $5.72, respectively.

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

                           REPTRON ELECTRONICS, INC.

                       December 31, 1998, 1999 and 2000


NOTE J - EMPLOYEE BENEFITS - Continued


Reptron has adopted only the disclosure provisions of SFAS No. 123, as it relates to employee awards. APB No. 25 is applied in accounting for Reptron's plans. Accordingly, no compensation expense is recognized related to the stock based compensation plans. The pro forma net earnings (loss) and net earnings
(loss) per common share, if Reptron had elected to account for its plans consistent with the methodology prescribed by SFAS No. 123, are as follows:

                                                              1998            1999            2000
                                                            --------        -------         -------
                                                              (in thousands except per share data)
Net earnings (loss):
As reported                                                 $(13,147)        $4,769          $5,691
Pro forma                                                   $(14,314)        $3,879          $4,929

Net earnings (loss) per common share - basic:
As reported                                                 $  (2.15)        $ 0.78          $ 0.91
Pro forma                                                   $  (2.34)        $ 0.63          $ 0.79

Net earnings (loss) per common share - diluted:
As reported                                                 $  (2.15)        $ 0.78          $ 0.83
Pro forma                                                   $  (2.34)        $ 0.63          $ 0.72

The fair value of each option grant is estimated on the date of grant using the Binomial options pricing model with the following weighted average assumptions used for grants in 1998, 1999 and 2000, respectively, no dividend yields for all years; expected volatility of 46.4%, 53.7% and 54.1%; risk free interest rates of approximately 4.9%, 5.7% and 5.0%; and expected lives of 4.3, 3.8 and 3.9 years. The weighted average fair value of options granted in 1998, 1999 and 2000 are $2.59, $1.63 and $3.59, respectively.

401(k) Plans
------------

In 1993, Reptron established a deferred compensation plan (the "Plan") under section 401(a) of the Code. Substantially all of the officers and employees of Reptron are eligible to participate in the Plan. Employees are eligible to participate in the Plan after ninety days of service and after attaining age 18. At its discretion, Reptron may make matching contributions to the Plan. Employees are always vested in their contributions and are fully vested in the employer contributions after five years of service. Reptron contributed approximately $105,000, $109,000 and $242,000 to the Plan in 1998, 1999 and
2000, respectively.

Hibbing Electronics Corporation's ("Hibbing") employees are eligible to participate in Hibbing's voluntary retirement savings plan upon completion of six months of qualified service. Employee contributions up to 4% of wages, as defined, are partially matched by the Company. Reptron contributed approximately $59,000 during 1999, and approximately $28,000 during the period immediately following the May, 1998 acquisition through December 31, 1998.

Applied employees are eligible to participate in Applied's voluntary retirement savings plan upon completion of six months of qualified service. There were no employer contributions for 1999.

On January 1, 2000, the Company merged the 40l(k) Plans of Hibbing Electronics and Applied Instruments LLC into the amended Reptron Electronics, Inc 401(k) Retirement Savings Plan. The amended plan allows for participation of employees after 90 days of service and after attaining the age of 18. At its discretion, Reptron may make matching contributions to the Plan. Employees are always vested in their contributions and are fully vested in the employer contributions after five years of service. Participants enrolled in the Hibbing Electronics Corporation Plan prior to January 1, 2000 are fully vested after four years of service.

                           REPTRON ELECTRONICS, INC.

                       December 31, 1998, 1999 and 2000


NOTE K - ACQUISITIONS

On May 29, 1998, Reptron acquired all of the assets and liabilities of Hibbing Electronics Corporation and its subsidiary, ("Hibbing") by way of the purchase of all of the issued and outstanding common stock of OECO Corporation, the parent of Hibbing, under the purchase method of accounting. Of the approximately $53.0 million in total costs involved in the acquisition, approximately $30.0 million was in cash with the remainder in the form of the assumption of liabilities. Reptron allocated approximately $31.0 million of the purchase price to tangible assets. Of the $30.0 million in cash, approximately $7.4 million was deposited in an escrow account as security for collection of designated accounts receivable, liquidation of identified inventory and breach of representations and warranties. As of December 31, 2000, approximately $7.4 million has been disbursed from this escrow account ($6.9 million to the sellers and $465,000 to Reptron). In addition, Reptron assumed certain building and equipment lease obligations. Management has determined that the goodwill associated with this transaction will be amortized over a 30 year life. The results of operations of Hibbing have been reflected in Reptron's results of operations beginning immediately subsequent to the acquisition date of May 29, 1998.

On October 27, 1999 Reptron completed the acquisition of Applied Instruments ("Applied"). At closing, the assets were recorded at approximately $9.4 million, consisting of the sum of a cash payment of $7.5 million, acquisition costs, and among the assumption of stated liabilities, $1.4 million of bank debt. Reptron allocated approximately $6.4 million of the purchase price to goodwill. Reptron allocated approximately $4.0 million of the purchase to tangible assets. In addition, Reptron assumed certain building and equipment lease obligations. Management has determined that the goodwill associated with this transaction will be amortized over a 20 year life. The results of operations of Applied Instruments have been reflected in Reptron's results of operations beginning immediately subsequent to the acquisition date of October 27, 1999. Under the terms of the purchase agreement and based on the results of operations during the fiscal year 2000, the sellers earned an additional $2,246,000. This additional consideration was added to goodwill as of December 31, 2000. Additional purchase consideration may be paid in annual installments over the next two years based upon Applied Instruments performance. Each of the remaining annual installments cannot exceed $3.5 million. Pro-forma financial information is not provided for Applied due to its immateriality.

NOTE L - RELATED PARTY TRANSACTIONS

A director of Reptron serves as its general counsel and received approximately $374,000, $200,000 and $174,000 for services rendered during, 1998, 1999 and
2000, respectively.

Reptron leased an aircraft from a company controlled by the CEO of Reptron.
Rent paid for the use of the aircraft totaled approximately $160,000 in 1998. Reptron believes that the rent paid for the aircraft was comparable to the rent that would be paid to an unrelated party. Reptron was responsible for all costs associated with the operation of the aircraft, including: fuel, maintenance, storage and crew salaries and expenses. To the extent that the CEO used the aircraft for personal purposes, he was required to reimburse Reptron for the cost associated with such personal use. The CEO reimbursed Reptron approximately $40,000 in 1998 for personal use of the aircraft. Reptron terminated the lease as of August 1998 in conjunction with the sale of the aircraft.

Reptron leases one of its Reptron Distribution sales offices (located in Detroit, Michigan) from the CEO of Reptron. This facility served as Reptron's headquarters before the relocation to Tampa in 1986. The building includes office and warehouse space and totals approximately 10,000 square feet. Rent expenses on this facility totaled $68,000 in 1998 and $72,000 in 1999 and 2000, which management believes to be comparable to the rent that would be paid to an unrelated party. The lease expires in November 2003. Reptron also leases a total of 113,000 square feet of manufacturing and administrative offices for the Hibbing manufacturing operation. These properties are owned, in part, by four individuals on the senior management team of Hibbing. Rent expense on these properties totaled $336,000, $478,000 and $514,000 for the period subsequent to the acquisition through December 31, 1998 and in 1999 and 2000, respectively, which management believes to be comparable to the rent that would be paid to an unrelated party.

                           REPTRON ELECTRONICS, INC.

                       December 31, 1998, 1999 and 2000


NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2000, the carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term maturities of these items.

The fair market value of Reptron's convertible subordinated 6.75% notes is $46,934,000, based on the average of the bid and ask prices of the notes on December 31, 2000. The carrying amounts of all other current and long-term portions of notes payable, and long-term obligations approximate fair market value since the interest rates on most of these instruments change with market interest rates.

NOTE N - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per common share:


                                                     1998          1999        2000
                                                   -------       -------     -------
Numerator:
   Net earnings (loss) (in thousands)             $  (13,147)  $    4,769  $    5,691
                                                  ==========   ==========  ==========

Denominator:
   For basic earnings (loss) per share -
      Weighted average shares                      6,118,023    6,151,563   6,252,938
   Effect of dilutive securities:
      Employee stock options                               -            -     583,973
                                                  ----------   ----------  ----------

   For diluted earnings (loss) per share           6,118,023    6,153,563   6,836,911
                                                  ==========   ==========  ==========

Net earnings (loss) per common share - basic      $    (2.15)  $      .78  $      .91
                                                  ==========   ==========  ==========
Net earnings (loss) per common share - diluted    $    (2.15)  $      .78  $      .83
                                                  ==========   ==========  ==========

In 1998 and 1999 all options have been excluded from the computation of diluted earnings per share because the options' exercise price exceeded the average market price of the common stock and, therefore, the effect would be anti-dilutive.

The convertible notes (See Note F) were not included in the computation of diluted earnings per share for all years due to the conversion price of $28.50 exceeding the average market price of the common stock and, therefore, the effect would be anti-dilutive.

                           REPTRON ELECTRONICS, INC.

                       December 31, 1998, 1999 and 2000



NOTE O - FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Reptron has two material industry segments: Electronic Component Distribution and Electronic Manufacturing Services. Electronic Component Distribution purchases a wide variety of electronic components, including semiconductors, passive products and electromechanical components, for distribution to manufacturers and wholesalers throughout the United States. Electronic Manufacturing Services manufactures electronic products (including display solutions) according to customer design for a select number of customers throughout the country representing a diverse range of industries. Intersegment sales include a margin, based on market pricing, which is eliminated in consolidation.

The following table shows net sales, operating income, identifiable assets, depreciation and amortization expense and capital expenditures as of and for the years ended 1998, 1999 and 2000.


                                          Year Ended December 31,
                                      --------------------------------
                                         1998       1999        2000
                                       --------   --------    --------
                                               (in thousands)
Net sales
 Unaffiliated customers
 Electronic Component Distribution     $156,507   $198,132    $345,906
 Electronic Manufacturing Services      146,282    161,085     230,553
                                       --------   --------    --------
                                        302,789    359,217     576,459
 Intersegment sales                       8,046      6,779       1,310
                                       --------   --------    --------
                                       $310,835   $365,996    $577,769
                                       ========   ========    ========

Operating income (loss)
 Electronic Component Distribution     $(11,833)  $ (3,884)   $ 14,929
 Electronic Manufacturing Services       (1,445)      (244)      7,090
                                       --------   --------    --------
                                       $(13,278)  $ (4,128)   $ 22,019
                                       ========   ========    ========

Identifiable assets
 Electronic Component Distribution     $ 87,386   $ 55,587    $152,341
 Electronic Manufacturing Services       95,389    154,874     140,539
                                       --------   --------    --------
                                        182,775    210,461     292,880
 Corporate                               27,309      5,392       4,587
                                       --------   --------    --------
                                       $210,084   $215,853    $297,467
                                       ========   ========    ========

Capital expenditures
 Electronic Component Distribution     $    613   $  1,222    $  1,282
 Electronic Manufacturing Services        3,085      2,898       6,882
                                       --------   --------    --------
                                          3,698      4,120       8,164
 Corporate                                    -         65         175
                                       --------   --------    --------
                                       $  3,698   $  4,185    $  8,339
                                       ========   ========    ========

Net interest expense is not reflected in the industry segment information, presented above, as it is not taken into consideration in management's analysis of segment performance.

                           REPTRON ELECTRONICS, INC.

                       December 31, 1998, 1999 and 2000



NOTE P - SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the quarterly periods of 1999 and 2000, (in thousands except per share data):


                                                                 Three Months Ended
                                                   ------------------------------------------------
               1999                                March 31      June 30  September 30  December 31
               ----                                --------      -------  ------------  -----------
Net sales                                           $ 77,384     $ 81,026     $ 93,559    $107,247
Gross profit                                          10,085       10,919       13,440      17,329
Operating income (loss)                               (2,529)      (2,690)        (690)      1,780
Loss before extraordinary item                        (2,877)      (2,904)      (1,664)       (563)
Net earnings (loss)                                   (2,877)       5,346        2,863        (563)
Net earnings (loss) per common share - basic        $   (.47)    $    .87     $    .47    $   (.09)
Net earnings (loss) per common share - diluted      $   (.47)    $    .87     $    .47    $   (.09)

               2000
               ----

Net sales                                           $122,993     $140,880     $152,653    $159,933
Gross profit                                          19,699       23,683       25,040      25,140
Operating income                                       3,125        5,316        6,591       6,987
Net earnings                                             388        1,382        1,893       2,028
Net earnings per common share - basic               $   0.06     $    .22     $    .30    $    .33
Net earnings per common share - diluted             $   0.06     $    .20     $    .27    $    .30

        Report Of Independent Certified Public Accountants On Schedule
        --------------------------------------------------------------



Board of Directors
Reptron Electronics, Inc.


In connection with our audit of the consolidated financial statements of Reptron Electronics, Inc., referred to in our report dated January 26, 2001, which is included in this Annual Report on SEC Form 10-K for the year ended December 31, 2000, we have also audited Schedule II for each of the three years in the period then ended. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



/S/ GRANT THORNTON LLP

Tampa, Florida
January 26, 2001

                                                                     SCHEDULE II

                           REPTRON ELECTRONICS, INC.

                       Valuation and Qualifying Accounts
             For the Years Ended December 31, 1998, 1999, and 2000
                                (in thousands)

              Column A             Column B     Column C      Column D      Column E
              --------            -----------  -----------  -------------  -----------

                                  Balance at   Charged to     Accounts       Balance
                                   Beginning    Costs and   Written Off,     at End
             Description            Of Year     Expenses         Net         of Year
             -----------          -----------  -----------  -------------  -----------
Allowance for Doubtful Accounts
Year Ended December 31, 1998             $350       $1,335       $(1,202)       $  483
Year Ended December 31, 1999             $483       $  514       $  (388)       $  609
Year Ended December 31, 2000             $609       $1,222       $  (257)       $1,574

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of Tampa, State of Florida, on March 30, 2001.

                                                REPTRON ELECTRONICS, INC.



                                                By: /s/ Michael L. Musto
                                                    ----------------------------
                                                     Michael L. Musto,
                                                     Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated. Each person whose signature appears below constitutes and appoints Paul J. Plante and Michael Branca and each of them individually, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, may lawfully do or cause to be done by virtue hereof.

            SIGNATURES                                          TITLE                              DATE
            ----------                                          -----                              ----
/s/  Michael L. Musto                                Chief Executive Officer, and Director     March 30, 2001
----------------------------------------------       (Principal Executive Officer)
Michael L. Musto


/s/  Paul J. Plante                                  President, Chief Operating Officer and    March 30, 2001
----------------------------------------------       Director
Paul J. Plante


/s/  Michael Branca                                  Chief Financial Officer (Principal        March 30, 2001
----------------------------------------------       Financial and Accounting Officer)
Michael Branca


/s/  Leigh A. Lane                                   Secretary and Director                    March 30, 2001
----------------------------------------------
Leigh A. Lane


/s/  William L. Elson                                Director                                  March 30, 2001
----------------------------------------------
William L. Elson



/s/  John J. Mitcham                                 Director                                  March 30, 2001
----------------------------------------------
John J. Mitcham


/s/  Vincent Addonisio                               Director                                  March 30, 2001
----------------------------------------------
Vincent Addonisio

Exhibit No.     Description
-----------     -----------

 10.5 Revolving Credit and Security Agreement Fourth Amendment between PNC Bank, National Association and Reptron, dated July 20, 2000.

 10.6 Employment agreement between Paul Plante and Reptron Electronics, Inc., dated January 5, 1999.

 23.1           Consent of Grant Thornton LLP

----------