Form 10-Q
period 2001-03-31
REPTRON ELECTRONICS INC
filed 2001-05-11
CIK 918765

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

         (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 0 - 23426
                       ---------

                           REPTRON ELECTRONICS, INC.
                           -------------------------
            (Exact name of registrant as specified in its charter)

           Florida                                       38-2081116
           -------                                       ----------
  State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization

  14401 McCormick Drive, Tampa, Florida                       33626
--------------------------------------------               -----------
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

                                            Yes    X          No
                                                 -----           -------

6,396,696 shares of common stock issued and outstanding as of May 11, 2001.
                                                              ------------

                           REPTRON ELECTRONICS, INC.

                                     INDEX


                                                                                                                    Page
                                                                                                                   Number
                                                                                                                   ------
PART I.       FINANCIAL INFORMATION

              Item 1.     Financial Statements

                          Consolidated Statements of Operations -- Three months ended
                          March 31, 2001 and March 31, 2000                                                           3

                          Consolidated Balance Sheets -- March 31, 2001 and December 31, 2000                         4

                          Consolidated Statement of Shareholders' Equity -- Three months ended
                          March 31, 2001 and year ended December 31, 2000                                             5

                          Consolidated Statements of Cash Flows -- Three months ended
                          March 31, 2001 and March 31, 2000                                                           6

                          Notes to Consolidated Financial Statements -- March 31, 2001                                7

              Item 2.     Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                                   9

              Item 3.     Quantitative and Qualitative Disclosures about Market Risk                                 10

PART II.      OTHER INFORMATION

              Item 6.     Exhibits and Reports on Form 8-K                                                           11


Signatures                                                                                                           12

PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements

                           REPTRON ELECTRONICS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                                                     Three months ended
                                                                          March 31,
                                                                         (Unaudited)
                                                               ------------------------------
                                                                      2001             2000
                                                              ---------------   -------------
Net sales                                                     $       134,230   $     122,993
Cost of goods sold                                                    112,603         103,294
                                                              ---------------   -------------
           Gross profit                                                21,627          19,699

Selling, general and administrative expenses                           18,749          16,574
                                                              ---------------   -------------
           Operating income                                             2,878           3,125

Interest expense, net                                                   3,067           2,359
                                                              ---------------   -------------
          Earnings (loss) before income taxes                            (189)            766

Income tax provision                                                       81             378
                                                              ---------------   -------------

           Net earnings (loss)                                $          (270)  $         388
                                                              ================  =============

           Net earnings (loss) per common share - basic       $         (0.04)  $        0.06
                                                              ================  =============


Weighted average common shares outstanding - basic                  6,371,903       6,172,442
                                                              ===============   =============

            Net earnings (loss) per common share - diluted    $         (0.04)  $        0.06
                                                              ================  =============

Weighted average common stock equivalent
   shares outstanding - diluted                                     6,371,903       6,609,057
                                                              ===============   =============



   The accompanying notes are an integral part of these financial statements

                           REPTRON ELECTRONICS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                    ASSETS

                                                              (Unaudited)
                                                               March 31,       December 31,
                                                                 2001              2000
                                                                ------             -----
CURRENT ASSETS
  Cash and cash equivalents                                  $       678     $       3,049
  Accounts receivable - trade, net                                85,417           100,311
  Inventories, net                                               119,749           124,695
  Prepaid expenses and other current assets                        1,964             2,298
  Deferred tax benefits                                              232                62
                                                             -----------     -------------
      Total current assets                                       208,040           230,415

PROPERTY, PLANT & EQUIPMENT - AT COST, NET                        32,838            33,051
EXCESS OF COST OVER NET ASSETS ACQUIRED, NET                      31,123            31,473
OTHER ASSETS                                                       2,823             2,528
                                                             -----------     -------------
TOTAL ASSETS                                                 $   274,824     $     297,467
                                                             ===========     =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                   $    52,811     $      65,199
  Current portion of long-term obligations                         2,476             2,476
  Accrued expenses                                                 9,647            11,941
  Income taxes payable                                               216             1,230
                                                             -----------     -------------
      Total current liabilities                                   65,150            80,846

NOTE PAYABLE TO BANK                                              74,298            80,270
LONG-TERM OBLIGATIONS, less current portion                       81,772            82,576
SHAREHOLDERS' EQUITY
  Preferred Stock - authorized 15,000,000 shares
   of $.10 par value; no shares issued                                 -                 -
   Common Stock - authorized 50,000,000 shares
   of $.01 par value; issued and outstanding,
   6,376,757 and 6,359,257 shares, respectively                       64                64
  Additional paid-in capital                                      22,961            22,862
  Retained earnings                                               30,579            30,849
                                                             -----------     -------------
TOTAL SHAREHOLDERS' EQUITY                                        53,604            53,775
                                                             -----------     -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $   274,824     $     297,467
                                                             ===========     =============



   The accompanying notes are an integral part of these financial statements

                           REPTRON ELECTRONICS, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       (In thousands, except share data)


                                                      Common Stock
                                                    ----------------         Additional                           Total
                                                  Shares          Par          Paid-In       Retained         Shareholders'
                                                Outstanding      Value         Capital       Earnings            Equity
                                                -----------      -----        ---------      --------       ----------------
Balance at December 31, 1999                      6,167,119        $62        $ 21,740        $25,158             $46,960

Exercise of stock options                           192,138          2           1,122              -               1,124
Net earnings                                              -          -               -          5,691               5,691
                                                  ---------        ---        --------        -------             -------
Balance at December 31, 2000                      6,359,257         64          22,862         30,849              53,775

Exercise of stock options (Unaudited)                17,500          -              99              -                  99
Net (loss) (Unaudited)                                    -          -               -           (270)               (270)
                                                  ---------        ---        --------        -------             -------
Balance at March 31, 2001 (Unaudited)             6,376,757        $64        $ 22,961        $30,579             $53,604
                                                  =========         ==        ========        =======             =======


    The accompanying notes are an integral part of this financial statement

                           REPTRON ELECTRONICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                                    Three months ended
                                                                                                         March 31,
                                                                                                        (Unaudited)
                                                                                                --------------------------
                                                                                                     2001          2000
                                                                                                 ------------  -----------
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
  Net earnings (loss)                                                                            $     (270)  $      388
  Adjustments to reconcile net earnings (loss) to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                                                   2,623        2,549
      Deferred income taxes                                                                            (170)           -
      Change in assets and liabilities:
          Accounts receivable - trade                                                                14,894       (7,282)
          Inventories                                                                                 4,946       (9,806)
          Prepaid expenses and other assets                                                             334       (1,655)
          Other assets                                                                                 (480)         (91)
          Accounts payable - trade                                                                  (12,388)       1,752
          Accrued expenses                                                                           (2,294)         (15)
          Income taxes payable                                                                       (1,014)         147
                                                                                                 ----------   ----------
              Net cash provided by (used in) operating activities                                     6,181      (14,013)

Cash flows from investing activities:
 Purchases of property, plant and equipment                                                          (1,875)      (2,667)
                                                                                                 ----------   -----------
 Net cash used in investing activities                                                               (1,875)      (2,667)
                                                                                                 ----------   -----------

Cash flows from financing activities:
  Net proceeds (payments) on notes payable to bank                                                   (5,972)      14,323
  Proceeds from long-term obligations                                                                     -        4,000
  Payments on long-term obligations                                                                    (804)        (856)
  Proceeds from exercise of stock options                                                                99           94
                                                                                                 ----------   ----------
               Net cash provided by (used in) financing activities                                   (6,677)      17,561
                                                                                                 ----------   ----------

               Net increase (decrease) in cash and cash equivalents                                  (2,371)         881
Cash and cash equivalents at beginning of period                                                      3,049          108
                                                                                                 ----------   ----------
Cash and cash equivalents at end of period                                                       $      678   $      989
                                                                                                 ==========   ==========

Supplemental cash flow information:
  Interest paid                                                                                  $    4,500   $    3,321
                                                                                                 ==========   ==========

  Income taxes paid                                                                              $    1,265   $      261
                                                                                                 ==========   ==========


   The accompanying notes are an integral part of these financial statements

                           REPTRON ELECTRONICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2001
                                  (Unaudited)

NOTE A -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. The consolidated financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and March 31, 2000 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the 2000 Form 10-K.

NOTE B --  INVENTORIES

Inventories consist of the following (in thousands):

                                              March 31,       December 31,
                                                2001              2000
                                           -------------     --------------

   Electronic Component Distribution:
      Inventories                            $  80,920          $  85,943

   Electronic Manufacturing Services:
      Work in process                           10,980             13,101
      Raw Materials                             27,849             25,651
                                             ---------          ---------

                                             $ 119,749          $ 124,695
                                             =========          =========

                           REPTRON ELECTRONICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                MARCH 31, 2001
                                  (Unaudited)

NOTE C--  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Reptron Electronics, Inc. is a leading electronics manufacturing supply chain services company operating as a national distributor of electronic components, a contract manufacturer of electronic products and display solution provider. Reptron's Electronic Component Distribution customers are in diverse industries' including robotics, telecommunications, computers and computer peripherals, consumer electronics, healthcare, industrial controls and contract manufacturing. Reptron's Electronic Manufacturing Services segment manufactures electronic products according to customer design, primarily for customers in the telecommunications, healthcare, industrial/instrumentation, banking and office products industries. As a display solution provider, Reptron Manufacturing Services provides display design engineering, systems integration and turnkey manufacturing services.

The following table shows net sales and gross profit by industry segments for the three months ended March 31, 2001 and March 31, 2000.

                                                       Three months ended
                                                            March 31,
                                                         (in thousands)
                                                   --------------------------

                                                      2001            2000
                                                     ------          ------
         Net Sales
           Electronic Component Distribution       $  78,348    $    71,817
           Electronic Manufacturing Services          55,882         51,176
                                                   ---------    -----------
                                                   $ 134,230    $   122,993
                                                   =========    ===========

         Gross Profit
           Electronic Component Distribution       $  14,442    $    13,262
           Electronic Manufacturing Services           7,185          6,437
                                                   ---------    -----------
                                                   $  21,627    $    19,699
                                                   =========    ===========

NOTE D-- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings
(loss) per common share:

                                                                              Three months ended
                                                                                   March 31,
                                                                                (in thousands)
                                                                          --------------------------

                                                                             2001             2000
                                                                            ------           -----
Numerator:
   Net earnings (loss) (in thousands)                                    $     (270)    $      388
                                                                         ==========     ==========

Denominator:
   For basic earnings (loss) per share - Weighted average shares          6,371,903      6,172,442

   Effect of dilutive securities:
       Employee stock options                                                     -        436,615
                                                                         ----------     ----------

    For diluted earnings (loss) per share                                 6,371,903      6,609,057
                                                                         ==========     ==========

Net earnings (loss) per common share - basic
                                                                         $    (0.04)    $     0.06
                                                                         ==========     ==========

Net earnings (loss) per common share - diluted                           $    (0.04)    $     0.06
                                                                         ==========     ==========

                           REPTRON ELECTRONICS, INC

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

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

RESULTS OF OPERATIONS
---------------------

         Net Sales. Total first quarter net sales increased $11.2 million, or 9% from $123.0 million in the first quarter of 2000 to $134.2 million in the first quarter of 2001.

         Electronic Component Distribution ("ECD") 2001 first quarter net sales increased $6.5 million, or 9% from $71.8 million for the first quarter of 2000 as compared to $78.3 million in the first quarter of 2001. This increase in sales resulted primarily from investments in personnel and other infrastructure which aided growth. Sales of semiconductors, passive components and electromechanical components accounted for 80%, 11% and 9%, respectively, of ECD 2001 first quarter net sales, and 66%, 27% and 7%, respectively, of the ECD's 2000 first quarter net sales. ECD sales generated from the top four vendors accounted for approximately $36.0 million, or 45% of the ECD 2001 first quarter net sales, as compared with approximately $26.0 million or 37% of ECD 2000 first quarter net sales.

         Electronic Manufacturing Services ("EMS") net sales increased $4.7 million, or 9%, from $51.2 million in the first quarter of 2000 to $55.9 million in the first quarter of 2001. EMS transacted business with approximately 80 customers in the first quarter of 2001. The largest three customers represented approximately 15%, 10% and 7%, respectively, of first quarter 2001 net sales (6%, 4% and 3%, respectively of total Company first quarter net sales) as compared to 14%, 8%, and 5%, respectively, of first quarter 2000 net sales (6%, 3% and 2% respectively, of total Company first quarter 2000 net sales). Sales by industry segment were: semiconductor equipment 22%; medical equipment 22%; industrial/instrumentation 20%; telecommunications 16%; banking 13%; and all other 7%.

         Gross Profit. Total 2001 first quarter gross profit increased $1.9 million, or 10%, from $19.7 million in the first quarter of 2000 to $21.6 million in the first quarter of 2001. The gross profit percentage of the Company was 16.1% in the first quarter of 2001 and 16.0% in the first quarter of 2000.

         ECD gross profit increased $1.1 million, or 9%, from $13.3 million in the first quarter of 2000 to $14.4 million in the first quarter of 2001. The gross margin was 18.4% in the first quarter of 2001 and 18.5% in the first quarter of 2000. The gross profit in dollars increased proportionally to the growth in ECD sales.

         EMS gross profit increased $0.8 million, or 12%, from $6.4 million in the first quarter of 2000 to $7.2 million in the first quarter of 2001. Gross margin was 12.9% in the first quarter of 2001 and 12.6% in the first quarter of 2000. This increase in gross margin is primarily attributable to fixed factory overhead absorption at higher sales levels.

         Selling, General, and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased $2.1 million, or 13%, from $16.6 million in the first quarter of 2000 to $18.7 million in the first quarter of 2001. The increase in SG&A expense is primarily attributable to increased sales personnel at existing branch offices, the opening of seven new branch offices and the start-up costs of opening a new distribution center in Reno, Nevada.

         Interest Expense. Net interest expense increased $0.7 million, or 30%, from $2.4 million in the first quarter of 2000 to $3.1 million in the first quarter of 2001. The increase in net interest expense resulted primarily from an increase in average outstanding debt of $33.4 million from $128.5 million during the first quarter of 2000 to $161.9 million during the first quarter of 2001. In addition, the overall average interest rate increased from 7.3% during the first quarter of 2000 to 7.6% during the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Reptron primarily finances its operations through subordinated notes, bank credit lines, operating cash flows, capital equipment leases, and short-term financing through supplier credit lines.

         Net cash provided by or used in operating activities has historically been driven by net income (loss) levels combined with fluctuations in inventory, accounts receivable and accounts payable. Operating activities for the first quarter of 2001 provided cash of approximately $6 million. This increase in cash flow resulted primarily from decreases in accounts receivable of $15 million and inventories of $5 million. These items were partially offset by decreases in accounts payable of $12 million, accrued expenses of $2 million, and income taxes payable of $1 million. Days sales in accounts receivable as of March 31, 2001 were approximately 63 days. Annualized inventory turns for the first quarter of 2001 were approximately 3.7 times.

         Capital expenditures totaled approximately $2 million in the first quarter of 2001. These capital expenditures were primarily for the acquisition of manufacturing equipment and building improvements. These purchases were funded by the working capital credit facility.

         Reptron believes that available credit facilities will be sufficient to meet the capital expenditures and working capital needs of operations as they are presently conducted. However, future cash flow and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities, and possible acquisitions. While there can be no assurance that such financing will be available in amounts and on acceptable terms, Reptron believes that such financing would likely be available on acceptable terms.



Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         While Reptron had no holdings of derivative financial or commodity instruments at March 31, 2001, Reptron is exposed to financial market risks, including changes in interest rates. Approximately half of Reptron's borrowings bear a fixed interest rate. Borrowings under Reptron's credit agreement with a bank bears interest at a variable rate based on the prime rate and the London Interbank Offered Rate.

                           REPTRON ELECTRONICS, INC.

PART II.  OTHER INFORMATION


    Item 6.  Exhibits and Reports on Form 8-K

         a.       Exhibits

                  None

         b.       Reports on Form 8-K

                  No reports on Form 8-K were filed during the three months ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:     May 11, 2001
         ---------------
                               REPTRON ELECTRONICS, INC.
                               (Registrant)



                               By:    /s/ Michael Branca
                                    --------------------------------
                                    Michael Branca, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)