Form 10-Q
period 2001-06-30
REPTRON ELECTRONICS INC
filed 2001-08-14
CIK 918765

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q

     (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 0 - 23426
                       ---------

                           REPTRON ELECTRONICS, INC.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Florida                                              38-2081116
------------------------------                            ------------------
State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization                          Identification No.)

14401 McCormick Drive, Tampa, Florida                                  33626
--------------------------------------                               ---------
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

                                            Yes    X          No
                                                 -----

There were 6,397,196 shares of common stock issued and outstanding as of August
           ---------                                                     ------
01, 2001.
--------

                           REPTRON ELECTRONICS, INC.


                                     INDEX


                                                                                  Page
PART I.   FINANCIAL INFORMATION                                                   Number
                                                                                  ------
          Item 1.  Financial Statements

                   Consolidated Statements of Operations -- Three months ended
                   June 30, 2001 and June 30, 2000 and Six months ended June 30,
                   2001 and June 30, 2000                                              3

                   Consolidated Balance Sheets -- June 30, 2001 and December 31,
                   2000                                                                4

                   Consolidated Statement of Shareholders' Equity -- Six months
                   ended June 30, 2001 and year ended December 31, 2000                5

                   Consolidated Statements of Cash Flows -- Six months ended June
                   30, 2001 and June 30, 2000                                          6

                   Notes to Consolidated Financial Statements -- June 30, 2001         7

          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                           9

          Item 3.  Quantitave and Qualitative Disclosures about Market Risk           11

PART II.  OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of the Security Holders            12

          Item 6.  Exhibits and Reports on Form 8-K                                   12

Signatures                                                                            13

PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements

                           REPTRON ELECTRONICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)



                                                                 Three months ended               Six months ended
                                                                       June 30,                       June 30,
                                                                     (Unaudited)                    (Unaudited)
                                                            ---------------------------      -------------------------
                                                               2001             2000            2001           2000
                                                            ----------       ----------      ----------     ----------
Net sales                                                   $   99,327       $  140,880      $   233,557    $  263,873
Cost of goods sold                                              85,063          117,197          197,666       220,491
Inventory writedown                                             12,000                -           12,000             -
                                                            ----------       ----------      -----------    ----------
           Gross profit                                          2,264           23,683           23,891        43,382

Selling, general and administrative expenses                    18,586           18,367           37,335        34,941
                                                            ----------       ----------      -----------    ----------
           Operating earnings (loss)                           (16,322)           5,316          (13,444)        8,441

Interest expense, net                                            2,821            2,692            5,888         5,051
                                                            ----------       ----------      -----------    ----------
           Earnings (loss) before income taxes                 (19,143)           2,624          (19,332)        3,390

Income tax provision (benefit)                                  (7,291)           1,242           (7,210)        1,620
                                                            ----------       ----------      -----------    ----------

Net earnings                                                $  (11,852)      $    1,382      $   (12,122)   $    1,770
                                                            ==========       ==========      ===========    ==========

Net earnings (loss) per common share - basic:               $    (1.85)      $     0.22      $    (1.90)    $     0.29
                                                            ==========       ==========      ===========    ==========

Weighted average common shares outstanding -
   basic                                                     6,391,237        6,230,443        6,381,623     6,202,187
                                                            ==========       ==========      ===========    ==========

Net earnings (loss) per common share - diluted:             $    (1.85)      $     0.20      $     (1.90)   $     0.26
                                                            ==========       ==========      ===========    ==========

Weighted average common shares outstanding -
   diluted                                                   6,391,237        6,866,933        6,381,623     6,757,167
                                                            ==========       ==========      ===========    ==========

   The accompanying notes are an integral part of these financial statements

                           REPTRON ELECTRONICS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                       ASSETS
                                                                                            (Unaudited)
                                                                                             June 30,         December 31,
                                                                                               2001               2000
                                                                                            -----------        -------------
CURRENT ASSETS
  Cash and cash equivalents                                                                 $       346       $       3,049
  Accounts receivable - trade, net                                                               65,103             100,311
  Inventories, net                                                                               99,557             124,695
  Prepaid expenses and other                                                                      1,907               2,298
  Deferred tax benefits                                                                             361                  62
  Income tax receivable                                                                           6,857                   -
                                                                                            -----------       -------------
      Total current assets                                                                      174,131             230,415

PROPERTY, PLANT & EQUIPMENT - AT COST, NET                                                       31,695              33,051
EXCESS OF COST OVER NET ASSETS ACQUIRED, NET                                                     30,773              31,473
OTHER ASSETS                                                                                      2,936               2,528
                                                                                            -----------       -------------
                                                                                            $   239,535       $     297,467
                                                                                            ===========       =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                                                  $    36,166       $      65,199
  Current portion of long-term obligations                                                        2,476               2,476
  Accrued expenses                                                                                7,128              11,941
  Income taxes payable                                                                                -               1,230
                                                                                            -----------       -------------
      Total current liabilities                                                                  45,770              80,846

NOTE PAYABLE TO BANK                                                                             70,930              80,270

LONG-TERM OBLIGATIONS, less current portion                                                      80,961              82,576

SHAREHOLDERS' EQUITY
  Preferred Stock - authorized 15,000,000 shares
   of $.10 par value; no shares issued                                                                -                   -
  Common Stock - authorized 50,000,000 shares
   of $.01 par value; issued and outstanding,
   6,397,196 and 6,359,257, respectively                                                             64                  64
  Additional paid-in capital                                                                     23,083              22,862
  Retained earnings                                                                              18,727              30,849
                                                                                            -----------       -------------
                                                                                                 41,874              53,775
                                                                                            -----------       -------------
                                                                                            $   239,535       $     297,467
                                                                                            ===========       =============



The accompanying notes are an integral part of these financial statements

                           REPTRON ELECTRONICS, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       (In thousands, except share data)



                                                 Common Stock              Additional                            Total
                                               ----------------
                                               Shares          Par           Paid-In         Retained        Shareholders'
                                             Outstanding      Value          Capital         Earnings           Equity
                                             -----------      -----       -------------      --------         ---------
Balance at December 31, 1999                  6,167,119       $ 62        $      21,740      $ 25,158         $  46,960

Exercise of stock options                       192,138          2                1,122             -             1,124
Net earnings                                          -          -                    -         5,691             5,691
                                             ----------       ----        -------------      --------         ---------
Balance at December 31, 2000                  6,359,257         64               22,862        30,849            53,775

Exercise of stock options (Unaudited)            37,939          -                  221             -               221
Net earnings (Unaudited)                              -          -                    -       (12,122)          (12,122)
                                             ----------       ----        -------------      --------         ---------
Balance at June 30, 2001 (Unaudited)          6,397,196       $ 64        $      23,083      $ 18,727         $  41,874
                                             ==========       ====        =============      ========         =========

    The accompanying notes are an integral part of this financial statement

                           REPTRON ELECTRONICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                     Six months ended
                                                                                         June 30,
                                                                                        (Unaudited)
                                                                                --------------------------
                                                                                     2001         2000
                                                                                ------------  ------------
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
  Net earnings (loss)                                                           $    (12,122) $      1,770
  Adjustments to reconcile net earnings (loss) to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                                    5,229         5,075
      Deferred income taxes                                                             (299)          322
      Loss on disposal of assets                                                           -            25
      Change in assets and liabilities:
          Accounts receivable - trade                                                 35,208       (17,467)
          Inventories                                                                 25,138       (18,782)
          Prepaid expenses and other current assets                                      391        (1,660)
          Other assets                                                                  (771)          (34)
          Accounts payable - trade                                                   (29,033)        9,345
          Accrued expenses                                                            (4,813)          665
          Income taxes payable/receivable                                             (8,087)          806
                                                                                ------------  ------------
              Net cash provided by (used in) operating activities                     10,841       (19,935)
                                                                                ------------  ------------

Cash flows from investing activities:
  Purchases of property, plant and equipment                                          (2,810)       (5,354)
                                                                                ------------  ------------

              Net cash used in investing activities                                   (2,810)       (5,354)
                                                                                ------------  ------------

Cash flows from financing activities:
  Proceeds from exercise of stock options                                                221           662
  Net proceeds (payments) on note payable to bank                                     (9,340)       24,398
  Proceeds from long term obligations                                                      -         4,000
  Payments on long term obligations                                                   (1,615)       (2,299)
                                                                                ------------  ------------
               Net cash provided by (used in) financing activities                   (10,734)       26,761
                                                                                ------------  ------------

               Net increase (decrease) in cash and cash equivalents                   (2,703)        1,472
Cash and cash equivalents at beginning of period                                       3,049           108
                                                                                ------------  ------------
Cash and cash equivalents at end of period                                      $        346  $      1,580
                                                                                ============  ============



Supplemental cash flow information:
  Interest paid                                                                 $      6,172  $      4,596
                                                                                ============  ============

  Income taxes paid                                                             $      1,176  $        605
                                                                                ============  ============



   The accompanying notes are an integral part of these financial statements

                           REPTRON ELECTRONICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (Unaudited)


NOTE A -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. The consolidated financial statements as of June 30, 2001, and for the three and six months ended June 30, 2001 and June 30, 2000, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the 2000 Form 10-K.


NOTE B -- INVENTORIES

Inventories consist of the following (in thousands):

                                                   June 30,         December 31,
                                                     2001               2000
                                                  ----------        -----------

   Electronic Component Distribution:
      Inventories                                  $  63,852           $ 85,943

   Electronic Manufacturing Services:
      Work in process                                 11,258             13,101
      Raw materials                                   24,447             25,651
                                                  ----------        -----------
                                                   $  99,557           $124,695
                                                  ==========        ===========

                           REPTRON ELECTRONICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 JUNE 30, 2001
                                  (Unaudited)


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

                                                               Three months ended                     Six months ended
                                                                    June 30,                              June 30,
                                                                 (in thousands)                        (in thousands)
                                                            -------------------------             ----------------------
                                                              2001             2000                   2001        2000
                                                            ---------        --------             --------    ----------
         Net Sales
           Electronic Component Distribution                $  60,240        $ 84,078             $138,588    $  155,895
           Electronic Manufacturing Services                   39,087          56,802               94,969       107,978
                                                             --------        --------             --------    ----------
                                                            $  99,327        $140,880             $233,557    $  263,873
                                                             ========        ========             ========    ==========

         Gross Profit
           Electronic Component Distribution                $     758        $ 16,388             $ 15,200    $   29,650
           Electronic Manufacturing Services                    1,506           7,295                8,691        13,732
                                                            ---------        --------             --------    ----------
                                                            $   2,264        $ 23,683             $ 23,891    $   43,382
                                                            =========        ========             ========    ==========


NOTE D -- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per common share:

                                                                Three months ended                      Six months ended
                                                                     June 30,                               June 30,
                                                           ----------------------------             --------------------------
                                                              2001              2000                   2001           2000
                                                           ----------        ----------             ----------    ------------
Numerator:
  Net earnings (loss) (in thousands)                       $  (11,852)       $    1,382             $  (12,122)   $      1,770
                                                           ==========        ==========             ==========    ============

Denominator:
  For basic earnings (loss) per share -
    Weighted average shares                                 6,391,237         6,230,443              6,381,623       6,202,187
  Effect of dilutive securities:
    Employee stock options                                          -           636,490                      -         554,980
                                                           ----------        ----------             ----------    ------------
  For diluted earnings (loss) per share                     6,391,237         6,866,933              6,381,623       6,757,167
                                                           ==========        ==========             ==========    ============

Net earnings (loss) per common share - basic               $    (1.85)       $     0.22             $    (1.90)   $       0.29
                                                           ==========        ==========             ==========    ============

Net earnings (loss) per common share - diluted             $    (1.85)       $     0.20             $    (1.90)   $       0.26
                                                           ==========        ==========             ==========    ============

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


RESULTS OF OPERATIONS
---------------------

         Net Sales. Total second quarter net sales decreased $41.6 million, or 29.5%, from $140.9 million in the second quarter of 2000 to $99.3 million in the second quarter of 2001. Total net sales for the first half of 2001 decreased $30.3 million, or 11.5% from $263.9 million in the first half of 2000 to $233.6 million in the first half of 2001.

         Electronic Component Distribution ("ECD") second quarter net sales decreased $23.8 million, or 28.4%, from $84.1 million in the second quarter of 2000 to $60.2 million in the second quarter of 2001. Management believes this decrease resulted primarily from a significant slowdown in the sales volume and price reductions of electronic components in the United States. Sales of semiconductors, passive components and electromechanical components accounted for 81.0%, 10.1% and 8.9%, respectively, of second quarter 2001 ECD net sales and 64.7%, 26.9% and 8.4%, respectively, of second quarter 2000 ECD net sales. Sales generated from the top four ECD vendors accounted for approximately $28.9 million, or 46.5% of second quarter 2001 ECD net sales, as compared with approximately $33.8 million or 38.9% of second quarter 2000 ECD net sales.

         ECD net sales decreased $17.3 million, or 11.1%, from $155.9 million in the first half of 2000 to $138.6 million in the first half of 2001. This decrease was driven primarily by factors stated above. Sales of semiconductors, passive components and electromechanical components accounted for 80.5%, 10.7% and 8.8%, respectively, of first half 2001 ECD net sales, and 65.2%, 26.7% and 8.1%, respectively, of first half 2000 ECD net sales. Sales generated from the top four ECD vendors accounted for approximately $64.7 million, or 45.5% of first half 2001 ECD net sales, as compared with approximately $62.4 million or 38.6% of first half 2000 ECD net sales.

         Electronic Manufacturing Services ("EMS") net sales decreased $17.7 million, or 31.2%, from $56.8 million in the second quarter of 2000 to $39.1 million in the second quarter of 2001. This decrease is primarily attributable to decreased demands from within the semiconductor equipment and telecommunications customer base of EMS. EMS transacted business with approximately 90 customers in the second quarter of 2001. The three largest EMS customers accounted for approximately 15.6%, 11.4% and 9.5%, respectively, of second quarter 2001 EMS net sales (6.1%, 4.5% and 3.7%, respectively, of total Company second quarter 2001 net sales) as compared to 13.6%, 11.5% and 8.6%, respectively, of second quarter 2000 EMS net sales (5.5%, 4.6% and 3.5%, respectively, of total Company second quarter 2000 net sales).

         EMS net sales decreased $13.0 million, or 12.1%, from $108.0 million in the first half of 2000 to $95.0 million in the first half of 2001. This decrease is primarily attributable to decreased demand from within the semiconductor equipment and telecommunications customer base. EMS transacted business with approximately 100 customers in the first half of 2001. The three largest EMS customers accounted for approximately 12.3%, 10.6%, and 6.2%, respectively, of first half 2001 EMS net sales (5.0%, 4.3% and 2.5%, respectively, of total Company first half 2001 net sales) as compared to 13.7%, 9.1% and 8.4%, respectively, of first half 2000 EMS net sales (5.6%, 3.7% and 3.4%, respectively, of total Company first half 2000 net sales).

         Gross Profit. Total second quarter gross profit decreased $21.4 million, or 90.4%, from $23.7 million in the second quarter of 2000 to $2.3 million in the second quarter of 2001. During the second quarter of 2001, Reptron recorded a non-cash inventory writedown charge of $12.0 million. The result of this charge was to decrease gross margin from 14.4% to 2.3% in the second quarter of 2001 and from 15.4% to 10.2% for the first half of 2001. The total gross margin was 16.8% in the second quarter of 2000 and 16.4% in the first half of 2000. Total gross profit decreased $19.5 million, or 44.9%, from $43.4 million in the first half of 2000 to $23.9 million in the first half of 2001.

         ECD second quarter gross profit decreased $15.6 million, or 95.4%, from $16.4 million in the second quarter of 2000 to $758,000 in the second quarter of 2001. During the second quarter of 2001, the ECD segment recorded a non-cash inventory writedown charge of $10.0 million as a result of distributor supplier lines terminated by the Company and to reflect the rapid decline in market pricing for electronic components. This charge is included in cost of sales and caused gross margin to decline from 17.9% to 1.3% in the second quarter of 2001 and from 18.2% to 11.0% for the first six months of 2001. The gross margin was 19.5% in the second quarter of 2000 and 19.0% in the first half of 2000. The decrease in gross profit and gross margin from the prior year periods, excluding the effect of the inventory charge, is due to severely weakened electronic component market conditions experienced in the second quarter of 2001 as compared with market conditions in the second quarter and first half of 2000.

         EMS gross profit decreased $5.8 million, or 79.4%, from $7.3 million in the second quarter of 2000 to $1.5 million in the second quarter of 2001. During the second quarter of 2001, the EMS segment recorded a non-cash inventory writedown charge of $2.0 million as a result of excess components due to significant reductions in customer demands and decline in pricing of electronic components. This charge is included in cost of sales and caused gross margin to decline from 9.0% to 3.9% in the second quarter of 2001 and from 11.3% to 9.2% for the first six months of 2001. The gross margin was 12.8% in the second quarter of 2000 and 12.7% in the first half of 2000. EMS first half gross profit decreased $5.0 million, or 36.7% from $13.7 million in 2000 to $8.7 million in 2001. The decrease in gross profit and gross margin from the prior year periods, excluding the inventory charge, is attributable to the under-absorption of fixed costs at lower sales levels.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $200,000, or 1.2%, from $18.4 million in the second quarter of 2000 to $18.6 million in the second quarter of 2001. Selling, general and administrative expenses, as a percentage of net sales increased from 13.0% in the second quarter of 2000 to 18.7% in the second quarter of 2001. For the first six months of 2001, selling, and general and administrative expenses increased $2.4 million or 6.9% from $34.9 million in the first half of 2000 to $37.3 million in the first half of 2001. First half selling, general and administrative expenses as a percentage of net sales increased from 13.2% in the first half of 2000 to 16.0% in the first half of 2001. During 2000, the Company made significant investments in personnel and infrastructure to support the then, and anticipated increased sales levels. In response to the reversal of those trends, during 2001, the Company made substantial reductions in personnel and attendant costs. Management is continuing to evaluate the propriety of further reductions in its selling, general and administrative expenses.

         Interest Expense. Net interest expense increased $100,000, or 4.8%, from $2.7 million in the second quarter of 2000 to $2.8 million in the second quarter of 2001. First half net interest expense increased $800,000, or 16.6%, from $5.1 million in the first half of 2000 to $5.9 million in the first half of 2001. The increase is primarily attributed to the increase in average outstanding debt of $27.0 million, from $132.9 million during the first half of 2000 to $159.8 million during the first half of 2001, partially offset by a decrease in our overall average interest rate from 7.6% during the first half of 2000 to 7.4% during the first half of 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Reptron primarily finances its operations through subordinated notes, bank credit lines, capital equipment leases, and short-term financing through supplier credit lines.

         Net cash provided by or used in operating activities has historically been driven by net income (loss) levels combined with fluctuations in inventory, accounts receivable and accounts payable. Operating activities for the first half of 2001 provided cash of approximately $10.8 million. This increase in cash flow resulted primarily from decreases in accounts receivable of $35.2 million and inventory of $13.1 million, excluding a non-cash inventory writedown of $12.0 million. These items were partially offset by decreases in accounts payable of $29.0 million and accrued expenses of $4.8 million, and an increase in income tax receivable of $8.1 million. Days sales in accounts receivable as of June 30, 2001 were approximately 60. Annualized inventory turns for the first half of 2001 were approximately 3.5 excluding the inventory writedown.

         Capital expenditures totaled approximately $2.8 million in the first half of 2001. These capital expenditures were primarily for the acquisition of manufacturing equipment. These purchases were funded by the working capital line of credit.

         Reptron believes that available credit facilities will be sufficient to meet capital expenditures and working capital needs of operations as they are presently conducted. However, future cash flow and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities, and possible acquisitions. While there can be no assurance that such financing will be available in amounts and on acceptable terms. Reptron believes that such financing would likely be available on acceptable terms.


NEW ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002, however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The Company has not yet analyzed the effect, if any, the adoption of these standards will have on the Company's financial statements.


Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         While Reptron had no holdings of derivative financial or commodity instruments at June 30, 2001, Reptron is exposed to financial market risks, including changes in interest rates. Approximately half of Reptron's borrowings bear a fixed interest rate. However, borrowings under Reptron's Credit Facility bears interest at a variable rate based on the lead bank's prime interest rate or the London Interbank Offered Rate.

                           REPTRON ELECTRONICS, INC.


PART II.  OTHER INFORMATION

   Item 4.   Submission of Matters to a Vote of the Security Holders

                  The annual Meeting of the Shareholders of Reptron was held on May 15, 2001. Mr. William L. Elson was elected director of Reptron for a three year term with 6,331,803 shares voting in favor, zero shares against and 18,255 shares abstaining. Mr. Paul J. Plante was elected director of Reptron for a three year term with 6,250,658 voting in favor, zero shares against and 100,000 shares abstaining. Mr. John J. Mitcham was elected director of Reptron for a one year term with 6,332,803 voting in favor, zero shares against and 17,255 shares abstaining. The adoption of the Reptron Electronics, Inc. 2002 Incentive Stock Option Plan was approved with 2,682,386 voting in favor, 1,033,060 shares against and 318,581 shares abstaining. An amendment to the Reptron Electronics, Inc. Non-Employee Director Stock Option Plan to increase the number of shares of common stock authorized for issuance under the plan from 350,000 shares to 450,000 shares and to extend the duration of the plan until December 31, 2011 was approved with 2,779,390 voting in favor, 936,641 shares against and 318,596 shares abstaining.


   Item 6.   Exhibits and Reports on Form 8-K

a.       Exhibits

                  None

b.       Reports on Form 8-K


                  None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 14, 2001
       -----------------
                             REPTRON ELECTRONICS, INC.
                             -------------------------
                             (Registrant)



                             By: /s/ Michael Branca
                                 ----------------------------
                                 Michael Branca, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)