Form 10-Q
period 2001-09-30
REPTRON ELECTRONICS INC
filed 2001-11-14
CIK 918765

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.   20549
                                   FORM 10-Q

     (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 0 - 23426
                       ---------

                           REPTRON ELECTRONICS, INC.
                           -------------------------
             (Exact name of registrant as specified in its charter)

          Florida                              38-2081116
---------------------------         -----------------------------------
State or other jurisdiction         (I.R.S. Employer Identification No.)
of incorporation or organization

14401 McCormick Drive, Tampa, Florida               33626
--------------------------------------          ----------
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

                         Yes  X   No ___
                             ---

6,397,196 shares of common stock issued and outstanding as of November 14, 2001.
---------                                                     -----------------

                           REPTRON ELECTRONICS, INC.

                                     INDEX

                                                                                            Page
PART I.      FINANCIAL INFORMATION                                                         Number
                                                                                           ------
             Item 1. Financial Statements

                     Consolidated Statements of Operations - Three months ended
                     September 30, 2001 and September 30, 2000 and nine months
                     ended September 30, 2001 and September 30, 2000                           3

                     Consolidated Balance Sheets - September 30, 2001 and
                     December 31, 2000                                                         4

                     Consolidated Statement of Shareholders' Equity- Nine months
                     ended September 30, 2001 and year ended December 31, 2000                 5

                     Consolidated Statements of Cash Flows - Nine months ended
                     September 30, 2001 and September 30, 2000                                  6

                     Notes to Consolidated Financial Statements - September 30,
                     2001                                                                       7

             Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                  9


PART II.     OTHER INFORMATION

             Item 3.  Quantitative and Qualitative Disclosures about Market Risk               11

             Item 6.  Exhibits and Reports on Form 8-K                                         12

Signatures                                                                                     13

PART I.  FINANCIAL INFORMATION
 Item 1.  Financial Statements

                           REPTRON ELECTRONICS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                                          Three months ended        Nine months ended
                                                            September 30,             September 30,
                                                             (Unaudited)               (Unaudited)
                                                      -----------------------     -----------------------
                                                          2001         2000          2001         2000
                                                      ----------   ----------     ----------   ----------
Net sales                                             $   84,913   $  152,653     $  318,470   $  416,526
Cost of goods sold                                        72,875      127,613        282,541      348,104
                                                      ----------   ----------     ----------   ----------
           Gross profit                                   12,038       25,040         35,929       68,422

Selling, general and administrative expenses              15,266       18,449         52,601       53,390
                                                      ----------   ----------     ----------   ----------
           Operating earnings (loss)                      (3,228)       6,591        (16,672)      15,032

Interest expense, net                                      2,605        3,066          8,493        8,117
                                                      ----------   ----------     ----------   ----------
           Earnings (loss) before income taxes            (5,833)       3,525        (25,165)       6,915

Income tax provision (benefit)                            (2,159)       1,632         (9,369)       3,252
                                                      ----------   ----------     ----------   ----------

Net earnings (loss)                                   $   (3,674)  $    1,893     $  (15,796)  $    3,663
                                                      ==========   ==========     ==========   ==========

Net earnings (loss) per common share - basic:         $    (0.57)  $     0.30     $    (2.47)  $     0.59
                                                      ==========   ==========     ==========   ==========

Weighted average common shares outstanding - basic     6,397,196    6,282,405      6,386,871    6,229,121
                                                      ==========   ==========     ==========   ==========

Net earnings (loss) per common share - diluted:       $    (0.57)  $     0.27     $    (2.47)  $     0.54
                                                      ==========   ==========     ==========   ==========

Weighted average common shares outstanding -
   diluted                                             6,397,196    6,973,455      6,386,871    6,837,620
                                                      ==========   ==========     ==========   ==========

   The accompanying notes are an integral part of these financial statements

                           REPTRON ELECTRONICS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                     ASSETS

                                                   (Unaudited)
                                                  September 30,   December 31,
                                                      2001           2000
                                                     ------         ------
CURRENT ASSETS
  Cash and cash equivalents                          $    161       $  3,049
  Accounts receivable - trade, net                     59,640        100,311
  Inventories, net                                     87,788        124,695
  Prepaid expenses and other assets                     1,937          2,298
  Deferred income tax                                       -             62
  Income tax receivable                                 5,600              -
                                                     --------       --------
      Total current assets                            155,126        230,415

PROPERTY, PLANT & EQUIPMENT - AT COST, NET             29,890         33,051
EXCESS OF COST OVER NET ASSETS ACQUIRED, NET           30,423         31,473
DEFERRED INCOME TAX                                     3,779              -
OTHER ASSETS                                            2,842          2,528
                                                     --------       --------
                                                     $222,060       $297,467
                                                     ========       ========

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                           $ 32,295       $ 65,199
  Current portion of long-term obligations              1,634          2,476
  Accrued expenses                                      5,970         11,941
  Income taxes payable                                      -          1,230
                                                     --------       --------
      Total current liabilities                        39,899         80,846

NOTE PAYABLE TO BANK                                   62,883         80,270

LONG-TERM OBLIGATIONS, less current portion            81,078         82,576

SHAREHOLDERS' EQUITY
  Preferred Stock - authorized 15,000,000 shares
   of $.10 par value; no shares issued                      -              -
  Common Stock - authorized 50,000,000 shares
   of $.01 par value; issued and outstanding,
   6,397,196 and 6,359,257 shares, respectively            64             64
  Additional paid-in capital                           23,083         22,862
  Retained earnings                                    15,053         30,849
                                                     --------       --------
                                                       38,200         53,775
                                                     --------       --------
                                                     $222,060       $297,467
                                                     ========       ========

   The accompanying notes are an integral part of these financial statements

                           REPTRON ELECTRONICS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       (In thousands, except share data)

                                                Common Stock
                                             ------------------ Additional                  Total
                                               Shares      Par    Paid-In    Retained   Shareholders'
                                             Outstanding  Value   Capital    Earnings       Equity
                                             -----------  -----  ----------  ---------  -------------
Balance at December 31, 1999                   6,167,119   $ 62    $ 21,740  $  25,158       $ 46,960

Exercise of stock options                        192,138      2       1,122          -          1,124
Net earnings                                           -      -           -      5,691          5,691
                                               ---------   ----    --------  ---------       --------
Balance at December 31, 2000                   6,359,257     64      22,862     30,849         53,775

Exercise of stock options (Unaudited)             37,939      -         221          -            221
Net loss (Unaudited)                                   -      -           -    (15,796)       (15,796)
                                               ---------   ----    --------  ---------       --------
Balance at September 30, 2001 (Unaudited)      6,397,196   $ 64    $ 23,083  $  15,053       $ 38,200
                                               =========   ====    ========  =========       ========

    The accompanying notes are an integral part of this financial statement

                           REPTRON ELECTRONICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                         Nine months ended
                                                                           September 30,
                                                                            (Unaudited)
                                                                       --------------------
                                                                          2001       2000
                                                                       ---------   --------
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
  Net earnings (loss)                                                   $(15,796)  $  3,663
  Adjustments to reconcile net earnings to net cash provided by
       (used in) operating activities:
      Depreciation and amortization                                        7,774      7,873
      Deferred income taxes                                               (3,717)       230
      Loss  on disposal of assets                                              -         25
      Change in assets and liabilities:
          Accounts receivable - trade                                     40,671    (23,301)
          Inventories                                                     36,907    (34,614)
          Prepaid expenses and other current assets                          361       (620)
          Other assets                                                      (856)      (449)
          Accounts payable - trade                                       (32,904)    13,717
          Accrued expenses                                                (5,971)     1,038
          Income taxes payable/receivable                                 (6,830)       680
                                                                        --------   --------
               Net cash provided by (used in) operating activities        19,639    (31,758)
                                                                        --------   --------

Cash flows from investing activities:
  Purchases of property, plant and equipment                              (3,021)    (6,924)
                                                                        --------   --------
               Net cash used in investing activities                      (3,021)    (6,924)
                                                                        --------   --------

Cash flows from financing activities:
  Proceeds from exercise of stock options                                    221        810
  Net proceeds (payments) on note payable to bank                        (17,387)    38,075
  Proceeds from long term obligations                                          -      4,000
  Payments on long term obligations                                       (2,340)    (2,525)
                                                                        --------   --------
               Net cash provided by (used in) financing activities       (19,506)    40,360
                                                                        --------   --------

               Net increase (decrease) in cash and cash equivalents       (2,888)     1,678
Cash and cash equivalents at beginning of period                           3,049        108
                                                                        --------   --------
Cash and cash equivalents at end of period                              $    161   $  1,786
                                                                        ========   ========

Supplemental cash flow information:
Interest paid                                                           $ 10,100   $  8,670
                                                                        ========   ========

Income taxes paid                                                       $  1,178   $  2,469
                                                                        ========   ========

   The accompanying notes are an integral part of these financial statements

                           REPTRON ELECTRONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                  (Unaudited)


NOTE A -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. The consolidated financial statements as of September 30, 2001, and for the three and nine months ended September 30, 2001 and September 30, 2000, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the 2000 Form 10-K.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002, however, certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees.
This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

NOTE C -- INVENTORIES

Inventories consist of the following (in thousands):


                                             September 30,  December 31,
                                                 2001          2000
                                                -----         ------
   Electronic Component Distribution:
      Inventories                              $54,367      $ 85,943

   Electronic Manufacturing Services:
      Work in process                            8,935        13,101
      Raw materials                             24,486        25,651
                                               -------      --------
                                               $87,788      $124,695
                                               =======      ========

                           REPTRON ELECTRONICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2001
                                  (Unaudited)


NOTE D --  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

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

                                                         Three months ended                   Nine months ended
                                                            September 30,                        September 30,
                                                           (in thousands)                       (in thousands)
                                                       ---------------------------        ----------------------------
                                                          2001             2000               2001             2000
                                                       ----------       ----------         ----------       ----------
          Net Sales
            Electronic Component Distribution          $   46,016       $   93,071         $  184,604       $  248,966
            Electronic Manufacturing Services              38,897           59,582            133,866          167,560
                                                       ----------       ----------         ----------       ----------
                                                       $   84,913       $  152,653         $  318,470       $  416,526
                                                       ==========       ==========         ==========       ==========

          Gross Profit
            Electronic Component Distribution          $    8,649       $   16,737         $   23,849       $   46,387
            Electronic Manufacturing Services               3,389            8,303             12,080           22,035
                                                       ----------       ----------         ----------       ----------
                                                       $   12,038       $   25,040         $   35,929       $   68,422
                                                       ==========       ==========         ==========       ==========


NOTE E - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per common share:

                                                             Three months ended             Nine months ended
                                                                 September 30,                 September  30,
                                                          -----------------------     ----------------------------
                                                             2001        2000            2001              2000
                                                          ----------   ----------     ----------        ----------
Numerator:
  Net earnings (loss) (in thousands)                      $   (3,674)  $    1,893     $  (15,796)       $    3,663
                                                          ==========   ==========     ==========        ==========
Denominator:
  For basic earnings per share -
    Weighted average shares                                6,397,196    6,282,405      6,386,871         6,229,121
  Effect of dilutive securities:
    Employee stock options                                         -      691,050              -           608,499
                                                          ----------   ----------     ----------        ----------
  For diluted earnings per share                           6,397,196    6,973,455      6,386,871         6,837,620
                                                          ==========   ==========     ==========        ==========

Net earnings (loss) per common share - basic              $    (0.57)  $     0.30     $    (2.47)       $     0.59
                                                          ==========   ==========     ==========        ==========

Net earnings (loss) per common share - diluted            $    (0.57)  $     0.27     $    (2.47)       $     0.54
                                                          ==========   ==========     ==========        ==========

For the three-month and nine-month periods ended September 30, 2001, all potential dilutive securitites were excluded from the weighted average shares calculation as they were anti-dilutive.

NOTE F - LONG-TERM DEBT

The Company's credit facility was amended as of September 27, 2001. As part of this amendment, the line of credit facility was reduced from $120 million to $90 million to better match the Company's borrowing requirements.

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


RESULTS OF OPERATIONS
---------------------

     Net Sales. Third quarter net sales decreased $67.7 million, or 44.4%, from $152.7 million in the third quarter of 2000 to $84.9 million in the third quarter of 2001. Total net sales for the first three quarters of 2001 decreased $98.1 million, or 23.5% from $416.5 million in the first three quarters of 2000 to $318.5 million in the first three quarters of 2001.

     Electronic Component Distribution ("ECD") third quarter net sales decreased $47.1 million, or 50.6%, from $93.1 million in the third quarter of 2000 to $46.0 million in the third quarter of 2001. Management believes this decrease resulted primarily from a significant slowdown in the sales volume and price reductions of electronic components in the United States. Sales of semiconductors, passive components and electromechanical components accounted for 80.1%, 8.3% and 11.6%, respectively, of third quarter 2001 ECD net sales compared to 67.0%, 24.3% and 8.7%, respectively, of third quarter 2000 ECD net sales. Sales generated from the top four ECD vendors accounted for approximately $20.8 million, or 42.7% of third quarter 2001 ECD net sales, as compared with approximately $40.0 million or 43.0% of third quarter 2000 ECD net sales.

     ECD net sales decreased $64.4 million, or 25.9%, from $249.0 million in the first three quarters of 2000 to $184.6 million in the first three quarters of 2001. This decrease was driven primarily by factors stated above. Sales of semiconductors, passive components and electromechanical components accounted for 80.4%, 10.0% and 9.6%, respectively, of first three quarters 2001 ECD net sales, compared to 65.9%, 25.8% and 8.3%, respectively, of first three quarters 2000 ECD net sales. Sales generated from the top four ECD vendors accounted for approximately $85.5 million, or 44.8% of first three quarters 2001 ECD net sales, as compared with approximately $103.0 million or 41.4% of first three quarters 2000 ECD net sales

     Electronic Manufacturing Services ("EMS") net sales decreased $20.7 million, or 34.7%, from $59.6 million in the third quarter of 2000 to $38.9 million in the third quarter of 2001. This decrease is primarily attributable to decreased demand within the semiconductor equipment and telecommunications customer base of EMS. EMS transacted business with 67 customers in the third quarter of 2001. The three largest EMS customers accounted for approximately 18.5%, 11.6% and 7.6%, respectively, of third quarter 2001 EMS net sales (8.5%, 5.3% and 3.5%, respectively, of total Company third quarter 2001 net sales) as compared to 16.5%, 10.5% and 9.7%, respectively, of third quarter 2000 EMS net sales (6.4%, 4.1% and 3.8%, respectively, of total Company third quarter 2000 net sales).

     EMS net sales decreased $33.7 million, or 20.1%, from $167.6 million in the first three quarters of 2000 to $133.9 million in the first three quarters of 2001. This decrease was driven primarily by factors stated above. EMS transacted business with 76 customers during the first three quarters of 2001. The three largest EMS customers accounted for approximately 14.1%, 12.5%, and 6.6%, respectively, of first three quarters 2001 EMS net sales (5.3%, 2.8% and 3.7%, respectively, of total Company first three quarters 2001 net sales) as compared to 14.7%, 9.3% and 9.1%, respectively, of first three quarters 2000 EMS net sales (5.9%, 3.7% and 3.7%, respectively, of total Company first three quarters 2000 net sales).

     Gross Profit. Total third quarter gross profit decreased $13.0 million or 51.9%, from $25.0 million in the third quarter of 2000 to $12.0 million in the third quarter of 2001. The gross margin decreased from 16.4% in the third quarter of 2000 to 14.2% in the third quarter of 2001. Total gross profit decreased $32.5 million, or 47.5%, from $68.4 million in the first three quarters of 2000 to $35.9 million in the first three quarters of 2001. The gross margin decreased from 16.4% in the first three quarters of 2000 to 11.3% (to 15.1% excluding the $12 million non-cash inventory writedown in the second quarter of 2001) in the first three quarters of 2001.

     ECD third quarter gross profit decreased $8.1 million, or 48.3%, from $16.7 million in the third quarter of 2000 to $8.6 million in the third quarter of 2001. ECD gross margin increased from 18.0% in the third quarter of 2000 to 18.8% in the third quarter of 2001. This increase in gross margin is due primarily to improved purchasing and selling practices in the third quarter of 2001 as compared with the third quarter of 2000. ECD first three quarters gross margin decreased from 18.6% in the first three quarters of 2000 to 12.9% (to 18.3% excluding the $10.0 million non-cash inventory writedown charge in the second quarter of 2001) in the first three quarters of 2001.

     EMS gross profit decreased $4.9 million, or 59.2%, from $8.3 million in the third quarter of 2000 to $3.4 million in the third quarter of 2001 and gross margin decreased from 13.9% in the third quarter of 2000 to 8.7% in the third quarter of 2001. EMS first three quarters gross profit decreased $10.0 million, or 45.2% from $22.0 million in 2000 to $12.1 million in 2001 and its gross margin decreased from 13.2% in the first three quarters of 2000 to 9.0% (to 10.5% excluding the $2.0 million non-cash inventory writedown charge in the second quarter of 2001) in the first three quarters of 2001. The remaining decrease in gross margin is primarily attributable to under utilization of assets in the manufacturing process due to the significant reduction of sales orders in the first three quarters of 2001.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $3.2 million, or 17.3%, from $18.4 million in the third quarter of 2000 to $15.3 million in the third quarter of 2001. The decrease in selling, general and administrative expenses is primarily attributable to cost cutting measures implemented in the second and third quarters of 2001. Selling, general and administrative Expenses in the first three quarters decreased $0.8 million or 1.5% from $53.4 million in the first three quarters of 2000 to $52.6 million in the first three quarters of 2001. Selling, general and administrative Expenses in the First three quarters as a percentage of net sales increased from 12.8% in the first three quarters of 2000 to 16.5% in the first three quarters of 2001.

     Interest Expense. Net interest expense decreased $0.5 million, or 15.0%, from $3.1 million in the third quarter of 2000 to $2.6 million in the third quarter of 2001. Net interest expense in the first three quarters increased $0.4 million, or 4.6%, from $8.1 million in the first three quarters of 2000 to $8.5 million in the first three quarters of 2001. This increase in net interest expense is the result of the combination of an increase in average outstanding debt of $15.9 million from $139.6 million during the first three quarters of 2000 to $155.5 million during the first three quarters of 2001, And a decrease in average interest rate charges from 7.8% during the first three quarters of 2000 to 7.3% during the first three quarters of 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Reptron primarily finances its operations through subordinated notes, bank credit lines, capital equipment leases, and short-term financing through supplier credit lines.

     Net cash provided by or used in operating activities has historically been driven by net income (loss) levels combined with fluctuations in inventory, accounts receivable and accounts payable. Operating activities for the first three quarters of 2001 provided cash of approximately $19.6 million. This increase in cash flow resulted primarily from decreases in accounts receivable of $40.7 million and inventories of $24.9 million, excluding a non-cash inventory writedown of $12.0 million in the second quarter of 2001. These items were partially offset by decreases in accounts payable of $32.9 million and accrued expenses of $6.0 million. Days sales in accounts receivable as of September 30, 2001 were approximately 64 days. Annualized inventory turns for the first three quarters of 2001 were approximately 4.1 excluding the inventory writedown in the second quarter of 2001.

     Capital expenditures totaled approximately $3.0 million in the first three quarters of 2001. These capital expenditures were primarily for the acquisition of manufacturing equipment. These purchases were funded by the working capital line of credit.

     Reptron believes that available credit facilities will be sufficient to meet capital expenditures and working capital needs of operations as they are presently conducted. The Company's credit facility was amended as of September 27, 2001. As part of this amendment, the line of credit facility was reduced from $120 million to $90 million to better match the Company's borrowing requirements. However, future cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities, and possible acquisitions. While there can be no assurance that such financing will be available in amounts and on acceptable terms, Reptron believes that such financing would likely be available on acceptable terms.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002, however, certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. The porvisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

Item 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

     While we had no holdings of derivative financial or commodity instruments at September 30, 2001, we are exposed to financial market risks, including changes in interest rates. A majority of our borrowings bear a fixed interest rate. However, borrowings under our bank Credit Facility bears interest at a variable rate based on the prime rate or the London Interbank Offered Rate.

                           REPTRON ELECTRONICS, INC.


PART II.  OTHER INFORMATION


      Item 6.  Exhibits and Reports on Form 8-K

      a.  Exhibits

          10.1 Fifth Amendment To Revolving Credit And Security Agreement Dated January 8, 1999.

      b.  Reports on Form 8-K

          None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   November 14, 2001
        -------------------

                                      REPTRON ELECTRONICS, INC.
                                      -------------------------
                                      (Registrant)



                                      By:  /s/ Paul J. Plante
                                           ----------------------------------
                                           Paul J. Plante, President and Chief
                                           Operating Officer (Principal
                                           Financial and Accounting Officer)