Form 10-K
period 2001-12-31
REPTRON ELECTRONICS INC
filed 2002-04-01
CIK 918765

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-K

     (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from          to
                                           ----------  -------------

Commission File Number 0-23426

                                     REPTRON ELECTRONICS, INC.
             -----------------------------------------------------------------
                     (Exact name of registrant as specified in its charter)

                   Florida                                           38-2081116
--------------------------------------------------            ---------------------------------------
(State or other jurisdiction                                  (I.R.S. Employer Identification Number)
of incorporation or organization)

                            14401 McCormick Drive, Tampa, Florida                             33626
          ----------------------------------------------------------------------          ------------
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

                                 Yes [X] No [ ]
                                             -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of shares of the registrant's common stock held by non-affiliates of the registrant as of March 25, 2002 was approximately $20,920,059.

The number of shares of the registrant's common stock issued and outstanding as of March 25, 2002 was 6,417,196.

Documents Incorporated by Reference:

Parts of Reptron's definitive proxy statement for the Annual Meeting of Reptron's Shareholders to be held on June 24, 2002 are incorporated by reference into Part III of this Form.

                            REPTRON ELECTRONICS, INC.
                                    FORM 10-K
                       Fiscal Year ended December 31, 2001

Item Number in                       PART I                                                        Page
Form 10-K                                                                                          ----
-------------

    1.      Business..............................................................................   3

    2.      Properties............................................................................  14

    3.      Legal Proceedings.....................................................................  14

    4.      Submission of Matters to a Vote of Security Holders...................................  14

                                     PART II

    5.      Market for the Registrant's Common Stock and
            Related Stockholder Matters...........................................................  15

    6.      Selected Financial Data...............................................................  16

    7.      Management's Discussion and Analysis of Financial
            Condition and Results of Operations...................................................  17

    7a.     Quantitative and Qualitative Disclosures about Market Risk............................  22

    8.      Financial Statements and Supplementary Data...........................................  22

    9.      Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure................................................  22

                                    PART III

    10.     Directors and Executive Officers of the Registrant....................................  23

    11.     Executive Compensation................................................................  23

    12.     Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters........................................  23

    13.     Certain Relationships and Related Transactions........................................  23

                                     PART IV

    14.     Exhibits, Financial Statements, Schedules
            and Reports on Form 8-K...............................................................  24

                                     PART I

     References to "Reptron", "the Company", "we", "us" and "our" refer to Reptron Electronics, Inc., and its subsidiaries, unless the context otherwise requires. This document contains certain forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Factors that could cause actual results to differ materially include the following: business conditions and growth in Reptron's industry and in the general economy; competitive factors; risks due to shifts in market demand; the ability of Reptron to complete acquisitions; and the risk factors listed from time to time in Reptron's reports filed with the Securities and Exchange Commission as well as assumptions regarding the foregoing. The words "believe", "plans", "estimate", "expect", "intend", "anticipate", and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. Reptron undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.

Item 1. Business

General

     We are a leading electronics manufacturing supply chain services company providing demand creation distribution of electronic components, custom logistics and supply chain management services, engineering services, display integration services and electronic manufacturing services through its two business segments, Electronic Component Distribution ("ECD") and Electronic Manufacturing Services ("EMS"). The ECD segment is comprised of Reptron Distribution and Reptron Computer Products. The EMS segment is comprised of Reptron Manufacturing Services and Reptron Display and Systems Integration. These business units, although operated independently, are complementary, enabling Reptron to provide customers with a wide range of products and value-added services, as well as a single source for product, material logistics, engineering, assembly and test requirements. Reptron believes that its approach of total customer solutions serving the supply chain needs of its customers distinguishes it in the electronics industry, provides a high level of value to its customer base and enables it to maintain long term relationships with an increasing number of its customers.

     Reptron was incorporated under the laws of Michigan in 1973 and reincorporated under the laws of Florida in 1993. Reptron's principal executive offices are located at 14401 McCormick Drive, Tampa, Florida 33626, and its telephone number is (813) 854-2351.

The Electronic Component Distribution and Electronic Manufacturing Services Industry

     Electronic Component Distribution. Most manufacturers of electronic components rely on independent distributors, such as Reptron, to extend their marketing operations. As a stocking, marketing and financial intermediary, a distributor relieves the manufacturer of part of the costs associated with the stocking and selling of its products, including otherwise potentially sizeable investments in inventories, accounts receivable and personnel. At the same time, the distributor offers to a broad range of customers the convenience of diverse inventory, flexible deliveries and a wide range of value-added services to help manage material procurement requirements. Manufacturers have historically viewed their distributors as essential extensions of their marketing organizations and by customers who recognize the value that distributors add to the total material procurement process.

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

     A second trend in the industry is the increasing percentage of distribution sales associated with value-added services. This trend is the result of original equipment manufacturers' ("OEMs") need to reduce their operating costs. By interacting with distributors through the use of in-plant stores, automated inventory replenishment systems utilizing traditional electronic data interchange ("EDI") or the emerging e-commerce technology and outsourcing of product assembly, among other actions, OEMs may reduce their total material acquisition cost. The distributor assumes a larger role in the management of the supply chain in these types of engagements.

     Electronics Manufacturing Services. The EMS industry has experienced rapid changes over the past several years as an increasing number of OEMs have chosen to outsource printed circuit board assemblies and display product integration and assembly to electronics manufacturing specialists such as Reptron Manufacturing Services and Reptron Display and System Integration. Factors driving OEMs to favor outsourcing to electronics manufacturing specialists include:

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

Strategy

     Reptron's principal business objective is to expand its presence as a leading electronics supply chain services company. In order to implement its objective, Reptron has formulated a strategy based upon the following key elements:

     . Continue to Leverage Complementary Businesses. Reptron operates as an electronics supply chain services company that provides value-added distribution of electronic components and targeted electronics manufacturing services. Reptron Distribution emphasizes its value-added services as a method to lower the customer's total material acquisition costs. Reptron Manufacturing Services provides turnkey manufacturing, including materials management, board assembly and post-production testing. Reptron Display and System Integration provides design engineering and systems integration of display solutions, including turnkey manufacturing and testing. These three business units, although operated independently, are complementary, enabling Reptron to provide customers with a wide range of products and value-added services, as well as a single source for product, material, logistics, engineering, assembly and test requirements.

     . Increase Sales from Value-Added Services. Reptron seeks to enhance sales by providing total customer solutions through its value-added services. Reptron has developed a comprehensive value-added service offering which includes inventory control programs (e.g., bonded, consigned, just-in-time), in-plant stores, automated inventory replenishment systems utilizing EDI and other e-commerce technology, custom supply chain logistics services, component programming, custom display solutions and electronics manufacturing. These value-added programs allow the OEMs to reduce their total acquisition costs for materials. An increasing percentage of industry sales are being generated from value-added engagements and management believes Reptron is well positioned to capitalize on this trend. In 2001, approximately 32% of Reptron Distribution sales were generated through value-added services.

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

     . Leverage Investments Made in its Manufacturing Facilities. Reptron has invested in facilities that will allow it to expand its business. Reptron believes its manufacturing facilities can accommodate approximately $300 million in annual contract manufacturing net sales based on the types of business currently transacted by Reptron Manufacturing Services. Reptron Manufacturing Services' 2001 combined sales totaled approximately $171 million. Consequently, Reptron believes there is adequate capacity to support future sales growth.

     . Expand Through Business Combinations and Internal Growth. Reptron seeks to expand its operations by further enhancing its supply chain services offerings. Further, Reptron believes that significant opportunities exist to expand its operations into geographic areas that it currently does not serve and to increase its presence in existing markets. This expansion of services and presence can be attained through business combinations, by opening new sales offices or by creating new business operations.

Certain Considerations

     Credit Agreement. Five lenders have made available to us a $75 million revolving credit facility (the "Credit Agreement") through January 8, 2004. Borrowings under the Credit Agreement are Collateralized by all inventory, accounts receivable, equipment and general intangibles. The Credit Agreement limits the amount of capital expenditures and prohibits the payment of dividends thereby restricting the distribution of retained earnings. Prior to the end of the fiscal year, we anticipated that at December 31, 2001 we would not be in compliance with the fixed charge coverage ratio covenant provided for in the Credit Agreement. Consequently, prior to year end, we and our lenders reached an agreement to amend the Credit Agreement to be effective as of December 31, 2001. The amendment was to provide for removal of the fixed charge coverage ratio covenant for only the period ending December 31, 2001 and was to add future quarterly earnings requirements. The amendment was signed on February 20, 2002 and by its terms was effective December 31, 2001. Amounts outstanding under the Credit Agreement as of December 31, 2001 were approximately $50.6 million. Management believes that we will not be in compliance with the earnings requirement contained in the Credit Agreement, as amended, for at least the first quarter of 2002. Management has historically been able to obtain waivers for non-compliance of Credit Agreement covenants and believes that we will receive the necessary waiver for the first quarter of 2002 and future additional waivers when and if needed. Over the last 12 months we have experienced declines in sales and profitability and, therefore, we cannot assure you that we will be able to comply with these financial covenants in the future or that we will receive waivers from our lenders for non-compliance with these covenants. If our lenders were to terminate the Credit Agreement, for any reason, the elimination of that source of liquidity would have a material adverse effect on our business and financial condition.

     6 3/4% Convertible Subordinated Notes. We currently have approximately $76.3 million of 6 3/4% Convertible Subordinated Notes Due on August 1, 2004 (the "Convertible Notes"). The holders of the Convertible Notes have the right to convert any portion of the principal amount of the outstanding Convertible Notes, at the date of conversion, into shares of our common stock at any time prior to the close of business on August 1, 2004, at a conversion rate of
35.0877 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to a conversion price of approximately $28.50 per share). There is no requirement that the holders of the Convertible Notes convert on or before August 1, 2004. To the extent that the Convertible Notes are not converted into our common stock on or before August 1, 2004, we will be required to repay the indebtedness or make other arrangements to refinance the indebtedness evidenced by the Convertible Notes. We cannot assure you that the Convertible Notes will be converted into our common stock, or that we will be able to repay or refinance the Convertible Notes upon their maturity. If we fail to repay or refinance the Convertible Notes on or before August 1, 2004, it will result in a default of the Convertible Notes, which would have a material adverse effect on our business and financial condition.

     The holders of the Convertible Notes have the right to make demand for payment under the following events:

     . failure to pay the principal or redemption price of the Convertible Notes when due, whether or not such payment is prohibited by the subordination provisions of the Indenture;

     . failure to pay any interest on the Convertible Notes when due, continuing for 30 days, whether or not such payment is prohibited by the subordination provisions of the Indenture;

     . default in our obligation to provide a notice of a "change in control" as provided in the Indenture;

     .    upon a "change of control" as provided in the Indenture;

     . failure to perform any other covenant of Reptron in the Indenture, continuing for 60 days after written notice as provided in the Indenture;

     . any indebtedness for money borrowed by us in an aggregate principal amount in excess of $5,000,000 is not paid at final maturity or upon acceleration thereof and such default in payment or acceleration is not cured or rescinded within 30 days after written notice as provided in the Indenture; and

     .    certain events of bankruptcy, insolvency or reorganization.

     Current adverse economic environment. During 2001, the United States economy declined into recession. Many companies in the electronics industry began experiencing significant contraction due to adverse market conditions, during 2001. We believe that these two conditions, among others, caused the most severe annual decline the industry has ever experienced. We have continued cost cutting measures, initiated in 2001, that were directed at addressing these market conditions. There can be no assurance, however, that these cost cutting measures will be effective or adequate to compensate for the significant reductions in our sales and earnings. If current economic conditions continue for an extended period of time, we believe that this will have a material adverse effect on our operating results and financial condition.

     Dependence upon Key Vendors. Many of the components distributed by Reptron Distribution are currently manufactured by a relatively small number of independent vendors. Four vendors collectively accounted for approximately 43% and 41% of Reptron Distribution's net sales in 2001 and 2000, respectively (26% and 25% of Reptron's total 2001 and 2000 net sales, respectively). Reptron does not have long-term distribution contracts with its vendors. These contracts are non-exclusive and typically are cancelable upon 30 to 90 days written notice. Additionally, our management believes that vendors are consolidating their distribution relationships. We believe that our future success will depend, in large part, on maintaining our existing vendor relationships. The loss of, or significant disruptions in the relationship with, one or more of Reptron's principal vendors could have a material adverse effect on Reptron's future operating results. See "Reptron Distribution - Vendors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Customer Concentration and Other Factors Affecting Operating Results. Reptron's business units have certain customers that account for a significant part of their respective net sales. Reptron Distribution's ten largest customers collectively represented 32% and 27% of its net sales in 2001 and in 2000 (19% and 16% of Reptron's total net sales in 2001 and 2000, respectively). Reptron Manufacturing Services' three largest customers accounted for approximately 17%, 10% and 6% of its net sales in 2001, respectively, and 16%, 9% and 8% of its net sales in 2000, respectively, (7%, 4% and 3% of Reptron's total net sales in 2001, respectively, and 6%, 4% and 3% of Reptron's total net sales in 2000, respectively). The loss of one or more of these major customers, or a reduction in their level of purchasing, could have a material adverse effect on Reptron's business, results of operations and financial condition. Reptron Manufacturing Services' operating results are affected by a number of factors, including fixed plant utilization, price competition, ability to keep pace with technological developments, the degree of automation that can be used in an assembly process, efficiencies that can be achieved by managing inventories and fixed assets, the timing of orders from major customers, the timing of capital expenditures in anticipation of increased sales, incurring substantial start-up costs on new assemblies, customer product delivery requirements and costs and shortages of components and labor. In addition, because of the limited number of Reptron Manufacturing Services' customers and the corresponding concentration of its accounts receivable, the insolvency or other inability or unwillingness of its customers to pay for manufacturing services could have a material adverse effect on Reptron's operating results. See - "Reptron Distribution - Marketing and Customers" and "Reptron Manufacturing Services - Marketing and Customers."

     The Volume and Timing of Customer Sales May Vary- Reptron Distribution. The results for Reptron Distribution may vary widely based upon customer demand and general economic conditions. Consistent with historical periods of economic downturn in the electronics industry (including the current economic downturn), in 2001 Reptron Distribution experienced a significant reduction in orders and increases in order cancellations and requests for delayed deliveries as well as increases in instances of customers being unable to pay for product. There can be no assurance that Reptron Distribution's contractual arrangements will adequately compensate it for the loss of sales due to these factors. Sustained economic downturn in the electronics industry will result in a material adverse effect on Reptron Distribution's operating results and financial condition.

     The Volume and Timing of Customer Sales May Vary - Reptron Manufacturing Services. The volume and timing of purchase orders placed by Reptron Manufacturing Services' customers are affected by a number of factors, including variation in demand for customers' products, customer attempts to manage inventory, changes in product design or specifications and changes in the customers' manufacturing strategies. Reptron Manufacturing Services typically does not obtain long-term purchase orders or commitments but instead works with its customers to develop nonbinding forecasts of future requirements. Based on such nonbinding forecasts, Reptron Manufacturing Services makes commitments regarding the level of business that it will seek and accept, the timing of production schedules and the levels and utilization of personnel and other resources. A variety of conditions, both specific to each individual customer and generally affecting each customer's industry, may cause customers to cancel, reduce or delay orders that were either previously made or anticipated. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty, except for payment for services rendered or product completed and, in certain circumstances, payment for materials purchased and charges associated with such cancellation, reduction or delay. Significant or numerous cancellations, reductions or delays in orders by customers, or any inability by customers to pay for services provided by us or to pay for components and materials purchased by us on such customers' behalf, could have a material adverse effect on our operating results.

     Competition; Effects on Gross Margin. We face substantial competition. We believe that many of our competitors have international operations and significantly greater manufacturing, financial, marketing and research and development resources and broader name recognition. Reptron Distribution faces competition from hundreds of electronic component distributors of various sizes, locations and market focuses (e.g., military, commercial, consumer) and competes principally on the basis of product selection, reputation and customer service. We believe that vendor representation and product diversity create segmentation among distributors. Reptron Distribution has several primary competitors that carry similar lines. Reptron Manufacturing Services and Reptron Display and System Integration compete in a highly fragmented market composed of a diverse group of EMS providers. Reptron believes that the key competitive factors in its markets are manufacturing flexibility, price, manufacturing quality, advanced manufacturing technology and reliable delivery. Additionally, Reptron Manufacturing Services faces the potential risk that its customers may elect to produce their products internally, thereby eliminating manufacturing opportunities for Reptron Manufacturing Services. There can be no assurance that Reptron will be able to continue to compete effectively with existing or potential competitors. In addition, we believe that gross margins in the businesses in which Reptron competes have experienced substantial fluctuation depending upon market forces. See " - Competition."

     Availability of Components. We rely on third-party suppliers for electronic components. We believe that component shortages may have a material adverse effect on Reptron's ability to service its customers. At various times, there have been shortages of components in the electronics industry and from time to time the supply of certain electronic components is subject to limited allocations. If shortages of components should occur, we expect that we may be forced to delay shipment or to purchase components at higher prices (that may not be able to be passed on to our customers), which may have a material adverse effect on customer demand, our ability to service customer needs or our gross margins. We believe that any of these events could have a material adverse effect on our operating results.

     Dependence Upon Key Personnel. The success of Reptron to date has been largely dependent upon the efforts and abilities of Reptron's key managerial and technical employees. The loss of the services of certain of these key employees or an inability to attract or retain qualified employees could have a material adverse effect on Reptron.

     Volatility of Component Pricing. Reptron Distribution sells a significant amount of commodity-type components that have historically experienced volatile pricing. These components include dynamic random access memory ("DRAM") and static random access memory ("SRAM") products. If market pricing for these components decreases significantly, Reptron may experience periods when its investment in component inventory exceeds the market price of such components. Such market conditions could have a negative impact on sales and gross profit margins. Most of the components sold through the Reptron Computer Products division are not supplied under distribution agreements and consequently, this inventory is not subject to those contractual protections afforded under standard distribution agreements. See "- Reptron Distribution - Vendors."

Reptron Distribution

     We were founded in 1973 in Detroit, Michigan as a distributor of electronic components. Reptron Distribution now operates from a network of sales offices, outside sales personnel and in-house telemarketing sales, which management believes collectively addresses most of the total available electronic components market in the United States as well as selected international markets.

     Products. Reptron Distribution represents over 30 vendor lines and distributes more than 45,000 separate items. The products that Reptron distributes can be broadly divided into three main groups: semiconductors, passive products and electromechanical components.

     Semiconductors accounted for approximately 83% and 68% of Reptron Distribution's net sales in 2001 and 2000, respectively. Reptron Distribution's product offering includes application specific integrated circuits ("ASICs"), flat panel displays, a variety of memory devices (i.e.., dynamic, static, programmable) and microprocessors and controllers produced by over 22 vendors. Reptron represents a number of leading semiconductor manufacturers, including Hitachi, Sharp, OKI and Samsung. Passive products and electromechanical components accounted for the remaining 17% and 32% of net sales of Reptron Distribution in 2001 and 2000, respectively. Among these components are capacitors, resistors, relays, power supplies and connectors manufactured by over 12 vendors, such as Astec, Vishay, Lambda and Seiko MPD. Reptron Distribution's largest four vendor lines collectively represented 43% and 41% of Reptron Distribution's net sales in 2001 and 2000, respectively (26% and 25% of Reptron's total net sales in 2001 and 2000, respectively). See "Certain Considerations-Dependence Upon Key Vendors."

     Reptron's Computer Product unit is devoted primarily to selling memory modules. This business unit employs a separate sales and support staff that focuses on a different market niche and customer base than is serviced by Reptron Distribution. This unit sells primarily to computer integrators, retail stores, internet retailing and value-added resellers. Sales are generally characterized by higher volumes, lower gross profit margins and lower selling, general and administrative expenses than other electronic component sales generated by Reptron Distribution. Sales from Reptron Computer Products accounted for 15% and 8% of Reptron Distribution's net sales in 2001 and 2000, respectively (9% and 5% of Reptron's total net sales in 2001 and 2000, respectively).

     Services. Reptron Distribution sells to over 7,000 customers representing diverse industries including: robotics, telecommunications, computers and computer peripherals, consumer electronics, healthcare, industrial controls and contract manufacturing. Services provided to these customers include component sales, inventory replenishment programs, in-plant stores, component programming, EDI, and other internet based communications. During 2001 and 2000, approximately 32% and 34%, respectively, of Reptron Distribution's net sales were generated through these value-added services. Reptron believes that an increasing percentage of Reptron Distribution's net sales will be generated through its value-added services as customers continue to search for ways to reduce costs. Reptron has invested significantly in information technology and support staff to help increase net sales from value-added services. For its vendors, Reptron Distribution has developed product promotion and customer identification programs that help vendors build recognition of individual products and target and market to specific types of customers.

     Vendors. In selecting vendors to represent, Reptron Distribution considers numerous factors, including product demand, availability and compatibility with existing product lines. Reptron Distribution has non-exclusive, geographically limited agreements with its franchised vendors for the sale of their products, which we believe is customary in the industry. Reptron Distribution's agreements with vendors do not restrict us from selling similar products manufactured by our vendors' competitors, and typically allow termination by either party upon 30 to 90 days notice.

     Reptron Distribution's franchised vendors generally protect Reptron against potential write-downs of inventories based upon vendors' price reductions or technological changes. Under the terms of most of Reptron Distribution's franchised distributor agreements, if we comply with certain conditions, the vendor is required, pursuant to price protection privileges, to credit us for decreases in inventory value resulting from reductions in the vendor's list prices of the items. In addition, under the stock rotation terms of Reptron Distribution's franchised distributor agreements, we have the right to return to the vendor for credit against current obligations or future orders a specified portion of those inventory items purchased within a designated period. A vendor that elects to terminate a distributor agreement is generally required to purchase from us the total amount of its products carried in our inventory, less a restocking charge. We believe that our distributor agreements are on terms and conditions consistent with industry standards. Reptron Distribution will, as well, purchase inventory from non-franchise vendors, which inventory is not subject to price protection and stock rotation privileges. Most of the components sold through the Computer Products division are not supplied under distribution agreements with our vendors, and consequently, this inventory is not subject to the price protection and stock rotation privileges.

     Marketing and Customers. Reptron Distribution has developed a focused sales strategy. Large key accounts are identified in each market and field sales personnel are assigned to serve these accounts directly. All other customers in each market are served by a corporate sales team which operates from our corporate headquarters. The corporate sales team also services customers in regions of the country where we do not have dedicated sales personnel.

     Reptron Distribution has approximately 7,000 customers located throughout the United States. Reptron Distribution's customers are in diverse industries, including robotics, telecommunications, computers and computer peripherals, consumer electronics, healthcare, industrial controls and contract manufacturing.

     Property and Offices. Reptron owned a 77,500 square-foot facility in Tampa, Florida, which houses centralized division support personnel, the corporate sales team, management staff and executive offices for Reptron Distribution. In December 2001, we sold this facility and currently sublease that portion of the building we occupy. During 2002, Reptron plans on moving into a 150,000 square foot facility that it owns, and which is located near its current 77,500 square-foot headquarters building. Reptron leases a 71,500 square foot distribution center in Reno, Nevada. Substantially all of Reptron Distribution's shipments originate from the Reno facility. Reptron leases 18 office suites serving as sales offices for Reptron Distribution. These offices average approximately 2,000 square feet in size and contain a small space for warehousing of inventory and sales materials. Lease terms on these facilities range from three to five years and expire at various dates through August 2004. One of these facilities, located in the Detroit area, is owned by our chief executive officer. The table below shows the metropolitan location of each sales office:

          Office
          ------

          Atlanta, Georgia
          Baltimore, Maryland
          Boston, Massachusetts
          Chicago, Illinois
          Cleveland, Ohio
          Dallas, Texas
          Detroit, Michigan
          Hauppauge (Long Island), New York
          Huntsville, Alabama
          Irvine, California
          Minneapolis, Minnesota
          Philadelphia, Pennsylvania
          Portland, Oregon
          Robinson Point, Singapore
          Salem, New Hampshire
          San Diego, California
          San Jose, California
          Tampa, Florida
          Toronto, Canada

Additionally, we have outside sales personnel serving customers in the following metropolitan locations:

          Austin, Texas
          Dayton, Ohio
          Ft. Lauderdale, Florida
          Guadalajara, Mexico
          Hartford, Connecticut
          Los Angeles, California
          Raleigh, North Carolina
          Rochester, New York
          Sacramento, California
          Seattle, Washington

Reptron Manufacturing Services

     We entered into the electronics manufacturing services business through an acquisition in 1986. Reptron Manufacturing Services' net sales have grown from approximately $83.0 million in 1995 to $171.4 million in 2001.

     Manufacturing Operations. Reptron Manufacturing Services provides turnkey manufacturing services, including the purchase of customer-specified components from its extensive network of component suppliers (including Reptron Distribution), assembly of components on printed circuit boards and performance of post-production testing. In addition, total box build assembly generated approximately 20% of Reptron Manufacturing Services' net sales in 2000 and 2001. Reptron Manufacturing Services attempts to perform as much of a given manufacturing process as is feasible and generally does not perform labor-only, consignment assembly functions unless management believes that such engagements may provide a direct route to turnkey contracts.

     Reptron Manufacturing Services provides design-for-manufacturability engineering services as well as surface mount technology ("SMT") conversion, pin through hole ("PTH") interconnection technologies and printed circuit board layout services for existing products. Reptron Manufacturing Services also provides test process design capabilities that include the design and development of test fixtures and procedures and software for both in-circuit tests and functional tests of circuit boards, components and products.

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

     Marketing and Customers. Reptron Manufacturing Services follows a well-defined marketing strategy, which includes the following key elements:

     . Target Customers Requiring Complex Printed Circuit Board Assemblies. Reptron Manufacturing Services focuses on complex assemblies in low-to-medium volumes for customers primarily in the telecommunications, healthcare, industrial/instrumentation, banking and office products industries. Reptron Manufacturing Services does not manufacture high volume printed circuit board assemblies for the personal computer, consumer products or automotive industries. Reptron Manufacturing Services targets customers requiring a high number of different circuit board assemblies, thereby seeking to minimize its exposure to any one product made for a specific customer. Reptron Manufacturing Services focuses on the low-to-medium volume batch business because of its reduced volatility. Reptron Manufacturing Services gains access to a significant number of these kinds of customers through its relationship with Reptron Distribution and the efforts of its direct sales force. Additionally, Reptron Manufacturing Services expands its market and customer development through its independent sales representatives.

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

     Our marketing cycle for customers meeting these criteria typically spans six-to-twelve months. Additionally, the start-up phase for an engagement may run an additional six months. Typically, during this phase, significant investments are made by Reptron Manufacturing Services and the customer to successfully launch a high number of different, complex circuit board assemblies. Reptron Manufacturing Services works closely with its customers in all phases of design, start-up and production, and through this cooperative effort develops a close working relationship with the customer. These relationships, and the investments made both in time and financial resources by the customer and Reptron Manufacturing Services, management believes, promotes long-term customer loyalty. Reptron Manufacturing Services utilizes a broad marketing approach which includes the Reptron Distribution sales force, manufacturers' sales representatives and a direct sales force.

     Reptron Manufacturing Services seeks to maintain diversity within its customer base and industries served. During 2001, Reptron Manufacturing Services' largest three customers represented 17%, 10% and 6%, respectively of Reptron Manufacturing Services' 2001 net sales (7%, 4% and 3%, respectively of total Reptron net sales). During 2000, Reptron Manufacturing Services' largest three customers represented 16%, 9% and 8%, respectively of Reptron Manufacturing Services' 2000 net sales (6%, 4% and 3%, respectively of total Reptron net sales). The following table sets forth the principal industries and the percentage of Reptron Manufacturing Services sales derived from various industries for 2001 and 2000.

                                                      2001               2000
                                                   ----------         ----------
Industry                                           % of Sales         % of Sales
--------------------------------------------------------------------------------
Medical                                                22%               24%
Semiconductor Equipment                                14%               24%
Industrial/Instrumentation                             18%               16%
Telecommunications                                     15%               14%
Banking                                                21%               13%
Other                                                  10%                9%

     Manufacturing Facilities. Reptron Manufacturing Services operates three plants. These manufacturing facilities are equipped with advanced SMT assembly equipment and PTH insertion equipment. The Gaylord, Michigan 80,000 square foot manufacturing facility is owned by us and was constructed in 1988. The Tampa, Florida 150,000 square foot manufacturing and warehouse facility is owned by us and was completed in the first quarter of 1997. Reptron Manufacturing Services leases six buildings in Hibbing, Minnesota, which total 127,000 square feet. These buildings are owned in part by four individuals on Reptron Manufacturing's senior management team. Reptron Manufacturing Services has a variety of automated and manual test equipment capable of performing in-circuit and functional testing, as well as a skilled staff of technicians who perform customer-specific or product-specific testing requirements.

     The Hibbing, Minnesota manufacturing plant accounted for approximately 38% of Reptron Manufacturing Services' 2001 net sales, with the Tampa, Florida plant totaling approximately 34% of 2001 net sales, and the Gaylord, Michigan manufacturing plant totaling approximately 28% of 2001 net sales.

     On October 27, 1999, Reptron completed its acquisition of Applied Instruments, of Fremont, California and re-branded the operations Reptron Display and System Integration in 2000. Founded in 1987, Reptron Display and System Integration provides display design engineering, video display solutions (both cathode ray tube and flat panel technology) and system integration of custom turnkey industrial computer based products, systems integration and turnkey manufacturing services to its OEM customers. Reptron Display and System Integration operates from a 40,000 square foot facility in Fremont, California, and has approximately 50 employees. The unit generated approximately $9.3 million and $18.3 million in net sales in 2001 and 2000, respectively.

Competition

     We face substantial competition. Many of our competitors in each division have international operations and significantly greater manufacturing, financial, marketing and research and development resources and broader name recognition than we do. Reptron Distribution faces competition from hundreds of electronic component distributors of various sizes, locations and market focuses (e.g. military, commercial, consumer) and competes principally on the basis of product selection and value-added customer service. Vendor representation and product diversity create segmentation among distributors. Reptron Distribution has several primary competitors that carry similar significant Asian semiconductor vendors, as well as competitors who manufacture electronic components domestically. Reptron Distribution attempts to differentiate itself from these competitors through its wide offering of value-added services, including electronics manufacturing services through Reptron Manufacturing Services and Reptron Display and System Integration.

     Reptron Manufacturing Services competes in a highly fragmented market composed of a diverse group of EMS providers. Reptron Manufacturing Services believes that the key competitive factors in its markets are manufacturing flexibility, price, manufacturing quality, advanced manufacturing technology and reliable delivery. Many EMS providers operate high-volume facilities and focus on target markets, such as the computer industry, that Reptron Manufacturing Services does not seek to serve. Reptron Manufacturing Services considers its key competitive advantages to include its expertise in low-to-medium volume, flexible batch processing, its provision of value-added services and its material management techniques. We believe that Reptron Manufacturing Services' expertise in flexible, batch processing differentiates it from its high-volume competitors because of the relative complexity of economically fulfilling a large number of batch contracts. We also believe that by focusing on low-to-medium volume production runs, by manufacturing products using Reptron Distribution's product line and by leveraging Reptron Distribution's sales force and customer base, Reptron Manufacturing Services competes effectively. See -"Certain Considerations--Competition; Effects on Gross Margin."

     Reptron Display and System Integration competes in a highly fragmented market composed of a diverse group of display integration and electronic component distributors that have strategic alliances with display integration companies. We believe that market reputation combined with a high degree of technical competency, has allowed Reptron Display and System Integration to compete effectively in the marketplace.

Management Information Systems

     We have made significant investments in computer hardware, software and management information system ("MIS") personnel. The Reptron Distribution, Reptron Manufacturing Services and Reptron Display and System Integration's MIS departments collectively employ approximately 40 individuals who are responsible for hardware upgrades, maintenance of current software and related databases and augmenting software packages with custom programming. We currently maintain an internet web page that provides a wide variety of information, as well as, links to vendors and customers. Our expanded use of web based technologies include enhanced e-mail and interactive use of the our intranet for data warehouse applications such as quality documentation, human resources documentation, MIS systems documentation and interactive corporate forms. We operate within Reptron Distribution and Reptron Manufacturing Services with UNIX-based software packages written in a fourth generation language.

     The UNIX-based software packages used by Reptron Distribution and Reptron Manufacturing Services may be operated on a variety of hardware platforms. Therefore, neither division is restricted to the use of computer hardware from any one supplier and do not have the constraints associated with proprietary hardware or software.

     Reptron Distribution operates an integrated distribution software package that has been greatly enhanced with custom programming. This system allows management to direct the entire Reptron Distribution operation by connecting all sales offices to the corporate headquarters.

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

Employees

     As of February 26, 2002, we employed 1,532 persons, of whom 321 were dedicated to Reptron Distribution, 1,139 were dedicated to Reptron Manufacturing Services, 51 were dedicated to Reptron Display and System Integration and 21 were corporate employees. Hourly employees at the manufacturing plant in Hibbing, Minnesota are covered under a collective bargaining agreement with the International Brotherhood of Electrical Workers. The current term of the collective bargaining agreement expires in September 2006.

Item 2. Properties

     We occupy a number of facilities located throughout the United States. Currently, we operate four manufacturing facilities, 18 sales offices, one main warehouse and a corporate headquarters facility.

     Owned facilities. We own a 150,000 square foot facility located in Tampa, Florida which the Tampa Reptron Manufacturing Services plant and administrative offices occupy. We also own a 80,000 square foot Reptron Manufacturing Services facility in Gaylord, Michigan.

     Leased facilities. During 2001, we sold our corporate headquarters facility located at 14401 McCormick Drive, Tampa, Florida and leased back 26,000 square feet. We are currently renovating a portion of our 150,000 square foot facility located in Tampa, Florida to accommodate our corporate personnel, management staff and executive offices for Reptron Distribution. The Tampa sales office and corporate sales operations for Reptron Distribution will also be located in these renovated offices. We lease 18 office suites serving as sales offices for Reptron Distribution. These offices average approximately 2,000 square feet in size and contain a small space for warehousing inventory and sales materials. Lease terms on these offices range from three to five years and expire at various dates through August 2004. Additionally, in November 2000 we entered into a lease for a warehouse facility in Reno, Nevada that is approximately 71,000 square feet for Reptron Distribution. The lease terms on the facility expire in December 2010. The warehouse and distribution operations were fully transferred to the Nevada facility in the first half of 2001.

     We also lease a total of 127,000 square feet of manufacturing and administrative offices for the Reptron Manufacturing Services operation in Hibbing, Minnesota. The lease on the buildings expires in December 2002.

     We also lease a total of 40,000 square feet of manufacturing and administrative offices for the Reptron Display and System Integration operation in Fremont, California. The lease on the buildings expires in July 2004.

Item 3. Legal Proceedings

     We are one of ninety-one defendants in a patent infringement action commenced in April 2000, in the United States District Court for the District of Arizona, by the Lemelson Medical, Education & Research Foundation, Limited Partnership ("Lemelson"). Lemelson alleges that we and the other co-defendants have infringed various patents that purportedly cover the use of "machine vision" and "bar code" scanning equipment. Lemelson has asserted similar claims against other companies in our industry, as well as against companies in other industries. We understand that Lemelson has entered into licenses with others, for the patents alleged to be infringed by us. If our defenses of the alleged claims prove unsuccessful, we cannot ensure that we will be offered a license of the Lemelson patents. Based on our understanding of the terms that Lemelson has made available to other licensees, if such a license is negotiated, we believe that obtaining a license from Lemelson under the same or similar terms would not have a material adverse effect on our results of operations or financial condition. However, if a license is effectuated, we cannot ensure that its terms, or the ultimate resolution of this matter, will not have a material adverse effect on our operating results or financial condition.

     We are, from time to time, involved in litigation relating to claims arising out of our operations in the ordinary course of business. We believe that none of these claims, which were outstanding as of December 31, 2001, should have a material adverse impact on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ending December 31, 2001.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

     Our common stock is traded on The NASDAQ National Market System under the symbol "REPT". The following table sets forth, for the periods indicated, the high and low close prices of our common stock as reported by the NASDAQ National Market System:

Fiscal 2000                               High      Low
-----------                              -------   ------

First Quarter                            $11.36    $ 7.63
Second Quarter                           $13.13    $ 9.00
Third Quarter                            $17.00    $11.69
Fourth Quarter                           $15.19    $ 5.59

Fiscal 2001                              High      Low
-----------                              -------   -------

First Quarter                            $ 11.75   $5.69
Second Quarter                           $  8.20   $4.02
Third Quarter                            $  6.70   $2.60
Fourth Quarter                           $  4.10   $2.41

Fiscal 2002                              High      Low
-----------                              -------   -------

First Quarter (through March 25, 2002)   $5.00     $3.00

     On March 25, 2002, the last sale price of our common stock, as reported by The NASDAQ National Market System was $3.26 per share.

     As of March 25, 2002, there were approximately 100 holders of record of our common stock and approximately 1,500 beneficial shareholders.

     We have never declared or paid dividends on our common stock. We do not intend, for the foreseeable future, to declare or pay any cash dividends and intend to retain earnings, if any, for the future operation and expansion of our business. Our current line of credit prohibits the payment of dividends.

Item 6. Selected Financial Data

     The following table summarizes selected financial data of Reptron and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                              Year Ended December 31,
                                                         --------------------------------------------------------------
                                                            1997         1998         1999         2000         2001
                                                         ----------   ----------   ----------   ----------   ----------
                                                                (In thousands except share and per share data)
Operating Statement Data:

Net sales - Electronic Component Distribution ........   $  187,267   $  156,507   $  198,132   $  345,906   $  227,259
Net sales - Electronic Manufacturing Services ........      116,644      146,282      161,085      230,553      171,388
                                                         ----------   ----------   ----------   ----------   ----------

       Total net sales ...............................   $  303,911   $  302,789   $  359,217   $  576,459   $  398,647
                                                         ==========   ==========   ==========   ==========   ==========

Gross profit - Electronic Component Distribution/1/      $   35,375   $   25,081   $   34,525   $   63,027   $   31,174
Gross profit - Electronic Manufacturing Services/2/          18,780       12,847       17,249       30,535       14,981
                                                         ----------   ----------   ----------   ----------   ----------

       Total gross profit ............................       54,155       37,928       51,774       93,562       46,155

Selling, general and administrative expenses .........       38,154       51,206       55,902       71,543       66,685
                                                         ----------   ----------   ----------   ----------   ----------
       Operating income (loss) .......................       16,001      (13,278)      (4,128)      22,019      (20,530)
Interest expense, net ................................        6,184        8,339        8,582       11,425       10,754
                                                         ----------   ----------   ----------   ----------   ----------
       Earnings (loss) before income taxes ...........        9,817      (21,617)     (12,710)      10,594      (31,284)
Income tax provision (benefit)/3/.....................        3,677       (8,470)      (4,703)       4,903       (9,460)
                                                         ----------   ----------   ----------   ----------   ----------
       Net earnings (loss) before extraordinary item          6,140      (13,147)      (8,007)       5,691      (21,824)
Extraordinary gain on extinguishment of debt, net                --           --       12,776           --           --
                                                         ----------   ----------   ----------   ----------   ----------
       Net earnings (loss) ...........................   $    6,140   $  (13,147)  $    4,769   $    5,691   $  (21,824)
                                                         ==========   ==========   ==========   ==========   ==========

Net earnings (loss) per common share - basic .........   $     1.01   $    (2.15)  $     0.78   $    0 .91   $    (3.42)
                                                         ==========   ==========   ==========   ==========   ==========
Weighted average Common Stock shares
    Outstanding - basic ..............................    6,077,084    6,118,023    6,151,563    6,252,938    6,389,474
                                                         ==========   ==========   ==========   ==========   ==========

Net earnings (loss) per common share - diluted .......   $     0.98   $    (2.15)  $     0.78   $     0.83   $    (3.42)
                                                         ==========   ==========   ==========   ==========   ==========
Weighted average Common Stock equivalent
    shares outstanding - diluted .....................    6,247,050    6,118,023    6,151,563    6,836,911    6,389,474
                                                         ==========   ==========   ==========   ==========   ==========

                                                                              December 31,
                                                         ----------------------------------------------------
                                                           1997       1998       1999       2000       2001
                                                         --------   --------   --------   --------   --------
Balance Sheet Data:
Working capital ......................... ............   $137,572   $101,829   $ 95,677   $146,708   $100,972
Total assets ............................ ............    222,514    210,083    215,853    294,606    199,395
Long-term obligations - including current
   portion .............................. ............    133,693    133,163    119,797    162,461    132,704
Shareholders' equity .................... ............     54,975     42,126     46,960     53,775     32,172

/(1)/ Net of inventory writedown of $10.0 million in the second quarter of 2001. /(2)/ Net of inventory writedown of $2.0 million in the second quarter of 2001. /(3)/ Net of deferred tax benefit reserve of $2.2 million recorded in 2001.

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

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of Reptron's net sales represented by each line item presented, except for Reptron Distribution and Electronic Manufacturing Services gross profit, which is presented as a percentage of net sales of the respective segments:

                                                             Year ended December 31,
                                                             -----------------------
                                                             1999     2000     2001
                                                             -----    -----    -----
Net sales - Electronic Component Distribution                 55.2%    60.0%    57.0%
Net sales - Electronic Manufacturing Services                 44.8     40.0     43.0
                                                             -----    -----    -----
       Total net sales ...................................   100.0%   100.0%   100.0%
                                                             =====    =====    =====

Gross profit - Electronic Component Distribution/1/           17.4%    18.2%    13.7%
                                                             =====    =====    =====
Gross profit - Electronic Manufacturing Services/2/           10.7%    13.2%     8.7%
                                                             =====    =====    =====

       Total gross profit ................................    14.4%    16.2%    11.6%
Selling, general and administrative expenses .............    15.5     12.4     16.7
                                                             -----    -----    -----
Operating income (loss) ..................................    (1.1)     3.8     (5.1)
Interest expense, net ....................................     2.4      2.0      2.7
                                                             -----    -----    -----
Earnings (loss) before income taxes ......................    (3.5)%    1.8%    (7.8)%
Income tax provision (benefit)/3/.........................    (1.3)     0.8     (2.4)
                                                             -----    -----    -----
Net earnings (loss) before extraordinary item ............    (2.2)%    1.0%    (5.4)%
Extraordinary gain on extinguishment of debt, net of tax       3.5%      --%      --
                                                             -----    -----    -----

       Net earnings (loss) ...............................     1.3%     1.0%    (5.4)%
                                                             =====    =====    =====

/(1)/ 18.1% excluding a $10.0 million inventory writedown in the second quarter of 2001.
/(2)/ 9.9% excluding a $2.0 million inventory writedown in the second quarter of
      2001.
/(3)/ (2.9)% excluding a $2.2 million deferred tax benefit reserve recorded in 2001.

2001 Compared to 2000

     Net Sales. Total net sales decreased $177.8 million, or 30.9%, from $576.5 million in 2000 to $398.6 million in 2001.

     ECD total net sales decreased $118.6 million, or 34.3%, from $345.9 million in 2000 to $227.3 million in 2001. Management believes that this decrease resulted primarily from a significant industry-wide slowdown in the sales volume and price reductions of electronic components in the United States. Sales of semiconductors, passive components and electromechanical components accounted for 83%, 7% and 10%, respectively, of 2001 ECD net sales compared to 67%, 24% and 9%, respectively, of 2000 ECD net sales. Sales generated from the top four ECD vendors accounted for approximately $102 million, or 43% of 2001 ECD net sales, as compared with approximately $147 million or 41% of 2000 ECD net sales.

     EMS net sales decreased $59.2 million, or 25.7%, from $230.6 million in 2000 to $171.4 million in 2001. This decrease is primarily attributable to decreased demand within the semiconductor equipment and telecommunications customer base of EMS. The three largest EMS customers accounted for approximately 17%, 10% and 6%, respectively, of 2001 EMS net sales (7%, 4% and 3%, respectively, of total Reptron 2001 net sales) as compared to 16%, 9% and 8%, respectively, of 2000 EMS net sales (6%, 4% and 3%, respectively, of total Reptron 2000 net sales).

     Gross Profit. Total gross profit decreased $47.4 million or 50.7%, from $93.6 million in 2000 to $46.2 million in 2001. During the second quarter of 2001, we recorded a non-cash inventory writedown charge of $12.0 million which is included in cost of sales. As a result of this charge, gross margin decreased from 14.6% to 11.6% in 2001 as compared to 16.2% in 2000. The remaining decrease in gross profit is primarily attributable to the overall decline in business as a result of general economic conditions.

     ECD gross profit decreased $31.9 million, or 50.5%, from $63.0 million in 2000 to $31.2 million in 2001. During the second quarter of 2001, the ECD segment recorded a non-cash inventory writedown charge of $10.0 million to reflect the rapid decline in market pricing for electronic components and as a result of distributor supplier lines terminated by Reptron. This charge is included in cost of sales and caused gross margin to decline from 18.1% to 13.7% in 2001. ECD gross margin was 18.2% in 2000. The decrease in gross profit dollars, excluding the effect of the inventory charge, is due to a decrease in sales experienced in 2001 as compared to 2000.

     EMS gross profit decreased $15.6 million, or 50.9%, from $30.5 million in 2000 to $15.0 million in 2001. During the second quarter of 2001, the EMS segment recorded a non-cash inventory writedown charge of $2.0 million as a result of excess components due to significant reductions in customer demands and decline in pricing of electronic components. This charge is included in cost of sales and caused gross margin to decline from 9.9% to 8.7% in 2001 as compared to 13.2% in 2000. The decrease in gross profit and gross margin from prior periods is primarily attributable to the under-absorption of fixed costs in the manufacturing process as a result of the significant reduction of sales orders in 2001 versus 2000.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $4.9 million, or 6.8%, from $71.5 million 2000 to $66.7 million ($67.8 million excluding a $1.1 million gain on the sale of assets in the fourth quarter of 2001) in 2001. These expenses, as a percentage of net sales, increased from 12.4% in 2000 to 16.7% in 2001. The remaining decrease in selling, general and administrative expenses is primarily attributable to cost cutting measures implemented in 2001. Our overall employee base declined from 2,142 in 2000 to 1,532 in 2001, a 28.5% reduction in workforce.

     Interest Expense. Net interest expense decreased $0.7 million, or 5.9%, from $11.4 million in 2000 to $10.8 million in 2001. This decrease in net interest expense is the result of the combination of an increase in average outstanding debt of $7.9 million from $141.1 million in 2000 to $149.0 million in 2001, and a decrease in average interest rates from 8.1% in 2000 to 7.2% in 2001.

2000 Compared to 1999

     Net Sales. Total net sales increased $217.3 million, or 60.5%, from $359.2 million in 1999 to $576.5 million in 2000.

     ECD total net sales increased $147.8 million, or 74.6%, from $198.1 million in 1999 to $345.9 million in 2000. This increase resulted primarily from improved market conditions for the sale of electronic components in the United States. Additionally, we made significant investments in personnel and infrastructure, which has aided in sales volume growth. Sales of semiconductors, passive components and electromechanical components accounted for 68%, 24% and 8%, respectively, of 2000 ECD net sales compared to 67%, 24% and 9%, respectively, of 1999 ECD net sales. Sales generated from the top four ECD vendors accounted for approximately $147 million, or 41% of 2000 ECD net sales, as compared with approximately $68.0 million or 34% of 1999 ECD net sales.

     EMS net sales increased $69.5 million, or 43.1%, from $161.1 million in 1999 to $230.6 million in 2000. After adjusting for net sales of Reptron Display and System Integration, acquired in October, 1999, 2000 net sales increased $53.5 million or 33.6% as compared with 1999 net sales. This increase was primarily attributable to increased demands from within the existing customer base of EMS. The three largest EMS customers accounted for approximately 16%, 9% and 8%, respectively, of 2000 EMS net sales (6%, 4% and 3%, respectively, of our total 2000 net sales) as compared to 11%, 8% and 7%, respectively, of 1999 EMS net sales (5%, 3% and 3%, respectively, of our total 1999 net sales). Sales from the Hibbing, Minnesota; Tampa, Florida; Gaylord, Michigan and Fremont, California manufacturing facilities accounted for approximately 37%, 32%, 23% and 8% respectively, of EMS 2000 net sales as compared with 26%, 30%, 43% and 1%, respectively, of EMS 1999 net sales.

     Gross Profit. Total gross profit increased $41.8 million or 80.7%, from $51.8 million in 1999 to $93.6 million in 2000. The gross margin increased from 14.4% in 1999 to 16.2% in 2000.

     ECD gross profit increased $28.5 million, or 82.6%, from $34.5 million in 1999 to $63.0 million in 2000. ECD gross margin increased from 17.4% in 1999 to 18.2% in 2000. This increase in gross margin was due primarily to improved selling and pricing practices and stronger electronic component market conditions experienced in 2000 as compared with market conditions in 1999.

     EMS gross profit increased $13.3 million, or 77.0%, from $17.2 million in 1999 to $30.5 million in 2000 and its gross margin increased from 10.7% in 1999 to 13.2% in 2000. This increase in gross margin was primarily attributable to the improvements in asset utilization and manufacturing processes. Additionally, the Fremont plant generated higher gross margins than the other EMS facilities in 2000.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $15.6 million, or 28.0%, from $55.9 million 1999 to $71.5 million in 2000. Selling, general and administrative expenses of Reptron Display and System Integration were approximately $3.7 million. After adjusting for the effects of Reptron Display and System Integration, the increase in selling, general and administrative expenses was primarily attributable to increased variable expenses associated with increased sales volumes. These expenses, as a percentage of net sales, decreased from 15.6% in 1999 to 12.4% in 2000.

     Interest Expense. Net interest expense increased $2.8 million, or 33.1%, from $8.6 million in 1999 to $11.4 million in 2000. This increase in net interest expense resulted primarily from an increase in average outstanding debt of $16.1 million from $126.5 million, during 1999 to $142.6 million during 2000. In addition, our overall average interest rate increased from 6.8% during 1999 to 8.0% during 2000.

Currency Fluctuation

     Reptron pays for its purchases from foreign sources, including Asian manufacturers, in United States dollars, which reduces the adverse effects of currency fluctuations. Reptron has not experienced substantial adverse effects from currency fluctuations to date.

Liquidity and Capital Resources

     Reptron primarily finances its operations through subordinated notes, bank credit lines, capital equipment leases, and short-term financing through supplier credit lines.

     Net cash used in or provided by operating activities has historically been provided by net income (loss) levels combined with fluctuations in inventory, accounts receivable and accounts payable. Operating activities for 2001 provided cash of approximately $30.7 million. This increase in cash flow resulted primarily from decreases in accounts receivables of $47.3 million and inventories of $37.1 million, excluding a non-cash inventory writedown of $12.0 million in the second quarter of 2001. These items were partially offset by decreases in accounts payable of $38.3 million and accrued expenses of $4.3 million. Days sales in accounts receivable were approximately 60 days at December 31, 2001 compared to 53 days at December 31, 2000. Annualized inventory turns for 2001 were 3.7 times compared to 4.5 times for 2000.

     Capital expenditures totaled approximately $4.4 million in 2001. These capital expenditures were primarily for the acquisition of manufacturing equipment. These purchases were funded by the working capital line of credit.

     Five lenders have made available to Reptron a $75 million revolving credit facility (the "Credit Agreement") through January 8, 2004. Borrowings under the Credit Agreement are collateralized by all inventory, accounts receivable, equipment and general intangibles. The Credit Agreement limits the amount of capital expenditures and prohibits the payment of dividends thereby restricting the distribution of retained earnings. The Credit Agreement provides for, upon notice to the lender, advancement of funds pursuant to either a Domestic Rate Loan (variable at the prime rate, 4.75% at December 31, 2001) or a Eurodollar Rate loan based on the London Interbank Offered Rate ("LIBOR") plus an indexed spread (4.8% at December 31, 2001). Upon notice to the lenders, advances may be converted from one type of loan to the other. As of December 31, 2001, we were able to borrow the full credit facility based on the borrowing advance formulas provided for in the Credit Agreement, as amended. Prior to the end of the fiscal year, we anticipated that at December 31, 2001 we would not be in compliance with the fixed charge coverage ratio covenant provided for in the Credit Agreement. Consequently, prior to year end, we and our lenders reached an agreement to amend the Credit Agreement to be effective as of December 31, 2001. The amendment was to provide for removal of the fixed charge coverage ratio covenant for only the period ending December 31, 2001 and was to add future quarterly earnings requirements. The amendment was signed on February 20, 2002 and by its terms was effective December 31, 2001. Amounts outstanding under the Credit Agreement as of December 31, 2001 were approximately $50.6 million. Management believes that we will not be in compliance with the earnings requirement contained in the Credit Agreement, as amended, for at least the first quarter of 2002. Management has historically been able to obtain waivers for non-compliance of Credit Agreement covenants and believes that we will receive the necessary waiver for the first quarter of 2002 and future additional waivers when and if needed. There can be no assurance that we will be able to comply with these financial covenants in the future or that we will receive waivers from our lenders for non-compliance with these covenants. The elimination of the liquidity provided by the Credit Agreement would have a material adverse effect on our business and financial condition.

     Management believes that available credit facilities will be sufficient to meet our capital expenditures and working capital needs of our operations as presently conducted. However, future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities and possible acquisitions. In particular, management is considering various alternatives related to the payment of approximately $76.3 million of our Convertible Notes, which will become due in August 2004. If the Convertible Notes are not converted into our common stock we will be required to repay the indebtedness or make other arrangements to refinance the Convertible Notes. If we fail to do so, it will result in a default of the Convertible Notes, which would have a material adverse effect on our business. While there can be no assurance that such financing will be available in amounts and on acceptable terms, management believes that such financing would likely be available on acceptable terms.

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

We have engaged a third party valuation consultant to assist in evaluating the impact of the adoption of these standards but have not yet determined the full effect of these recent accounting pronouncements on our financial position and results of operations. However, beginning January 1, 2002, we will no longer amortize the excess of cost over net assets acquired. This amortization expense was approximately $1.4 million in 2001.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

     While Reptron had no holdings of derivative financial or commodity instruments at December 31, 2001, we are exposed to financial market risks, including changes in interest rates. Approximately 60% of interest bearing borrowings have a fixed interest rate. However, borrowings under the working capital Credit Facility bears interest at a variable rate based on the prime rate or the LIBOR. Based on the average floating rate borrowings outstanding throughout 2001, a 90 basis point change in the interest rates would have caused Reptron's interest expense, net of the income tax effect, to change by approximately $675,000. Reptron believes that this amount is not significant to the 2001 results of operations.

Item 8. Financial Statements and Supplementary Data

     The financial statements required by this Item are contained in pages F-1 through F-21 of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Information required by this Item is incorporated by reference to the definitive proxy statement to be filed by Reptron for the Annual Meeting of Shareholders to be held June 24, 2002.

Item 11. Executive Compensation

     Information required by this Item is incorporated by reference to the definitive proxy statement to be filed by Reptron for the Annual Meeting of Shareholders to be held June 24, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information required by this Item is incorporated by reference to the definitive proxy statement to be filed by Reptron for the Annual Meeting of Shareholders to be held June 24, 2002.

Item 13. Certain Relationships and Related Transactions

     Information required by this Item is incorporated by reference to the definitive proxy statement to be filed by Reptron for the Annual Meeting of Shareholders to be held June 24, 2002.

                                     PART IV

Item 14. Exhibits, Financial Statements, Schedule, and Reports on Form 8-K

     (a) The following documents are filed as part of the report:

          1. and 2. The financial statements and schedule filed as part of this report are listed separately in the Index to Financial Statements and Schedules beginning on page F-1 of this report.

          3. For Exhibits see Item 14(c), below.

     (b) No reports on Form 8-K have been filed during the period ended December 31, 2001, by Reptron.

     (c) List of Exhibits:

Exhibit No.   Description
-----------   -----------
3.1           Articles of Incorporation (1)

3.1(a)        Articles of Amendment to the Articles of Incorporation (5)

3.2           Bylaws (1)

4.1           Specimen Certificate for the Common Stock of Registrant (1)

4.2           Form of Indenture (4)

4.3           Form of Convertible Subordinated Note (included in Exhibit 4.2)

4.4           See Items 10.8 to 10.13

10.1          Reptron Electronics, Inc. Employee Profit Sharing Plan (1)

10.2          Reptron Electronics, Inc. Amended and Restated Incentive Stock Option Plan (2)

10.3          Reptron Electronics, Inc. Non-Employee Director Stock Option Plan (2)

10.4          Reptron Electronics, Inc. 401(k) Retirement Savings Plan (3)

10.5          Employment Agreement between Michael L. Musto and Reptron Electronics, Inc., dated June 5, 1998 (7)

10.6          Employment Agreement between Paul Plante and Reptron Electronics, Inc., dated January 5, 1999
              (13)

10.7          Employment Agreement between Jack Killoren and Reptron Electronics, Inc., dated January 14, 1999
              (9)

10.8          Revolving Credit Facility and Security Agreement between PNC Bank, National Association and
              Reptron Electronics, Inc., dated January 8, 1999 (8)

10.9          Revolving Credit and Security Agreement First Amendment between PNC Bank, National Association and
              Reptron Electronics, Inc., dated November 10, 1999 (11)

10.10         Revolving Credit and Security Agreement Second Amendment between PNC Bank, National Association and Reptron, dated February 28, 2000 (11)

10.11         Revolving Credit and Security Agreement Third Amendment between PNC Bank, National Association and
              Reptron Electronics, Inc., dated May 5, 2000

10.12         Revolving Credit and Security Agreement Fourth Amendment between PNC Bank, National Association and Reptron Electronics, Inc., dated July 20, 2000 (13)

Exhibit No.   Description
-----------   -----------

10.13         Revolving Credit and Security Agreement Fifth Amendment between PNC Bank, National Association and
              Reptron Electronics, Inc., dated September 27, 2001 (14)

10.14         Revolving Credit and Security Agreement Sixth Amendment between PNC Bank, National Association and
              Reptron Electronics, Inc., dated December 31, 2001

10.15         Distributor Contract between the Electronic Components Division of Seiko Instruments U.S.A., Inc.
              and Reptron Electronics, Inc., dated February 11, 1998 (6)

10.16         Distributor Contract between Micro Printer Division of Seiko Instruments U.S.A., Inc. and Reptron
              Electronics, Inc., dated February 4, 1998 (6)

10.17         Distributor Agreement between Samsung Semiconductor, Inc. and Reptron Electronics, Inc., dated
              June 1, 1998 (8)

10.18         Distributor Agreement between Samsung Display Devices Inc. and Reptron Electronics, Inc., dated
              June 24, 1999 (10)

10.19         Commercial Mortgage Agreement between General Electric Capital Business Asset Funding Corporation
              and Reptron Electronics, Inc. dated February 29, 2000 (12)

23.1          Consent of Grant Thornton LLP

24.1          Power of Attorney (See Signature Page)

----------

(1) Filed with Reptron's Registration Statement on Form S-1, dated February 8, 1994 (File No. 33-75040).

(2) Filed with Reptron's Registration Statement on Form S-8, dated December 22, 1994 (File No. 33-87854)

(3) Filed with Reptron's Registration Statement on Form S-8, dated June 6, 1997 (File No. 333-28727)

(4) Filed with Reptron's Amendment No. 1 to Registration Statement on Form S-3, dated August 4, 1997 (File No. 333-31605)

(5)  Filed with Reptron's Form 10-Q for the quarter ended June 30, 1997

(6)  Filed with Reptron's Form 10-K for the year ended December 31, 1997

(7)  Filed with the Company's Form 10-Q for the quarter ended June 30, 1998

(8)  Filed with Reptron's Form 10-K for the year ended December 31, 1998

(9)  Filed with Reptron's Form 10-Q for the quarter ended March 31, 1999

(10) Filed with Reptron's Form 10-Q for the quarter ended September 30, 1999

(11) Filed with Reptron's Form 10-K for the year ended December 31, 1999

(12) Filed with Reptron's Form 10-Q for the quarter ended March 31, 2000

(13) Filed with Reptron's Form 10-K for the Year Ended December 31, 2000

(14) Filed with Reptron's Form 10-Q for the quarter ended September 30, 2001

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of Tampa, State of Florida, on March 30, 2002.


                                                   REPTRON ELECTRONICS, INC.


                                                   By: /s/ Michael L. Musto
                                                      ------------------------
                                                         Michael L. Musto,
                                                         Chief Executive Officer

                                Power of Attorney

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated. Each person whose signature appears below constitutes and appoints Paul J. Plante, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, may lawfully do or cause to be done by virtue hereof.

           SIGNATURES                              TITLE                            DATE
           ----------                              -----                            ----


/s/  Michael L. Musto                 Chief Executive Officer, and Director   March 30, 2002
-----------------------------------   (Principal Executive Officer)
Michael L. Musto


/s/  Paul J. Plante                   President, Chief Operating Officer,     March 30, 2002
-----------------------------------   Principal Accounting Officer and
Paul J. Plante                        Director


/s/  Leigh A. Lane                    Secretary and Director                  March 30, 2002
-----------------------------------
Leigh A. Lane


/s/  William L. Elson                 Director                                March 30, 2002
-----------------------------------
William L. Elson


/s/  John J. Mitcham                  Director                                March 30, 2002
-----------------------------------
John J. Mitcham


/s/  Vincent Addonisio                Director                                March 30, 2002
-----------------------------------
Vincent Addonisio


/s/  William U. Parfet                Director                                March 30, 2002
-----------------------------------
William U. Parfet

                            REPTRON ELECTRONICS, INC.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                               Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                                              F-2

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets as of December 31, 2000 and 2001                                                 F-3

   Consolidated Statements of Operations for the years ended
    December 31, 1999, 2000 and 2001                                                                            F-4

   Consolidated Statement of Shareholders' Equity for the years
    ended December 31, 1999, 2000 and 2001                                                                      F-5

   Consolidated Statements of Cash Flows for the years ended
   December 31, 1999, 2000 and 2001                                                                             F-6

   Notes to Consolidated Financial Statements                                                                   F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
   ON SCHEDULE                                                                                                 F-20

   Schedule II -- Valuation and Qualifying Accounts for
    the years ended December 31, 1999, 2000 and 2001                                                           F-21

               Report Of Independent Certified Public Accountants
               --------------------------------------------------

Board of Directors
Reptron Electronics, Inc.

We have audited the accompanying consolidated balance sheets of Reptron Electronics, Inc. and its wholly owned subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of Reptron's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reptron Electronics, Inc. and subsidiaries as of December 31, 2000 and 2001, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Tampa, Florida
February 1, 2002

                            REPTRON ELECTRONICS, INC.

                           CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)

                                                                 December 31,
                                                             -------------------
                                                               2000       2001
                                                             --------   --------
                                     ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                   $    188   $    197
 Accounts receivable - trade, net                             100,311     53,018
 Inventories, net                                             124,695     75,633
 Prepaid expenses and other                                     2,298      1,995
 Income taxes receivable                                           --      5,900
 Deferred tax benefit                                              62         --
                                                             --------   --------
      Total current assets                                    227,554    136,743

PROPERTY, PLANT AND EQUIPMENT - AT COST, NET                   33,051     27,133
EXCESS OF COST OVER NET ASSETS ACQUIRED(GOODWILL), NET         31,473     30,073
DEFERRED INCOME TAX                                                --      3,551
OTHER ASSETS                                                    2,528      1,895
                                                             --------   --------
                                                             $294,606   $199,395
                                                             ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable - trade                                    $ 65,199   $ 26,873
 Current portion of long-term obligations                       2,476      1,252
 Accrued expenses                                              11,941      7,646
 Income taxes payable                                           1,230         --
                                                             --------   --------
      Total current liabilities                                80,846     35,771

NOTE PAYABLE TO BANK                                           77,409     50,596
LONG-TERM OBLIGATIONS, less current portion                    82,576     80,856
COMMITMENTS AND CONTINGENCIES                                      --         --
SHAREHOLDERS' EQUITY
 Preferred Stock - authorized 15,000,000 shares
   of $.10 par value; no shares issued                             --         --
 Common Stock - authorized 50,000,000 shares
   of $.01 par value; issued and outstanding,
   6,359,257 and 6,397,196 shares, respectively                    64         64
 Additional paid-in capital                                    22,862     23,083
 Retained earnings                                             30,849      9,025
                                                             --------   --------
                                                               53,775     32,172
                                                             --------   --------
                                                             $294,606   $199,395
                                                             ========   ========

        The accompanying notes are an integral part of these statements.

                            REPTRON ELECTRONICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 (in thousands, except share and per share data)

                                                                            Year Ended December 31,
                                                                     -------------------------------------
                                                                        1999           2000         2001
                                                                     ----------    ----------   ----------
Net sales                                                            $  359,219    $  576,459   $  398,647
Cost of goods sold                                                      307,443       482,897      352,492
                                                                     ----------    ----------   ----------
        Gross profit                                                     51,774        93,562       46,155
Selling, general and administrative expenses                             55,902        71,543       66,685
                                                                     ----------    ----------   ----------
        Operating income (loss)                                          (4,128)       22,019      (20,530)
Interest expense, net                                                     8,582        11,425       10,754
                                                                     ----------    ----------   ----------
        Earnings (loss) before income taxes                             (12,710)       10,594      (31,284)
Income tax provision (benefit)                                           (4,703)        4,903       (9,460)
                                                                     ----------    ----------   ----------
        Net earnings (loss) before extraordinary item                    (8,007)        5,691      (21,824)
Extraordinary gain on extinguishment of debt, net of tax of $8,518       12,776            --           --
                                                                     ----------    ----------   ----------

        Net earnings (loss)                                          $    4,769    $    5,691   $  (21,824)
                                                                     ==========    ==========   ==========

Net earnings (loss) per common share - basic:
        Earnings (loss) before extraordinary item                    $    (1.30)   $      .91   $    (3.42)
        Extraordinary gain                                                 2.08            --           --
                                                                     ----------    ----------   ----------
        Net earnings (loss) per common share - basic                 $      .78    $      .91   $    (3.42)
                                                                     ==========    ==========   ==========

Weighted average Common Stock shares
 outstanding - basic                                                  6,151,563     6,252,938    6,389,474
                                                                     ==========    ==========   ==========

Net earnings (loss) per common share - diluted:
        Earnings (loss) before extraordinary item                    $    (1.30)   $      .83   $    (3.42)
        Extraordinary gain                                                 2.08            --           --
                                                                     ----------    ----------   ----------
        Net earnings (loss) per common share - diluted               $      .78    $      .83   $    (3.42)
                                                                     ==========    ==========   ==========

Weighted average Common Stock equivalent shares
 outstanding - diluted                                                6,151,563     6,836,911    6,389,474
                                                                     ==========    ==========   ==========

        The accompanying notes are an integral part of these statements.

                            REPTRON ELECTRONICS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                        (in thousands, except share data)

                                  Total              Additional
                                 Shares       Par      Paid-In    Retained    Shareholders'
                               Outstanding   Value     Capital    Earnings       Equity
                               -----------   -----   ----------   --------    -------------
Balance at January 1, 1999      6,147,119     $61      $21,676    $ 20,389       $ 42,126
Exercise of stock options          20,000       1           64          --             65
Net earnings                           --      --           --       4,769          4,769
                                ---------     ---      -------    --------       --------
Balance at December 31, 1999    6,167,119      62       21,740      25,158         46,960
Exercise of stock options         192,138       2        1,122          --          1,124
Net earnings                           --      --           --       5,691          5,691
                                ---------     ---      -------    --------       --------
Balance at December 31, 2000    6,359,257      64       22,862      30,849         53,775
Exercise of stock options          37,939      --          221          --            221
Net loss                               --      --           --     (21,824)       (21,824)
                                ---------     ---      -------    --------       --------
Balance at December 31, 2001    6,397,196     $64      $23,083    $  9,025       $ 32,172
                                =========     ===      =======    ========       ========

         The accompanying notes are an integral part of this statement.

                            REPTRON ELECTRONICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                           Year ended December 31,
                                                                       --------------------------------
                                                                         1999        2000        2001
                                                                       --------    --------    --------
Increase (decrease) in cash and cash equivalents

Cash flows from operating activities:
Net earnings (loss)                                                    $  4,769    $  5,691    $(21,824)
Adjustments to reconcile net earnings (loss) to
 net cash provided by (used in) operating activities:
  Depreciation and amortization                                          10,694      10,568      10,339
  Extraordinary gain                                                    (12,776)         --          --
  Gain on sale of assets                                                     --        (530)     (1,111)
  Deferred income taxes                                                  (6,219)       (582)     (3,489)
  Change in assets and liabilities (net of effect of acquisition):
   Accounts receivable - trade                                          (11,115)    (37,557)     47,293
   Inventories                                                           10,831     (42,142)     49,062
   Prepaid expenses and other current assets                              7,212        (180)        303
   Other assets                                                            (329)       (419)        (79)
   Accounts payable - trade                                              15,662      23,137     (38,326)
   Accrued expenses                                                      (3,657)      3,627      (4,295)
   Deferred revenue                                                         (70)         --          --
   Income taxes payable/receivable                                          966         784      (7,130)
                                                                       --------    --------    --------
      Net cash provided by (used in) operating activities                (5,694)    (37,603)     30,743

Cash flows from investing activities:
 Net cash paid for acquisitions                                          (8,075)         --          --
 Purchases of property, plant and equipment                              (3,921)     (8,339)     (4,448)
 Proceeds from the sale of property, plant and equipment                    101       2,234       3,250
                                                                       --------    --------    --------
       Net cash used in investing activities                            (11,895)     (6,105)     (1,198)

Cash flows from financing activities:
 Net proceeds (payments) on note payable to bank                         37,413      39,996     (26,813)
 Proceeds from long-term obligations                                         48       6,015          --
 Payments on long-term obligations                                      (29,894)     (3,347)     (2,944)
 Proceeds from exercise of stock options                                     65       1,124         221
                                                                       --------    --------    --------
       Net cash provided by (used in) financing activities                7,632      43,788     (29,536)

Net increase (decrease) in cash and cash equivalents                     (9,957)         80           9

Cash and cash equivalents at beginning of period                         10,065         108         188
                                                                       --------    --------    --------
Cash and cash equivalents at end of period                             $    108    $    188    $    197
                                                                       ========    ========    ========

        The accompanying notes are an integral part of these statements.

                            REPTRON ELECTRONICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001

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

5.   Excess of Cost Over Net Assets Acquired (Goodwill)
     --------------------------------------------------

The excess of cost over net assets acquired is amortized over a twenty or thirty year period, as applicable, using the straight-line method. Excess of cost over net assets acquired was approximately $35,029,000 less accumulated amortization which totaled approximately $3,556,000 and $4,956,000 at December 31, 2000 and 2001, respectively.

6.   Impairment of Assets
     --------------------

Reptron's policy is to periodically review and evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. An impairment loss is recognized to the extent that the sum of discounted estimated future cash flows (using the Company's incremental borrowing rate over a period of less than 30 years) that is expected to result from the use of the asset is less than the carrying value. There have been no impairment losses in 1999, 2000 or 2001.

                            REPTRON ELECTRONICS, INC.

                        December 31, 1999, 2000 and 2001

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

10.  Stock Based Compensation
     ------------------------

Reptron presents the disclosure provisions of SFAS No. 123 "Accounting for Stock Based Compensation" as it relates to stock options granted to employees. As permitted by SFAS No. 123, Reptron applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in measuring compensation for stock options issued.

11.  Revenue Recognition
     -------------------

Revenues are recognized upon shipment of product, at which time title to goods has transferred to the buyer. The Company performs periodic credit evaluations of its customers' financial condition and does not require collateral on its accounts receivable. Credit losses are provided for in the financial statements and consistently have been within management's expectations. Accounts receivable are presented net of an allowance for doubtful accounts of $1,574,000 and $1,000,000 in 2000 and 2001, respectively. The Company incurred $514,000, $1,222,000, and $1,562,000 of bad debt expense during 1999, 2000, and 2001, respectively.

12.  Recent Accounting Pronouncements
     --------------------------------

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

                            REPTRON ELECTRONICS, INC.

                        December 31, 1999, 2000 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

The Company has engaged a third party valuation consultant to assist in evaluating the impact of the adoption of these standards and has not yet determined the full effect of adoption on its financial position and results of operations. However, beginning January 1, 2002, the Company will no longer amortize the excess of cost over net assets acquired. This amortization expense was approximately $1.4 million in 2001.

13.  Reclassifications
     -----------------

Certain reclassifications have been made to conform to the 2001 presentation.

NOTE B - STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information (in thousands):

                                                     Year Ended December 31
                                                --------------------------------
                                                 1999         2000        2001
                                                ------      -------      -------
Cash paid during the year for:
  Interest                                      $9,207      $11,098      $11,131
  Income taxes                                  $1,090      $ 4,662      $ 1,178

Reptron incurred approximately $264,000, and $2,000,000 of obligations under capital leases for the acquisition of equipment during 1999 and 2000, respectively. No capital lease obligations were incurred in 2001.

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

NOTE C - INVENTORIES

Inventories consist of the following (in thousands):
                                                               December 31,
                                                          ----------------------
                                                            2000          2001
                                                          --------      --------
Electronic Component Distribution:
    Inventories                                           $ 87,284      $44,509
Electronic Manufacturing Services:
    Work in process                                         13,101        9,326
    Raw materials                                           27,082       24,632
Less reserve for excess and obsolete inventory              (2,772)      (2,834)
                                                          --------      -------
                                                          $124,695      $75,633
                                                          ========      =======

During 2001, the Company recorded a $12 million charge to writedown inventories to the lower of cost or market. This writedown was necessitated by a significant decline in component pricing, excess components due to significant reductions in EMS customer demands, and vendor line terminations.

                            REPTRON ELECTRONICS, INC.

                        December 31, 1999, 2000 and 2001

NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                                              December 31,
                                                          ---------------------
                                                            2000         2001
                                                          --------     --------

Land and buildings                                        $ 14,873     $ 12,022
Furniture, fixtures and equipment                           50,915       51,842
Leasehold improvements                                       3,351        4,338
                                                          --------     --------
                                                            69,139       68,202
    Less accumulated depreciation and amortization         (36,088)     (41,069)
                                                          --------     --------
                                                          $ 33,051     $ 27,133
                                                          ========     ========

NOTE E - NOTE PAYABLE TO BANK

Reptron is party to an amended and restated revolving credit agreement ("Credit Agreement") dated January 8, 1999. Five lenders have made available to the Company a $75 million revolving credit facility through January 8, 2004. Borrowings under the Credit Agreement are collateralized by all inventory, accounts receivable, equipment and general intangibles. The Credit Agreement limits the amount of capital expenditures and prohibits the payment of dividends thereby restricting the distribution of retained earnings. The Credit Agreement provides for, upon notice to the lender, advancement of funds pursuant to either a Domestic Rate Loan (variable at the prime rate, 4.75% at December 31, 2001) or a Eurodollar Rate loan based on the LIBOR rate plus an indexed spread (4.8% at December 31, 2001). Upon notice to the lenders, advances may be converted from one type of loan to the other. Prior to the end of the fiscal year, the Company anticipated that at December 31, 2001 it would not be in compliance with the fixed charge coverage ratio covenant provided for in the Credit Agreement. Consequently, prior to year end, the Company and its lenders reached an agreement to amend the Credit Agreement to be effective as of December 31, 2001. The amendment was to provide for removal of the fixed charge coverage ratio covenant for only the period ending December 31, 2001 and was to add quarterly earnings requirements. The amendment was signed on February 20, 2002 and by its terms was effective December 31, 2001. Amounts outstanding under the Credit Agreement as of December 31, 2001 were approximately $50.6 million. Management believes that the Company will not be in compliance with the earnings requirement contained in the Credit Agreement, as amended, for at least the first quarter of 2002. Management has historically been able to obtain waivers for non-compliance of Credit Agreement covenants and believes that it will receive the necessary waiver for the first quarter of 2002 and future additional waivers when and if needed. Accordingly, the note payable has been classified as a non-current obligation. There can be no assurance that the Company will be in compliance with, or be able to obtain waivers of non-compliance with the revised covenants for 2002.

NOTE F - LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31 (in thousands):

                                                                       2000      2001
                                                                     -------   -------
Convertible subordinated notes, due August, 2004, with semi-annual
 interest installments at a rate of 6.75%                            $76,315   $76,315

Notes payable collateralized by the Tampa manufacturing facility, due in monthly principal and interest installments of $39.6,
 through March, 2015, at an interest rate of 8.6%                      3,887     3,740

Capitalized lease obligations
 for equipment, due in monthly principal and interest
 payments through 2003                                                 3,688     1,731

Others                                                                 1,162       322
                                                                     -------   -------

                                                                      85,052    82,108
Less current maturities                                                2,476     1,252
                                                                     -------   -------
                                                                     $82,576   $80,856
                                                                     =======   =======

                            REPTRON ELECTRONICS, INC.

                        December 31, 1999, 2000 and 2001

NOTE F - LONG-TERM OBLIGATIONS - Continued

The $76.3 million 6 3/4% Convertible Subordinated Notes (the "Notes") outstanding as of December 31, 2000 and 2001 pay interest semi-annually on February 1 and August 1. At the option of the holder, the Notes are convertible into shares of Reptron Common Stock at a rate of 35.0877 shares per $1,000 of principal. If the Notes are not converted into Reptron Common Stock the Company will be required to repay the indebtedness or make other arrangements to refinance the Notes. If the Company fails to do so, it will result in a default of the Notes, which would have a material adverse effect on the Company.

At December 31, 2001, aggregate maturities of long-term obligations are as follows (in thousands):

         Year ending December 31,
         ------------------------
                  2002                                  $ 1,252
                  2003                                      977
                  2004                                   76,531
                  2005                                      236
                  2006                                      254
                  Thereafter                              2,858
                                                        -------
                                                        $82,108
                                                        =======

At December 31, 2001, the net book value of equipment under capital leases is approximately $1,968,000. The related capital lease obligations are included with long-term obligations.

Interest payable was $2,714,000 and $2,337,000 at December 31, 2000 and 2001, respectively. Interest payable consists primarily of accrued interest on the convertible subordinated notes due 2004 which have interest payment dates of February 1 and August 1. Accrued interest on these notes was $2,159,000 at December 31, 2000 and 2001.

NOTE G - INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 1999, 2000 and 2001, respectively, is as follows (in thousands):

                                                   December 31,
                                      ----------------------------------------
                                       1999            2000              2001
                                      ------          ------           -------

Current                               $1,303          $5,485           $(5,971)
Deferred                               2,512            (582)           (3,489)
                                      ------          ------           -------
                                      $3,815          $4,903           $(9,460)
                                      ======          ======           =======

Reptron's effective tax rate differs from the statutory U. S. federal income tax rate as a result of the following:

                                                         Year Ended December 31,
                                                         -----------------------
                                                         1999      2000     2001
                                                         ----      ----    -----

Statutory federal tax rate                               34.0%     34.0%   34.0%
State income taxes of approximately 7.6%, 8.5% and 7.4%
 in 1999, 2000, and 2001, net of federal tax benefit      5.0       5.6     5.0
Meals and entertainment                                   2.6       2.9    (0.6)
Non-deductible goodwill                                   3.3       2.7    (0.9)
Other                                                    (0.5)      1.1    (0.3)
Deferred tax valuation allowance                          0.0       0.0    (7.0)
                                                         ----      ----    ----
Effective tax rate                                       44.4%     46.3%   30.2%
                                                         ====      ====    ====

                            REPTRON ELECTRONICS, INC.

                         December 31, 1999, 2000 and 2001

NOTE G - INCOME TAXES - Continued

Deferred income tax assets and liabilities resulting from differences between accounting for financial statement purposes and tax purposes pursuant to SFAS No. 109, are summarized as follows (in thousands):

                                                              December 31
                                                            ----------------
                                                             2000      2001
                                                            ------   -------
  Deferred tax assets
    Net operating loss carryforward                         $   58   $ 3,579
    AMT and other tax credit carryforward                       --     1,647
    Inventory reserves                                       1,109     1,454
    Accrued expenses                                           180        98
    Accrued vacation                                           198       116
    Allowance for bad debts                                    629       400
    Other                                                       67       141
                                                            ------   -------
                                                             2,241     7,435
                                                            ------   -------

  Deferred tax liabilities
    Depreciation                                             1,952     1,369
    Excess of cost over net assets acquired                    213       304
    Other                                                       14        11
                                                            ------   -------
                                                             2,179     1,684
                                                            ------   -------
  Net deferred tax asset (liability)                            62     5,751
  Less:  valuation allowance                                    --    (2,200)
                                                            ------   -------
                                                            $   62   $ 3,551
                                                            ======   =======

Reptron has net operating loss carryforwards of approximately $7.7 million for Federal and $28.5 million for state income tax purposes, which expire in the years 2018 through 2021. Realization of the tax loss and credit carryforwards is contingent upon future taxable earnings in the appropriate jurisdictions. Valuation allowances have been recorded in 2001 for deferred tax assets which may not be realized. Each carryforward item is reviewed for expected utilization, using a "more likely than not" approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (federal or state), the relevant history for the particular item, the applicable expiration dates, and identified actions under the control of the Company in realizing the associated carryforward benefits. The Company assesses the available positive and negative evidence surrounding the recoverability of the deferred tax assets and applies its judgement in estimating the amount of valuation allowance necessary under the circumstances. The Company continues to assess and evaluate strategies that will enable the carryforward, or a greater portion thereof, to be utilized, and will reduce the valuation allowance appropriately for each item at such time when it is determined that the "more likely than not" criterion is satisfied.

NOTE H - COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------

Reptron has operating leases for facilities and certain machinery and equipment which expire at various dates through 2006. Certain leases provide for payment by Reptron of any increases in property taxes and insurance over a base amount and others provide for payment of all property taxes and insurance by Reptron. See Note L for lease with related parties.

                            REPTRON ELECTRONICS, INC.

                        December 31, 1999, 2000 and 2001

NOTE H - COMMITMENTS AND CONTINGENCIES - Continued

Future minimum payments, by year and in the aggregate, under noncancellable operating leases consist of the following at December 31, 2001 (in thousands):

Year ending December 31,
------------------------
         2002                                                        $2,646
         2003                                                         2,030
         2004                                                         1,436
         2005                                                           913
         2006                                                           505
         Thereafter                                                   1,224

Total rent expense for the years ended December 31, 1999, 2000 and 2001 was approximately, $1,737,000, $1,878,000, and $3,021,000, respectively.

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

Reptron is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. Reptron believes that none of these claims, which were outstanding as of December 31, 2001, should have a material adverse impact on its financial condition or results of operations.

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

                            REPTRON ELECTRONICS, INC.

                        December 31, 1999, 2000 and 2001

NOTE J - EMPLOYEE BENEFITS

Stock Option Plans
------------------

Reptron's Incentive Stock Option Plan (the "ISO Plan") was adopted in November, 1993 to provide for the grant to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code. A total of 2,000,000 shares of Common Stock has been reserved for issuance under the ISO Plan. In May 2001, Reptron's shareholders approved the establishment of the Reptron 2002 Incentive Stock Option Plan (the "2002 Plan"). The 2002 Plan has essentially the same terms and conditions and is administered identically to the ISO Plan. A total of 1,000,000 shares of Common Stock has been reserved for issuance under the 2002 Plan. Reptron also offers a Director's Stock Option Plan (the "DSO Plan") that has a total of 450,000 shares of Common Stock reserved for issuance under this plan. Both the ISO Plan and DSO Plan is intended to provide incentives to directors, officers, and other key employees and to enhance Reptron's ability to attract and retain qualified employees. Stock options are granted for the purchase of Common Stock at a price not less than the fair market value on the date of grant.

The following table summarizes the activity in Common Stock subject to options for the three years ended December 31, 2001:

                                                    Range       Weighted      Weighted
                                                     of          Average      Average
                                                  Exercise      Exercise     Remaining
                                     Shares        Price          Price    Contractual Life
                                    ---------   -------------   --------   ----------------
                                                                             (In Years)
Outstanding at December 31, 1998    1,142,339   $4.38 -  9.13     $5.95          8.6
    Granted                           174,750   $2.94 -  6.00     $3.56
    Exercised                         (20,000)  $        3.19     $3.19
    Forfeited                        (101,876)  $3.55 -  6.00     $5.83
                                    ---------

Outstanding at December 31, 1999    1,195,213   $2.94 -  9.13     $5.65          7.8
    Granted                           228,257   $8.00 - 15.97     $8.36
    Exercised                        (192,138)  $3.10 - 11.10     $5.85
    Forfeited                         (78,708)  $3.55 - 11.59     $6.48
                                    ---------

Outstanding at December 31, 2000    1,152,624   $2.94 - 15.97     $6.14          7.4
    Granted                           429,249   $4.30 - 10.84     $7.84
    Exercised                         (37,939)  $5.85 - 11.13     $5.82
    Forfeited                        (118,503)  $3.19 - 10.56     $6.16
                                    ---------

Outstanding at December 31, 2001    1,425,431   $2.94 - 15.97     $6.63          7.0
                                    =========

The following table summarizes information about Common Stock options outstanding at December 31, 2001:

                      Options Outstanding                       Options Exercisable
-----------------------------------------------------------   ----------------------
                                   Weighted        Weighted                 Weighted
                    Number          Average         Average     Number      Average
   Range of       Outstanding      Remaining       Exercise   Exercisable   Exercise
Exercise Prices   at 12/31/01   Contractual Life     Price    at 12/31/01     Price
---------------   -----------   ----------------   --------   -----------   --------
                                    (In Years)
 $2.94 -  3.66        99,313           7.4          $ 3.29       71,691      $ 3.25
 $4.23 -  5.89        44,450           4.9          $ 5.04       32,201      $ 5.00
 $6.00 -  6.00       761,668           6.0          $ 6.00      639,591      $ 6.00
 $6.09 -  8.56       452,000           8.8          $ 7.85       27,907      $ 8.01
 $8.57 - 15.97        68,000           8.0          $11.43       28,626      $11.33
                   ---------                                    -------
                   1,425,431           7.0          $ 6.63      800,016      $ 5.98
                   =========                                    =======

                            REPTRON ELECTRONICS, INC.

                        December 31, 1999, 2000 and 2001

NOTE J - EMPLOYEE BENEFITS - Continued

At December 31, 1999 and 2000, exercisable shares totaled 459,305 and 559,055 at weighted average exercise prices of $5.72 and $5.88, respectively.

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

Reptron has adopted the disclosure provisions of SFAS No. 123, as it relates to employee awards. APB No. 25 is applied in accounting for Reptron's plans. Accordingly, no compensation expense is recognized related to the stock based compensation plans. The pro forma net earnings (loss) and net earnings (loss) per common share, if Reptron had elected to account for its plans consistent with the methodology prescribed by SFAS No. 123, are as follows:

                                                   1999        2000         2001
                                                  ------      ------      --------
                                                (in thousands except per share data)
                                                  ---------------------------------
Net earnings (loss):
As reported                                       $4,769      $5,691      $(21,824)
Pro forma                                         $3,879      $4,929      $(22,655)

Net earnings (loss) per common share - basic:
As reported                                       $ 0.78      $ 0.91      $  (3.42)
Pro forma                                         $ 0.63      $ 0.79      $  (3.55)

Net earnings (loss) per common share - diluted:
As reported                                       $ 0.78      $ 0.83      $  (3.42)
Pro forma                                         $ 0.63      $ 0.72      $  (3.55)

The fair value of each option grant is estimated on the date of grant using the Binomial options pricing model with the following weighted average assumptions used for grants in 1999, 2000 and 2001, respectively, no dividend yields for all years; expected volatility of 53.7%, 54.1% and 50.0%; risk free interest rates of approximately 5.7%, 5.0% and 5.0%; and expected lives of 3.8, 3.9 and 4.0 years. The weighted average fair value of options granted in 1999, 2000 and 2001 are $1.63, $3.59 and $3.39, respectively.

401(k) Plans
------------

In 1993, Reptron established a deferred compensation plan (the "Plan") under section 401(a) of the Code. Substantially all of the officers and employees of Reptron are eligible to participate in the Plan. Employees are eligible to participate in the Plan after ninety days of service and after attaining age 18. At its discretion, Reptron may make matching contributions to the Plan. Employees are always vested in their contributions and are fully vested in the employer contributions after five years of service. Reptron contributed approximately $109,000, $242,000 and $260,000 to the Plan in 1999, 2000 and
2001, respectively.

Hibbing Electronics Corporation's ("Hibbing") employees are eligible to participate in Hibbing's voluntary retirement savings plan upon completion of six months of qualified service. Employee contributions up to 4% of wages, as defined, are partially matched by the Company. Reptron contributed approximately $59,000 during 1999.

Applied employees are eligible to participate in Applied's voluntary retirement savings plan upon completion of six months of qualified service. There were no employer contributions for 1999.

                            REPTRON ELECTRONICS, INC.

                        December 31, 1999, 2000 and 2001

NOTE J - EMPLOYEE BENEFITS - Continued

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

NOTE K - ACQUISITIONS

On October 27, 1999 Reptron completed the acquisition of Applied Instruments ("Applied"). At closing, the assets were recorded at approximately $9.4 million, consisting of the sum of a cash payment of $7.5 million, acquisition costs, and among the assumption of stated liabilities, $1.4 million of bank debt. Reptron allocated approximately $6.4 million of the purchase price to goodwill. Reptron allocated approximately $4.0 million of the purchase to tangible assets. In addition, Reptron assumed certain building and equipment lease obligations. Management has determined that the goodwill associated with this transaction will be amortized over a 20 year life. The results of operations of Applied Instruments have been reflected in Reptron's results of operations beginning immediately subsequent to the acquisition date of October 27, 1999. Under the terms of the purchase agreement and based on the results of operations during the fiscal year 2000, the sellers earned an additional $2,247,000. This additional consideration was added to goodwill as of December 31, 2000. No additional payment was earned in fiscal year 2001. Additional purchase consideration may be earned during 2002 based upon Applied Instruments performance. The remaining installment cannot exceed $3.5 million.

NOTE L - RELATED PARTY TRANSACTIONS

A director of Reptron serves as its general counsel and received approximately $200,000, $174,000 and $190,000 for services rendered during 1999, 2000 and
2001, respectively.

Reptron leases one of its distribution sales offices (Detroit, Michigan) from the CEO of Reptron. The building includes office and warehouse space and totals approximately 10,000 square feet. Rent expenses on this facility totaled $72,000 in 1999, 2000 and 2001, which management believes to be comparable to the rent that would be paid to an unrelated party. The lease expires in November 2003. Reptron also leases a total of 127,000 square feet of manufacturing and administrative offices for the Hibbing, Minnesota manufacturing operation. These properties are owned, in part, by four individuals on the senior management team of that facility. Rent expense on these properties totaled $478,000, $514,000, and $484,000 for the years ended December 31, 1999, 2000, and 2001, respectively, which management believes to be comparable to the rent that would be paid to an unrelated party.

During 1999, Reptron's CEO beneficially acquired a portion of Reptron's convertible subordinated 6.75% notes with a face value of $8.0 million. Interest on these notes was approximately $359,000 in 1999 and approximately $540,000 in 2000 and 2001. Also in 1999, Reptron's President and COO beneficially acquired a portion of Reptron's convertible subordinated 6.75% notes with a face value of $117,000. Interest on these notes was approximately $3,000 in 1999 and approximately $8,000 in 2000 and 2001.

The Company occasionally leases an airplane from a company controlled by Reptron's CEO. The lease is based on a per hour use charge. Payments for the use of the airplane were $12,000, $33,000 and $68,000 during 1999, 2000, and 2001, respectively.

NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2001, the carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term maturities of these items.

The fair market value of Reptron's convertible subordinated 6.75% notes is $41,973,000, based on the average of the bid and ask prices of the notes on December 31, 2001. The carrying amounts of all other current and long-term portions of notes payable, and long-term obligations approximate fair market value since the interest rates on most of these instruments change with market interest rates.

                            REPTRON ELECTRONICS, INC.

                        December 31, 1999, 2000 and 2001

NOTE N - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net earnings
(loss) per common share:

                                                     1999         2000         2001
                                                  ----------   ----------   -----------
Numerator:
     Net earnings (loss) (in thousands)           $    4,769   $    5,691   $   (21,824)
                                                  ==========   ==========   ===========

Denominator:
     For basic earnings (loss) per share -
        Weighted average shares                    6,151,563    6,252,938     6,389,474
     Effect of dilutive securities:
        Employee stock options                            --      583,973            --
                                                  ----------   ----------   -----------

     For diluted earnings (loss) per share         6,153,563    6,836,911     6,389,474
                                                  ==========   ==========   ===========

Net earnings (loss) per common share - basic      $      .78   $      .91   $     (3.42)
                                                  ==========   ==========   ===========
Net earnings (loss) per common share - diluted    $      .78   $      .83   $     (3.42)
                                                  ==========   ==========   ===========

In 1999 and 2001 all options have been excluded from the computation of diluted earnings per share because the options' exercise price exceeded the average market price of the common stock, therefore, the effect on earnings per share would be anti-dilutive.

The convertible notes (See Note F) were not included in the computation of diluted earnings per share for all years due to the conversion price of $28.50 exceeding the average market price of the common stock and, therefore, the effect would be anti-dilutive.

                            REPTRON ELECTRONICS, INC.

                        December 31, 1999, 2000 and 2001

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

The following table shows net sales, operating income, identifiable assets, depreciation and amortization expense and capital expenditures as of and for the years ended 1999, 2000 and 2001.

                                                         Year Ended December 31,
                                                  ------------------------------------
                                                    1999         2000           2001
                                                  --------   --------------   --------
                                                             (in thousands)
                                                  ------------------------------------
Net sales
   Unaffiliated customers
    Electronic Component Distribution             $198,132      $345,906      $227,259
    Electronic Manufacturing Services              161,085       230,553       171,388
                                                  --------      --------      --------
                                                   359,217       576,459       398,647
   Intersegment sales                                6,779         8,718        10,007
                                                  --------      --------      --------
                                                  $365,996      $585,177      $408,654
                                                  ========      ========      ========

Operating income (loss)
    Electronic Component Distribution             $ (3,884)     $ 14,929      $(14,570)
    Electronic Manufacturing Services                 (244)        7,090        (5,960)
                                                  --------      --------      --------
                                                  $ (4,128)     $ 22,019      $(20,530)
                                                  ========      ========      ========

Identifiable assets
    Electronic Component Distribution             $ 55,587      $152,341      $ 73,806
    Electronic Manufacturing Services              154,874       140,539       113,965
                                                  --------      --------      --------
                                                   210,461       292,880       187,771
    Corporate                                        5,392         1,726        11,624
                                                  --------      --------      --------
                                                  $215,853      $294,606      $199,395
                                                  ========      ========      ========

Capital expenditures (including capital leases)
    Electronic Component Distribution             $  1,222      $  1,282      $  1,850
    Electronic Manufacturing Services                2,898         8,882         2,513
                                                  --------      --------      --------
                                                     4,120        10,164         4,363
    Corporate                                           65           175            85
                                                  --------      --------      --------
                                                  $  4,185      $ 10,339      $  4,448
                                                  ========      ========      ========

Depreciation and amortization
    Electronic Component Distribution             $  1,825      $  1,933      $  1,782
    Electronic Manufacturing Services                8,086         7,916         7,761
                                                  --------      --------      --------
                                                     9,911         9,849         9,543
    Corporate                                          783           719           796
                                                  --------      --------      --------
                                                  $ 10,691      $ 10,568      $ 10,339
                                                  ========      ========      ========

Net interest expense is not reflected in the industry segment information, presented above, as it is not taken into consideration in management's analysis of segment performance.

                            REPTRON ELECTRONICS, INC.

                        December 31, 1999, 2000 and 2001

NOTE P - SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the quarterly periods of 2000 and 2001, (in thousands except per share data):

                                                      Three Months Ended
                                          ------------------------------------------------

               2001                       March 31   June 30    September 30   December 31
               ----                       --------   --------   ------------   -----------

Net sales                                 $134,230   $ 99,327     $ 84,913      $ 80,177
Gross profit                                21,627      2,264       12,038        10,226
Operating income                             2,878    (16,322)      (3,228)       (3,858)
Net earnings                                  (270)   (11,852)      (3,674)       (6,028)
Net earnings per common share - basic     $  (0.04)  $  (1.85)    $  (0.57)     $  (0.94)
Net earnings per common share - diluted   $  (0.04)  $  (1.85)    $  (0.57)     $  (0.94)

               2000
               ----

Net sales                                 $122,993   $140,880     $152,653      $159,933
Gross profit                                19,699     23,683       25,040        25,140
Operating income                             3,125      5,316        6,591         6,987
Net earnings                                   388      1,382        1,893         2,028
Net earnings per common share - basic     $   0.06   $   0.22     $   0.30      $   0.33
Net earnings per common share - diluted   $   0.06   $   0.20     $   0.27      $   0.30

         Report Of Independent Certified Public Accountants On Schedule
         --------------------------------------------------------------

Board of Directors
Reptron Electronics, Inc.

In connection with our audit of the consolidated financial statements of Reptron Electronics, Inc., referred to in our report dated February 1, 2002, which is included in this Annual Report on SEC Form 10-K for the year ended December 31, 2001, we have also audited Schedule II for each of the three years in the period then ended. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP

Tampa, Florida
February 1, 2002

                                                                     SCHEDULE II

                            REPTRON ELECTRONICS, INC.

                        Valuation and Qualifying Accounts
              For the Years Ended December 31, 1999, 2000, and 2001
                                 (in thousands)

                Column A                     Column B     Column C      Column D     Column E
                --------                    ----------   ----------   ------------   --------
                                            Balance at   Charged to     Accounts     Balance
                                            Beginning    Costs and    Written Off,    at End
               Description                   of Year      Expenses        Net        of Year
               -----------                  ----------   ----------   ------------   --------
Allowance for Doubtful Accounts
Year Ended December 31, 1999                  $  483       $   514       $  (388)     $  609
Year Ended December 31, 2000                  $  609       $ 1,222       $  (257)     $1,574
Year Ended December 31, 2001                  $1,574       $ 1,562       $(2,136)     $1,000

Deferred Tax Asset Valuation Allowance
Year Ended December 31, 1999                  $   --       $    --       $    --      $   --
Year Ended December 31, 2000                  $   --       $    --       $    --      $   --
Year Ended December 31, 2001                  $   --       $ 2,200       $    --      $2,200

Reserve for Excess and Obsolete Inventory
Year Ended December 31, 1999                  $1,948       $    --       $   318      $1,630
Year Ended December 31, 2000                  $1,630       $ 2,337       $ 1,195      $2,772
Year Ended December 31, 2001                  $2,772       $14,397       $14,335      $2,834

                                 Exhibit Index
                                 -------------

Exhibit No.       Description
-----------       -----------

10.11 Revolving Credit and Security Agreement Third Amendment between PNC Bank, National Association and Reptron Electronics, Inc., dated May 5, 2000

10.14 Revolving Credit and Security Agreement Sixth Amendment between PNC Bank, National Association and Reptron Electronics, Inc., dated December 31, 2001

23.1              Consent of Grant Thornton LLP