Form 10-Q
period 2002-03-31
REPTRON ELECTRONICS INC
filed 2002-05-15
CIK 918765

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

     (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 0 - 23426
                       ---------

                            REPTRON ELECTRONICS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

            Florida                                      38-2081116
---------------------------------         --------------------------------------
   State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization

 14401 McCormick Drive, Tampa, Florida                                 33626
--------------------------------------------                         ----------
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

                                   Yes  X   No
                                       ---

6,417,196 shares of common stock issued and outstanding as of May 14, 2002.
                                                              ------------

                            REPTRON ELECTRONICS, INC.


                                      INDEX

                                                                                                 Page
PART I.   FINANCIAL INFORMATION                                                                 Number
                                                                                                ------
          Item 1.  Financial Statements

                   Consolidated Statements of Operations -- Three months ended
                   March 31, 2002 and March 31, 2001                                               3

                   Consolidated Balance Sheets -- March 31, 2002 and December 31, 2001             4

                   Consolidated Statement of Shareholders' Equity -- Three months ended
                   March 31, 2002 and year ended December 31, 2001                                 5

                   Consolidated Statements of Cash Flows -- Three months ended
                   March 31, 2002 and March 31, 2001                                               6

                   Notes to Consolidated Financial Statements -- March 31, 2002                    7

          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                      10

          Item 3.  Quantitative and Qualitative Disclosures about Market Risk                     12

PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                                               13


Signatures                                                                                        14

PART I.  FINANCIAL INFORMATION
 Item 1.  Financial Statements

                            REPTRON ELECTRONICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                                            Three months ended
                                                                                 March 31,
                                                                                (Unaudited)
                                                                       -----------------------------
                                                                          2002               2001
                                                                       -----------       -----------
Net sales                                                              $    83,115       $   134,230
Cost of goods sold                                                          73,270           112,603
                                                                       -----------       -----------
           Gross profit                                                      9,845            21,627

Selling, general and administrative expenses                                14,251            18,749
                                                                       -----------       -----------
           Operating income                                                 (4,406)            2,878

Interest expense, net                                                        2,132             3,067
                                                                       -----------       -----------
          Earnings (loss) before income taxes                               (6,538)             (189)

Income tax provision                                                             -                81
                                                                       -----------       -----------

           Net earnings (loss)                                         $    (6,538)      $      (270)
                                                                       ===========       ===========

           Net earnings (loss) per common share - basic                $     (1.02)      $     (0.04)
                                                                       ===========       ===========


Weighted average common shares outstanding - basic                       6,413,640         6,371,903
                                                                       ===========       ===========

            Net earnings (loss) per common share - diluted             $     (1.02)      $     (0.04)
                                                                       ===========       ===========

Weighted average common stock equivalent
   shares outstanding - diluted                                          6,413,640         6,371,903
                                                                       ===========       ===========

    The accompanying notes are an integral part of these financial statements

                            REPTRON ELECTRONICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                     ASSETS

                                                            (Unaudited)
                                                             March 31,  December 31,
                                                               2002         2001
                                                              ------       ------
CURRENT ASSETS
  Cash and cash equivalents                                  $    141     $    197
  Accounts receivable - trade, net                             52,909       53,018
  Inventories, net                                             72,423       75,633
  Prepaid expenses and other current assets                     1,747        1,995
  Income taxes receivable                                       6,930        5,900
                                                             --------     --------
      Total current assets                                    134,150      136,743

PROPERTY, PLANT & EQUIPMENT - AT COST, NET                     25,508       27,133
EXCESS OF COST OVER NET ASSETS ACQUIRED (GOODWILL), NET        30,073       30,073
DEFERRED INCOME TAX                                             2,374        3,551
OTHER ASSETS                                                    1,784        1,895
                                                             --------     --------
TOTAL ASSETS                                                 $193,889     $199,395
                                                             ========     ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                   $ 32,062     $ 26,873
  Current portion of long-term obligations                      1,252        1,252
  Accrued expenses                                              6,572        7,646
                                                             --------     --------
      Total current liabilities                                39,886       35,771

NOTE PAYABLE TO BANK                                           47,847       50,596
LONG-TERM OBLIGATIONS, less current portion                    80,459       80,856
SHAREHOLDERS' EQUITY
  Preferred Stock - authorized 15,000,000 shares
   of $.10 par value; no shares issued                              -            -
   Common Stock - authorized 50,000,000 shares
   of $.01 par value; issued and outstanding,
   6,417,196 and 6,397,196 shares, respectively                    64           64
  Additional paid-in capital                                   23,146       23,083
  Retained earnings                                             2,487        9,025
                                                             --------     --------
TOTAL SHAREHOLDERS' EQUITY                                     25,697       32,172
                                                             --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $193,889     $199,395
                                                             ========     ========

    The accompanying notes are an integral part of these financial statements

                            REPTRON ELECTRONICS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (In thousands, except share data)

                                                      Common Stock           Additional                           Total
                                                    ----------------
                                                  Shares          Par          Paid-In         Retained         Shareholders'
                                                Outstanding      Value         Capital         Earnings            Equity
                                                -----------      -----        ---------        --------        ---------------
Balance at December 31, 2000                   6,359,257       $      64       $  22,862       $  30,849        $  53,775

Exercise of stock options                         37,939               -             221               -              221
Net loss                                               -               -               -         (21,824)         (21,824)
                                               ---------       ---------       ---------       ---------        ---------
Balance at December 31, 2001                   6,397,196              64          23,083           9,025           32,172

Exercise of stock options (Unaudited)             20,000               -              63               -               63
Net loss (Unaudited)                                   -               -               -          (6,538)          (6,538)
                                               ---------       ---------       ---------       ---------        ---------
Balance at March 31, 2002 (Unaudited)          6,417,196       $      64       $  23,146       $   2,487        $  25,697
                                               =========       =========       =========       =========        =========

     The accompanying notes are an integral part of this financial statement

                            REPTRON ELECTRONICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                      Three months ended
                                                                           March 31,
                                                                         (Unaudited)
                                                                    ---------------------
                                                                      2002         2001
                                                                    --------     --------
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
 Net loss                                                           $ (6,538)    $   (270)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                        2,023        2,623
  Deferred income taxes                                                    -         (170)
  Change in assets and liabilities:
    Accounts receivable - trade                                          109       14,894
    Inventories                                                        3,210        4,946
    Prepaid expenses and other current assets                            248          334
    Other assets                                                         (64)        (480)
    Accounts payable - trade                                           5,189      (12,388)
    Accrued expenses                                                  (1,074)      (2,294)
    Income taxes receivable                                              147       (1,014)
                                                                    --------     --------
      Net cash provided by operating activities                        3,250        6,181

Cash flows from investing activities:
 Purchases of property, plant and equipment                             (223)      (1,875)
                                                                    --------     --------
      Net cash used in investing activities                             (223)      (1,875)
                                                                    --------     --------

Cash flows from financing activities:
 Net payments on notes payable to bank                                (2,749)      (5,972)
 Payments on long-term obligations                                      (397)        (804)
 Proceeds from exercise of stock options                                  63           99
                                                                    --------     --------
      Net cash used in financing activities                           (3,083)      (6,677)
                                                                    --------     --------

      Net decrease in cash and cash equivalents                          (56)      (2,371)
Cash and cash equivalents at beginning of period                         197        3,049
                                                                    --------     --------
Cash and cash equivalents at end of period                          $    141     $    678
                                                                    ========     ========

Supplemental cash flow information:
 Interest paid                                                      $  3,433     $  4,500
                                                                    ========     ========

 Income taxes paid                                                  $     22     $  1,265
                                                                    ========     ========

    The accompanying notes are an integral part of these financial statements

                            REPTRON ELECTRONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

NOTE A -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and March 31, 2001 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the 2001 Form 10-K which was filed in March 2002.

NOTE B -- RECENT ACCOUNTING PRONOUNCEMENTS

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

A third party valuation consultant was engaged to provide recommendations of the value of Reptron's reporting units to assist in evaluating the impact of the adoption of SFAS 142. Based primarily on a draft report dated May 13, 2002 from the valuation consultant, as of January 1, 2002, there appears to be no impairment of the net goodwill associated with acquisitions the Company made in prior periods. However, as required by SFAS 142, beginning January 1, 2002, amortization of the excess of cost over net assets acquired (goodwill) ceased. This amortization expense was approximately $0.35 million in the first quarter of 2001.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe that adoption of this pronouncement will have a material effect on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. The provisions of the statement were adopted by the Company as of January 1, 2002. The adoption of this pronouncement did not have a significant impact on Reptron's financial position or results of operations.

                            REPTRON ELECTRONICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 31, 2002
                                   (Unaudited)

NOTE C --  INVENTORIES

Inventories consist of the following (in thousands):

                                                      March 31, December 31,
                                                        2002        2001
                                                     ---------   ---------

Electronic Component Distribution:
  Inventories                                         $39,669     $43,110

Electronic Manufacturing Services:
  Work in process                                      10,280       9,326
  Raw Materials                                        22,474      23,197
                                                      -------     -------

                                                      $72,423     $75,633
                                                      =======     =======

NOTE D--  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

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

The following table shows net sales and gross profit by industry segments for the three months ended March 31, 2002 and March 31, 2001.

                                                           Three months ended
                                                                March 31,
                                                             (in thousands)
                                                           ------------------

                                                            2002        2001
                                                           ------      ------
         Net Sales
          Electronic Component Distribution               $ 47,337   $ 78,348
          Electronic Manufacturing Services                 35,778     55,882
                                                          --------   --------
                                                          $ 83,115   $134,230
                                                          ========   ========

         Gross Profit
          Electronic Component Distribution               $  7,305   $ 14,442
          Electronic Manufacturing Services                  2,540      7,185
                                                          --------   --------
                                                          $  9,845   $ 21,627
                                                          ========   ========

                            REPTRON ELECTRONICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 31, 2002
                                   (Unaudited)

NOTE E -- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share:

                                                                                                       Three months ended
                                                                                                           March 31,
                                                                                                        (in thousands)
                                                                                                  --------------------------

                                                                                                    2002                   2001
                                                                                                    ------                 -----
Numerator:
   Net earnings (loss) (in thousands)                                                            $    (6,538)           $      (270)
                                                                                                 ===========            ===========

Denominator:
   For basic earnings (loss) per share - Weighted average shares                                   6,413,640              6,371,903

   Effect of dilutive securities:
       Employee stock options                                                                              -                      -
                                                                                                 -----------            -----------

    For diluted earnings (loss) per share                                                          6,413,640              6,371,903
                                                                                                 ===========            ===========

Net earnings (loss) per common share - basic                                                     $     (1.02)           $     (0.04)
                                                                                                 ===========            ===========

Net earnings (loss) per common share - diluted                                                   $     (1.02)           $     (0.04)
                                                                                                 ===========            ===========

All potential dilutive securities were excluded from the weighted average shares calculation for the quarters ending March 31, 2002 and 2001 as they were anti-dilutive.

NOTE F -- NOTE PAYABLE TO BANK

At March 31, 2002, Reptron was not in compliance with the earnings covenant contained in the Company's credit agreement with its lenders. The Company has requested a waiver for non-compliance with this covenant. Management has historically been able to obtain waivers for non-compliance of covenants under the credit agreement and believes that it will receive the necessary waiver for the first quarter of 2002 and for any future periods when and if necessary. Accordingly, the note payable has been classified as a non-current obligation. There can be no assurance that the Company will be in compliance with, or be able to obtain waivers of non-compliance with the covenants in the future.

NOTE G - INCOME TAXES

During the three month period ended March 31, 2002, the Company incurred losses before income taxes of $6.5 million. As a result, Reptron recognized a deferred tax asset and an offsetting valuation allowance of $2.6 million, resulting in no income tax benefit. Realization of the tax loss carryforwards are contingent upon future taxable earnings in the appropriate jurisdiction. Each carryforward item is reviewed for expected utilization, using a "more likely than not" approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (federal or state), the relevant history for the particular item, the applicable expiration dates, and identified actions under the Company's control in realizing the associated carryforward benefits. The Company assesses the available positive and negative evidence surrounding the recoverability of the deferred tax assets and applies judgment in estimating the amount of valuation allowance necessary under the circumstances. Management continues to assess and evaluate strategies that will enable the carryforward, or a greater portion thereof, to be utilized, and will reduce the valuation allowance appropriately for each item at such time when it is determined that the "more likely than not" criterion is satisfied. During March 2002, the Company reduced its deferred tax asset associated with AMT credit carryforwards by approximately $1.2 million to reflect a change in enacted tax law which allows us to recover those taxes currently.

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

RESULTS OF OPERATIONS
---------------------

         Net Sales. Total first quarter net sales decreased $51.1 million, or 38.1% from $134.2 million in the first quarter of 2001 to $83.1 million in the first quarter of 2002.

         Electronic Component Distribution ("ECD") 2002 first quarter net sales decreased $31.0 million, or 39.6% from $78.3 million for the first quarter of 2001 as compared to $47.3 million in the first quarter of 2002. Management believes that this decrease resulted from a significant industry-wide slowdown in the sales volume and price reductions of electronic components experienced in the United States during 2001 and continuing into the first quarter of 2002. Sales of semiconductors, passive components and electromechanical components accounted for 86.0%, 5.6% and 8.4%, respectively, of ECD 2002 first quarter net sales, and 80.1%, 11.1% and 8.8%, respectively, of ECD 2001 first quarter net sales. ECD sales generated from the top four suppliers accounted for approximately $16.0 million, or 33.9% of the ECD 2002 first quarter net sales, as compared with approximately $36.0 million or 45.0% of ECD 2001 first quarter net sales.

         Electronic Manufacturing Services ("EMS") net sales decreased $20.1 million, or 36.0%, from $55.9 million in the first quarter of 2001 to $35.8 million in the first quarter of 2002. This decrease is primarily attributable to decreased demand within the semiconductor equipment and telecommunications customer based of EMS. EMS transacted business with approximately 50 customers in the first quarter of 2002. The largest three customers represented approximately 17.5%, 9.1% and 6.2%, respectively, of first quarter 2002 net sales (7.5%, 3.9% and 2.7%, respectively of total Company first quarter 2002 net sales) as compared to 14.5%, 10.1%, and 7.0%, respectively, of first quarter 2001 net sales (6.0%, 4.2% and 2.9% respectively, of total Company first quarter 2001 net sales). Sales by industry segment for the first quarter of 2002 were: semiconductor equipment 2.9%; medical equipment 21.1%; industrial/instrumentation 17.9%; telecommunications 19.2%; banking 14.7%; government 7.5%; and all other 16.7%.

         Gross Profit. Total 2002 first quarter gross profit decreased $11.8 million, or 54.5%, from $21.6 million in the first quarter of 2001 to $9.8 million in the first quarter of 2002. The gross profit percentage of the Company was 11.9% in the first quarter of 2002 and 16.1% in the first quarter of 2001.

         ECD gross profit decreased $7.1 million, or 49.4%, from $14.4 million in the first quarter of 2001 to $7.3 million in the first quarter of 2002. The gross margin was 15.4% in the first quarter of 2002 and 18.4% in the first quarter of 2001. ECD gross profit margin declined primarily because a higher percentage of the total ECD sales were generated from the sale of memory modules which typically have a lower gross profit margin than sales from other electronic components. Sales of memory modules increased as a percentage of total ECD net sales from 11.7% in the first quarter of 2001 to 31.9% in the first quarter of 2002.

         EMS gross profit decreased $4.6 million, or 64.6%, from $7.2 million in the first quarter of 2001 to $2.5 million in the first quarter of 2002. Gross margin was 7.1% in the first quarter of 2002 and 12.9% in the first quarter of 2001. The decrease in gross profit dollars and gross profit margin from prior periods is primarily attributable to the under-absorption of fixed costs as a result of a significant reduction in sales in the first quarter of 2002 as compared to the first quarter of 2001.

         Selling, General, and Administrative Expenses. Selling, general and administrative ("SG&A") expenses decreased $4.5 million, or 24.0%, from $18.8 million in the first quarter of 2001 to $14.3 million in the first quarter of 2002. These expenses, as a percentage of net sales, increased from 14.0% in the first quarter of 2001 to 17.2% in the first quarter of 2002 which is primarily attributable to the fixed nature of many of these costs. The decrease in SG&A expense measured in dollars is primarily attributable to cost cutting measures implemented during 2001. The employee base declined by 540 employees from 2,095 in the first quarter of 2001 to 1,555 in the first quarter of 2002 which represents a 25.8% reduction in overall workforce, resulting in a corresponding reduction in selling, general & administrative expenses.

         Interest Expense. Net interest expense decreased $0.9 million, or 30.5%, from $3.1 million in the first quarter of 2001 to $2.1 million in the first quarter of 2002. This decrease in net interest expense is the result of the combination of a decrease in average outstanding debt of $29.4 million from $160.5 million in the first quarter of 2001 to $131.1 million in the first quarter of 2002, and a decrease in average interest rates from 7.6% in the first quarter of 2001 to 6.5% in the first quarter of 2002.

         Income Taxes. During the three month period ended March 31, 2002, we incurred losses before income taxes of $6.5 million. As a result, we recognized a deferred tax asset and an offsetting valuation allowance of $2.6 million, resulting in no income tax benefit. Realization of the tax loss carryforwards are contingent upon future taxable earnings in the appropriate jurisdiction. Each carryforward item is reviewed for expected utilization, using a "more likely than not" approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (federal or state), the relevant history for the particular item, the applicable expiration dates, and identified actions under our control in realizing the associated carryforward benefits. We assess the available positive and negative evidence surrounding the recoverability of the deferred tax assets and apply judgement in estimating the amount of valuation allowance necessary under the circumstances. We continue to assess and evaluate strategies that will enable the carryforward, or a greater portion thereof, to be utilized, and will reduce the valuation allowance appropriately for each item at such time when it is determined that the "more likely than not" criterion is satisfied. During March 2002, we reduced our deferred tax asset associated with AMT credit carryforwards by approximately $1.2 million to reflect a change in enacted tax law which allows us to recover those taxes currently.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         We primarily finance our operations through subordinated notes, bank credit lines, operating cash flows, capital equipment leases, and short-term financing through supplier credit lines.

         Net cash provided by or used in operating activities has historically been provided by net income (loss) levels combined with fluctuations in inventory, accounts receivable and accounts payable. Operating activities for the first quarter of 2002 provided cash of approximately $3.3 million. This increase in cash flow resulted primarily from decreases in accounts receivable of $0.1 million and inventories of $3.2 million, and an increase in accounts payable of $5.2 million. These items were partially offset by a decrease in accrued expenses of $1.1 million and the operating losses. Days sales in accounts receivable were approximately 58 days as of March 31, 2002 and 2001. Annualized inventory turns were approximately 3.8 and 4.0 times for the first quarter of 2001 and 2002, respectively.

         Capital expenditures totaled approximately $0.2 million in the first quarter of 2002. These capital expenditures were primarily for the acquisition of equipment and building improvements. These purchases were funded by the working capital credit facility.

        Five lenders have made available to Reptron a $75 million revolving credit facility (the "Credit Agreement") through January 8, 2004. Borrowings under the Credit Agreement are collateralized by all inventory, accounts receivable, equipment and general intangibles. The Credit Agreement limits the amount of capital expenditures and prohibits the payment of dividends thereby restricting the distribution of retained earnings. At March 31, 2002, we were not in compliance with the earnings covenant contained in the Credit Agreement with our lenders. We have requested a waiver for non-compliance with this covenant. Management has historically been able to obtain waivers for non-compliance of covenants under the Credit Agreement and believes that it will receive the necessary waiver for the first quarter of 2002 and for any future periods when and if needed. Accordingly, the note payable has been classified as a non-current obligation. There can be no assurance that we will be in compliance with, or be able to obtain waivers of non-compliance with the covenants in the future.

        Management believes that available credit facilities will be sufficient to meet our capital expenditures and working capital needs of our operations as presently conducted. However, future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities and possible acquisitions. In particular, management is considering various alternatives related to the payment of approximately $76.3 million of our 6.75% Convertible Subordinated Notes ("Convertible Notes"), which will become due in August 2004. If the Convertible Notes are not converted into our common stock, we will be required to repay the indebtedness or make other arrangements to refinance the Convertible Notes. If we fail to do so, it will result in a default of the Convertible Notes, which would have a material adverse effect on our business. While there can be no assurance that such financing will be available in amounts and on acceptable terms, management believes that such financing would likely be available on acceptable terms.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

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

        A third party valuation consultant was engaged to provide recommendations of the value of our reporting units to assist in evaluating the impact of the adoption of SFAS 142. Based primarily on a draft report dated May 13, 2002 from the valuation consultant, as of January 1, 2002, there appears to be no impairment of the net goodwill associated with acquisitions we made in prior periods. However, as required by SFAS 142, beginning January 1, 2002, we ceased amortization of the excess of cost over net assets acquired (goodwill). This amortization expense was approximately $0.35 million in the first quarter of 2001.

        In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not believe that the adoption of this pronouncement will have a material effect on our financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. The provisions of the statement were adopted by the Company as of January 1, 2002. The adoption of this pronouncement did not have a significant impact on the Company's financial position or results of operations.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

        While we had no holdings of derivative financial or commodity instruments at March 31, 2002, Reptron is exposed to financial market risks, including changes in interest rates. A majority of our borrowings bear a fixed interest rate. However, borrowings under our bank Credit Facility bears interest at a variable rate based on the prime rate or the London Interbank Offered Rate.

                            REPTRON ELECTRONICS, INC.

PART II. OTHER INFORMATION


  Item 6. Exhibits and Reports on Form 8-K

        a.   Exhibits

             None

        b.   Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 14, 2002
      ---------------
                                        REPTRON ELECTRONICS, INC.
                                        -------------------------
                                        (Registrant)



                                        By:  /s/ Paul J. Plante
                                             -----------------------------------
                                             Paul J. Plante, President and Chief
                                             Operating Officer
                                             (Principal Financial and Accounting
                                             Officer)