Form 10-Q
period 2002-06-30
REPTRON ELECTRONICS INC
filed 2002-08-14
CIK 918765

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 0 - 23426
                       ---------

                            REPTRON ELECTRONICS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

         Florida                                       38-2081116
------------------------------             -------------------------------------
State or other jurisdiction                 (I.R.S. Employer Identification No.)
of incorporation or organization

14401 McCormick Drive, Tampa, Florida                                    33626
--------------------------------------                                ----------
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

There were 6,417,196 shares of common stock issued and outstanding as of August 14, 2002.

                            REPTRON ELECTRONICS, INC.


                                      INDEX

                                                                           Page
PART I.   FINANCIAL INFORMATION                                           Number
                                                                          ------
          Item 1.  Financial Statements

                   Consolidated Statements of Operations -- Three months
                   ended June 30, 2002 and June 30, 2001 and Six months
                   ended June 30, 2002 and June 30, 2001                      3

                   Consolidated Balance Sheets -- June 30, 2002 and
                   December 31, 2001                                          4

                   Consolidated  Statement of Shareholders' Equity --
                   Six months ended June 30, 2002 and year ended
                   December 31, 2001                                          5

                   Consolidated  Statements of Cash Flows --
                   Six months ended June 30, 2002 and June 30, 2001           6

                   Notes to Consolidated Financial Statements --
                   June 30, 2002                                              7

          Item 2.  Management's  Discussion and Analysis of Financial
                   Condition and Results of Operations                        11

          Item 3.  Quantitative and Qualitative Disclosures about
                   Market Risk                                                14


PART II.  OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of the Security Holders    15

          Item 6.  Exhibits and Reports on Form 8-K                           15

Signatures                                                                    16

PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements

                            REPTRON ELECTRONICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)


                                                             Three months ended                Six months ended
                                                                  June 30,                        June 30,
                                                                (Unaudited)                      (Unaudited)
                                                        ----------------------------------------------------------
                                                           2002             2001            2002           2001
                                                        ----------      -----------      -----------    ----------

Net sales                                               $   78,778      $    99,327      $   161,894    $  233,557
Cost of goods sold                                          68,433           85,063          141,703       197,666
Inventory writedown                                              -           12,000                -        12,000
                                                        ----------      -----------      -----------    ----------
           Gross profit                                     10,345            2,264           20,191        23,891

Selling, general and administrative expenses                13,977           18,586           28,232        37,335
                                                        ----------      -----------      -----------    ----------
           Operating loss                                   (3,632)         (16,322)          (8,041)      (13,444)

Interest expense, net                                        1,971            2,821            4,099         5,888
                                                        ----------      -----------      -----------    ----------
           Loss before income taxes                          5,603)         (19,143)         (12,140)      (19,332)

Income tax benefit                                               -           (7,291)               -        (7,210)
                                                        ----------      -----------      -----------    ----------

Net loss                                                $   (5,603)      $  (11,852)      $  (12,140)   $  (12,122)
                                                        ==========      ===========      ===========    ==========

Net loss per common share - basic:                      $    (0.87)      $    (1.85)      $    (1.89)   $    (1.90)
                                                        ==========      ===========      ===========    ==========

Weighted average common shares outstanding -
   basic                                                 6,417,196        6,391,237        6,415,196     6,381,623
                                                        ==========      ===========      ===========    ==========

Net loss per common share - diluted:                    $    (0.87)      $    (1.85)      $    (1.89)   $    (1.90)
                                                        ==========      ===========      ===========    ==========

Weighted average common shares outstanding -
   diluted                                               6,391,237        6,391,237        6,381,623     6,381,623
                                                        ==========      ===========      ===========    ==========



    The accompanying notes are an integral part of these financial statements

                            REPTRON ELECTRONICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                                     ASSETS

                                                                                             June 30,         December 31,
                                                                                               2002               2001
                                                                                            ----------        ------------

CURRENT ASSETS

  Cash and cash equivalents                                                                  $    369         $     197
  Accounts receivable - trade, net                                                             47,761            53,018
  Inventories, net                                                                             67,252            75,633
  Prepaid expenses and other                                                                    2,475             1,995
  Income tax receivable                                                                             -             5,900
                                                                                             --------          --------
      Total current assets                                                                    117,857           136,743

PROPERTY, PLANT & EQUIPMENT - AT COST, NET                                                     25,584            27,133
EXCESS OF COST OVER NET ASSETS ACQUIRED (GOODWILL), NET                                        30,073            30,073
DEFERRED INCOME TAX                                                                             2,434             3,551
OTHER ASSETS                                                                                    1,551             1,895
                                                                                             --------          --------
                                                                                             $177,499          $199,395
                                                                                             ========          ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                                                   $ 36,120          $ 26,873
  Current portion of long-term obligations                                                      1,030             1,252
  Accrued expenses                                                                              6,140             7,646
                                                                                             --------          --------
      Total current liabilities                                                                43,290            35,771

NOTE PAYABLE TO BANK                                                                           33,301            50,596

LONG-TERM OBLIGATIONS, less current portion                                                    80,813            80,856

SHAREHOLDERS' EQUITY
  Preferred Stock - authorized 15,000,000 shares
   of $.10 par value; no shares issued                                                              -                 -

  Common Stock - authorized 50,000,000 shares
   of $.01 par value; issued and outstanding,
   6,417,196 and 6,397,196, respectively                                                           64                64
  Additional paid-in capital                                                                   23,146            23,083
  Retained earnings (deficit)                                                                  (3,115)            9,025
                                                                                             --------          --------
TOTAL SHAREHOLDERS' EQUITY                                                                     20,095            32,172
                                                                                             --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $177,499          $199,395
                                                                                             ========          ========


    The accompanying notes are an integral part of these financial statements

                            REPTRON ELECTRONICS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (In thousands, except share data)


                                                 Common Stock
                                               ----------------            Additional        Retained            Total
                                               Shares          Par           Paid-In         Earnings        Shareholders'
                                             Outstanding      Value          Capital         (Deficit)          Equity
                                             -----------      -----       -------------      ---------     ----------------

Balance at December 31, 2000                  6,359,257        $64           $22,862         $ 30,849         $  53,775

Exercise of stock options                        37,939          -               221                -               221
Net loss                                              -          -                 -          (21,824)          (21,824)
                                              ---------        ---          --------         --------         ---------
Balance at December 31, 2001                  6,397,196         64            23,083            9,025            32,172

Exercise of stock options (Unaudited)            20,000          -                63                -                63
Net loss (Unaudited)                                  -          -                 -           (12,140)         (12,140)
                                              ---------        ---          --------         ---------        ----------
Balance at June 30, 2002 (Unaudited)          6,417,196        $64           $23,146         $  (3,115)        $  20,095
                                              =========        ===          ========         =========        ==========


     The accompanying notes are an integral part of this financial statement

                            REPTRON ELECTRONICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                   Six months ended
                                                                                                       June 30,
                                                                                                      (Unaudited)
                                                                                             ----------------------------
                                                                                                   2002         2001
                                                                                               -----------   -----------
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:

  Net loss                                                                                      $ (12,140)  $ (12,122)
  Adjustments to reconcile net loss to net cash
      provided by  operating activities:
      Depreciation and amortization                                                                 3,942       5,229
      Deferred income taxes                                                                             -        (299)
Change in assets and liabilities:
          Accounts receivable - trade                                                               5,257      35,208
          Inventories                                                                               8,381      25,138
          Prepaid expenses and other current assets                                                  (480)        391
          Other assets                                                                                (70)       (771)
          Accounts payable - trade                                                                  9,247     (29,033)
          Accrued expenses                                                                         (1,506)     (4,813)
          Income taxes payable/receivable                                                           7,017      (8,087)
                                                                                                ---------   ---------
              Net cash provided by operating activities                                            19,648      10,841
                                                                                                ---------   ---------

Cash flows from investing activities:

  Purchases of property, plant and equipment                                                       (1,440)     (2,810)
                                                                                                ---------    ---------

              Net cash used in investing activities                                                (1,440)     (2,810)
                                                                                                ---------    --------

Cash flows from financing activities:

  Proceeds from exercise of stock options                                                              63         221
  Net payments on note payable to bank                                                            (17,295)     (6,479)
  Payments on long term obligations                                                                  (804)     (1,615)
                                                                                                ---------   ---------
               Net cash used in financing activities                                              (18,036)     (7,873)
                                                                                                ---------   ---------

               Net increase (decrease) in cash and cash equivalents                                   172         158
Cash and cash equivalents at beginning of period                                                      197         108
                                                                                                ---------   ---------
Cash and cash equivalents at end of period                                                      $     369   $     346
                                                                                                =========   =========
Supplemental cash flow information:

  Interest paid                                                                                 $   4,145   $   6,172
                                                                                                =========   =========

  Income taxes paid (refunded)                                                                 $   (7,017)  $   1,176
                                                                                                =========   =========

    The accompanying notes are an integral part of these financial statements

                            REPTRON ELECTRONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)

NOTE A -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements as of June 30, 2002, and for the three and six months ended June 30, 2002 and June 30, 2001, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the 2001 Form 10-K which was filed in March 2002.

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

NOTE C --  INVENTORIES

Inventories consist of the following (in thousands):

                                                   June 30,         December 31,
                                                     2002               2001
                                                  ----------        ------------

   Electronic Component Distribution:
      Inventories                                   $34,832            $43,110

   Electronic Manufacturing Services:
      Work in process                                10,953              9,326
      Raw materials                                  21,467             23,197
                                                    --------          --------
                                                    $67,252            $75,633
                                                    ========          ========

                            REPTRON ELECTRONICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2002
                                   (Unaudited)

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



                                                         Three months ended                  Six months ended
                                                              June 30,                           June 30,
                                                           (in thousands)                    (in thousands)
                                                     -----------------------------------------------------------
                                                      2002            2001                 2002         2001
                                                    ---------      ---------            ---------     ---------

Net Sales
   Electronic Component Distribution                $  35,776      $  60,240            $  83,114     $ 138,588
   Electronic Manufacturing Services                   43,002         39,087               78,780        94,969
                                                    ---------      ---------            ---------     ---------
                                                    $  78,778      $  99,327            $ 161,894     $ 233,557
                                                    =========      =========            =========     =========
Gross Profit
   Electronic Component Distribution                $   5,904     $      758            $  13,209     $  15,200
   Electronic Manufacturing Services                    4,441          1,506                6,982         8,691
                                                    ---------      ---------            ---------     ---------
                                                    $  10,345      $   2,264            $  20,191     $  23,891
                                                    =========      =========            =========     =========

                                                             June 30,
                                                          (in thousands)
                                                    ------------------------
                                                     2002             2001
                                                    -------          -------


Goodwill, Gross
   Electronic Component Distribution                $   4,889      $   4,889
   Electronic Manufacturing Services                   30,140         30,140
                                                    ---------      ---------
                                                    $  35,029      $  35,029
                                                    =========      =========

Goodwill, net of accumulated amortization
   Electronic Component Distribution                $   3,294      $   3,416
   Electronic Manufacturing Services                   26,779         27,357
                                                    ---------      ---------
                                                    $  30,073      $  30,773
                                                    =========      =========

                            REPTRON ELECTRONICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2002
                                   (Unaudited)

NOTE E -- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share:






                                                 Three months ended                    Six months ended
                                                      June 30,                            June 30,
                                               -------------------------         ---------------------------
                                                 2002            2001              2002             2001
                                               ---------       ---------         ---------       -----------
Numerator:
  Net loss (in thousands)                      $  (5,603)      $  (11,852)       $  (12,122)     $  (12,122)
                                               =========       ==========        ==========      ===========
Denominator:
  For basic loss per share -
    Weighted average shares                    6,417,196        6,391,237         6,415,196        6,381,623
  Effect of dilutive securities:
    Employee stock options                             -                -                 -                -
                                               ---------       -----------       ----------      -----------
  For diluted loss per share                   6,417,196         6,391,237        6,415,196        6,381,623
                                               =========       ===========       ==========      ===========
Net loss per common share - basic              $   (0.87)      $    (1.85)       $    (1.89)     $    (1.90)
                                               =========       ===========       ==========      ===========
Net loss per common share - diluted            $   (0.87)      $    (1.85)       $    (1.89)     $    (1.90)
                                               =========       ===========       ==========      ===========

For the three-month and six-month periods ended June 30, 2002 and 2001, all options have been excluded from the computation of diluted earnings per share because their effect on loss per share would be anti-dilutive.

The convertible notes were not included in the computation of diluted earnings per share for all periods due to the conversion price of $28.50 exceeding the average market price of the common stock and, therefore the effect would be anti-dilutive.

NOTE F - INCOME TAXES

During the three month period ended June 30, 2002, the Company incurred losses before income taxes of $5.6 million. As a result, Reptron recognized a deferred tax asset and an offsetting valuation allowance of $2.2 million, resulting in no income tax benefit. Realization of the tax loss carryforwards are contingent upon future taxable earnings in the appropriate jurisdiction. Each carryforward item is reviewed for expected utilization, using a "more likely than not" approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (federal or state), the relevant history for the particular item, the applicable expiration dates, and identified actions under the Company's control in realizing the associated carryforward benefits. The Company assesses the available positive and negative evidence surrounding the recoverability of the deferred tax assets and applies judgment in estimating the amount of valuation allowance necessary under the circumstances. Management continues to assess and evaluate strategies that will enable the carryforward, or a greater portion thereof, to be utilized, and will adjust the valuation allowance appropriately for each item at such time when it is determined that the "more likely than not" criterion is satisfied.

                            REPTRON ELECTRONICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2002
                                   (Unaudited)

NOTE G - LONG-TERM DEBT

The Company's credit facility was amended as of June 26, 2002. As part of this amendment, the line of credit facility was reduced from $75 million to $60 million which will better match the Company's borrowing requirements.

NOTE H - GOODWILL

A third party valuation consultant was engaged to assist the Company in preparing valuations on certain business units of the Company for the purpose of evaluating the impact of the adoption of SFAS 142. Based primarily on a report dated May 13, 2002 from the valuation consultant and the Company's internal analysis, as of January 1, 2002, there is no impairment of the net goodwill which is associated with acquisitions the Company made in prior periods. Beginning January 1, 2002, amortization of the excess of cost over net assets acquired (goodwill) ceased.

The following table shows a reconciliation of net income adjusted for goodwill amortization and related loss per share information:

                                                      Three months ended                  Six months ended
                                                            June 30,                           June 30,
                                                         (in thousands)                     (in thousands)
                                                   -----------------------------------------------------------
                                                      2002          2001                  2002         2001
                                                   ---------     ----------           ----------    ----------
Reported net loss                                  $  (5,603)    $  (11,852)          $  (12,140)   $  (12,122)
Add:  Goodwill amortization, net of income tax             -            210                    -           420
                                                   ---------     ----------           ----------    ----------
Adjusted net loss                                  $  (5,603)    $  (11,642)          $  (12,140)   $  (11,702)
                                                   =========     ==========           ==========    ==========

Adjusted basic and diluted loss per share          $   (0.87)    $    (1.82)          $    (1.89)   $    (1.83)
                                                   =========     ==========           ===========   ==========

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

RESULTS OF OPERATIONS

     Net Sales. Total second quarter net sales decreased $20.5 million, or 20.7%, from $99.3 million in the second quarter of 2001 to $78.8 million in the second quarter of 2002. Total net sales for the first half of 2002 decreased $71.7 million, or 30.7% from $233.6 million in the first half of 2001 to $161.9 million in the first half of 2002.

     Electronic Component Distribution ("ECD") second quarter net sales decreased $24.5 million, or 40.6%, from $60.2 million in the second quarter of 2001 to $35.8 million in the second quarter of 2002. Approximately $22.2 million of this decrease was from the franchise distribution business which sells electronic components primarily to original equipment manufacturers ("OEM"). Approximately $2.3 million of the total decrease was from the memory module business which primarily sells DRAM modules through retail stores. Management believes that these decreases resulted primarily from the continuation of the industry-wide slowdown in the sales volume and price reductions of electronic components experienced in the United States in 2001 and continuing into the first half of 2002. Sales of semiconductors, passive components and electromechanical components accounted for 81.1%, 8.1% and 10.8%, respectively, of second quarter 2002 ECD net sales and 81.0%, 10.1% and 8.9%, respectively, of second quarter 2001 ECD net sales. Sales generated from the top four ECD vendors accounted for approximately $14.8 million, or 41.4% of second quarter 2002 ECD net sales, as compared with approximately $28.9 million or 46.5% of second quarter 2001 ECD net sales.

     ECD net sales decreased $55.5 million, or 40.0%, from $138.6 million in the first half of 2001 to $83.1 million in the first half of 2002. The franchise distribution business decreased by approximately $59.1 million which was partially offset by an increase in sales from the memory module business of approximately $3.6 million. The decrease in franchise distribution sales was driven primarily by factors stated above. The increase in sales of memory modules in the first half of 2002 was primarily the result of strong sales to a new significant customer in the first quarter of 2002. Sales of semiconductors, passive components and electromechanical components accounted for 84.0%, 6.7% and 9.3%, respectively, of first half 2002 ECD net sales, and 80.5%, 10.7% and 8.8%, respectively, of first half 2001 ECD net sales. Sales generated from the top four ECD vendors accounted for approximately $30.4 million, or 36.5% of first half 2002 ECD net sales, as compared with approximately $64.7 million or 45.5% of first half 2001 ECD net sales.

     Electronic Manufacturing Services ("EMS") net sales increased $3.9 million, or 10.0%, from $39.1 million in the second quarter of 2001 to $43.0 million in the second quarter of 2002. Sales of governmental equipment accounted for approximately $6.6 million of the sales increase experienced in the second quarter of 2002 and was partially offset by a decrease in semiconductor equipment sales of approximately $2.9 million. EMS continues to experience decreased demands from within the semiconductor equipment and telecommunications customer base as these industry segments have declined significantly within the past two years. EMS transacted business with approximately 50 customers in the second quarter of 2002. The three largest EMS customers accounted for approximately 23.8%, 7.2% and 6.3%, respectively, of second quarter 2002 EMS net sales (13.0%, 3.9% and 3.4%, respectively, of total Company second quarter 2002 net sales) as compared to 15.6%, 11.4% and 9.5%, respectively, of second quarter 2001 EMS net sales (6.1%, 4.5% and 3.7%, respectively, of total Company second quarter 2001 net sales).

     EMS net sales decreased $16.2 million, or 17.1%, from $95.0 million in the first half of 2001 to $78.8 million in the first half of 2002. This decrease is primarily attributable to decreased demand from established EMS customers due to continued deterioration of the electronic manufacturing industrial segment. Additionally, sales to the semiconductor equipment industry declined significantly due to the severe downturn in this segment. The sales decrease was partially offset from new sales of governmental equipment to a previously established EMS customer of approximately $9.1 million during the first half of 2002. EMS transacted business with approximately 50 customers in the first half of 2002. The three largest EMS customers accounted for approximately 20.9%, 6.8%, and 6.7%, respectively, of first half 2002 EMS net sales (10.2%, 3.3% and 3.3%, respectively, of total Company first half 2002 net sales) as compared to 12.3%, 10.6% and 6.2%, respectively, of first half 2001 EMS net sales (5.0%, 4.3% and 2.5%, respectively, of total Company first half 2001 net sales).

The table which follows summarizes EMS sales by industry segment:

                                     Three Months        Six Months       Three Months        Six Months
                                        Ending             Ending            Ending             Ending
        Industry Segment             June 30, 2002     June 30, 2002      June 30, 2001     June 30, 2001
---------------------------------- ------------------ ----------------- ------------------ -----------------

Medical Equipment                             25%               23%                26%               23%
Governmental Equipment                        15%               12%                 0%                0%
Industrial/Instrumentation                    14%               15%                19%               19%
Banking                                       12%               13%                19%               15%
Telecommunications                            10%               13%                10%               13%
Semiconductor Equipment                        5%                4%                13%               17%
Office Products                                5%                7%                 5%                4%
All Others                                    14%               13%                 8%                9%

     Gross Profit. Total second quarter gross profit increased $8.1 million, or 356.9%, from $2.3 million in the second quarter of 2001 to $10.3 million in the second quarter of 2002. This increase is the result of a non-cash inventory writedown charge of $12.0 million recorded during the second quarter of 2001. Without considering this writedown in 2001, second quarter 2002 gross profit declined $1.9 million, or 15.6%, due to a 20.7% net sales decline in the second quarter of 2002. Total gross profit margin was 13.1% in the second quarter of 2002 and 12.5% in the first half of 2002 as compared to 2.3% in the second quarter of 2001 and 10.2% in the first half of 2001 (14.4% and 15.4% excluding the inventory writedown, respectively). Total gross profit decreased $3.7 million, or 15.5%, from $23.9 million in the first half of 2001 to $20.2 million in the first half of 2002.

     ECD second quarter gross profit increased $5.1 million, or 678.9%, from $758,000 in the second quarter of 2001 to $5.9 million in the second quarter of 2002. This increase is the result of a non-cash inventory writedown charge of $10.0 million recorded during the second quarter of 2001 to reflect the rapid decline in market pricing for electronic components and as a result of distributor supplier lines terminated by Reptron. This charge was included in cost of sales and caused gross profit margin to decline from 17.9% to 1.3% in the second quarter of 2001 and from 18.2% to 11.0% for the first six months of 2001. The gross profit margin was 16.5% in the second quarter of 2002 and 15.9% in the first half of 2002. The decrease in gross profit margin from the comparable periods in the prior year, excluding the effect of the inventory writedown charge, is due to a greater portion of ECD sales being generated from sales from the memory module business which typically have a lower gross profit margin than sales from other electronic components. Sales from the memory module business increased as a percentage of total ECD net sales from 14.0% in the second quarter of 2001 and 12.7% in the first six months of 2001 to 17.2% in the second quarter of 2002 and 25.6% in the first six months of 2002.

     EMS gross profit increased $2.9 million, or 194.9%, from $1.5 million in the second quarter of 2001 to $4.4 million in the second quarter of 2002. This increase is primarily the result of a non-cash inventory writedown charge of $2.0 million recorded during the second quarter of 2001 as a result of excess components due to significant reductions in customer demands and decline in pricing of electronic components. This charge was included in cost of sales and caused gross profit margin to decline from 9.0% to 3.9% in the second quarter of 2001 and from 11.3% to 9.2% for the first six months of 2001. The gross profit margin was 10.3% in the second quarter of 2002 and 8.7% in the first half of 2002. EMS first half gross profit decreased $1.7 million, or 19.7% from $8.7 million in 2001 to $7.0 million in 2002. The variances in gross profit and gross profit margin from the prior year periods, excluding the inventory charge, is primarily attributable to the corresponding variance in the absorption rate of fixed manufacturing costs at the given sales levels.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $4.6 million, or 24.8%, from $18.6 million in the second quarter of 2001 to $14.0 million in the second quarter of 2002. Selling, general and administrative expenses, as a percentage of net sales decreased from 18.7% in the second quarter of 2001 to 17.4% in the second quarter of 2002. For the first six months of 2002, selling, general and administrative expenses decreased $9.1 million or 24.4% from $37.3 million in the first half of 2001 to $28.2 million in the first half of 2002. Selling, general and administrative expenses as a percentage of net sales increased from 16.0% in the first half of 2001 to 17.4% in the first half of 2002. The overall decrease in SG&A expenses is primarily attributable to cost cutting measures implemented during the second half of 2001 and the first half of 2002. The employee base declined by 176 employees from 1,730 in the second quarter of 2001 to 1,554 in the second quarter of 2002 which represents a 10% reduction in overall workforce, resulting in a corresponding reduction in selling, general and administrative expenses.

     Interest Expense. Net interest expense decreased approximately $850,000, or 30.3%, from $2.8 million in the second quarter of 2001 to $2.0 million in the second quarter of 2002. Net interest expense decreased $1.8 million, or 30.4%, from $5.9 million in the first half of 2001 to $4.1 million in the first half of 2002. The decrease is primarily attributed to the decrease in average outstanding debt of $34.5 million, from $158.4 million during the first half of 2001 to $123.9 million during the first half of 2002, and a decrease in our overall average interest rate from 7.4% during the first half of 2001 to 6.6% during the first half of 2002.

     Income Taxes. During the three month period ended June 30, 2002, we incurred losses before income taxes of $5.6 million. As a result, we recognized a deferred tax asset and an offsetting valuation allowance of $2.2 million, resulting in no income tax benefit. Realization of the tax loss carryforwards are contingent upon future taxable earnings in the appropriate jurisdiction. Each carryforward item is reviewed for expected utilization, using a "more likely than not" approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (federal or state), the relevant history for the particular item, the applicable expiration dates, and identified actions under our control in realizing the associated carryforward benefits. We assess the available positive and negative evidence surrounding the recoverability of the deferred tax assets and apply judgment in estimating the amount of valuation allowance necessary under the circumstances. We continue to assess and evaluate strategies that will enable the carryforward, or a greater portion thereof, to be utilized, and will reduce the valuation allowance appropriately for each item at such time when it is determined that the "more likely than not" criterion is satisfied.

LIQUIDITY AND CAPITAL RESOURCES

     We primarily finance our operations through subordinated notes, bank credit lines, operating cash flows, capital equipment leases, and short-term financing through supplier credit lines.

     Net cash provided by or used in operating activities has historically been driven by net income (loss) levels combined with fluctuations in inventory, accounts receivable and accounts payable. Operating activities for the first half of 2002 provided cash of approximately $19.6 million. This increase in cash flow resulted primarily from decreases in accounts receivable of $5.3 million, inventory of $8.4 million, and income taxes receivable of $7.0 million, and an increase in accounts payable of $9.2 million. These items were partially offset by an increase in accrued expenses of $1.5 million. Days sales in accounts receivable were approximately 56 and 60 days as of June 30, 2002 and 2001, respectively. Annualized inventory turns for the first half of 2001 were approximately 4.1 turns, as compared to 3.5 turns for the same period in 2001, excluding the 2001 inventory writedown.

     Capital expenditures totaled approximately $1.4 million in the first half of 2002. These capital expenditures were primarily for the conversion of available floor space in our Tampa, Florida manufacturing facility into office space for our distribution division's support staff and corporate headquarters. These expenditures were funded by the working capital line of credit.

     Five lenders have made available to Reptron a $60 million revolving credit facility (the "Credit Agreement") through January 8, 2004. Borrowings under the Credit Agreement are collateralized by all inventory, accounts receivable, equipment and general intangibles. The Credit Agreement limits the amount of capital expenditures and prohibits the payment of dividends thereby restricting the distribution of retained earnings. At June 30, 2002, we were in compliance with the earnings covenant contained in the Credit Agreement with our lenders. There can be no assurance that we will be in compliance in the future with the earnings covenant contained in the Credit Agreement, or be able to obtain waivers of non-compliance from our lenders.

     Management believes that credit facilities currently available will be sufficient to meet the capital expenditures and working capital needs of our operations as presently conducted. However, future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities and available credit provided by our lenders and suppliers. In particular, management is considering various alternatives related to the payment of approximately $76.3 million of our 6.75% Convertible Subordinated Notes ("Convertible Notes"), which will become due in August 2004. If the Convertible Notes are not converted into our common stock, we will be required to repay the indebtedness or make other arrangements to refinance the Convertible Notes. If we fail to do so, it will result in a default of the Convertible Notes, which would have a material adverse effect on our business and financial condition. While there can be no assurance that such financing will be available in amounts and on acceptable terms, management believes that such financing would likely be available on acceptable terms.

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

     A third party valuation consultant was engaged to assist in preparing valuations on certain business units of Reptron for the purpose of evaluating the impact of the adoption of SFAS 142. Based primarily on a report dated May 13, 2002 from the valuation consultant and our internal analysis, as of January 1, 2002, there is no impairment of the net goodwill associated with acquisitions we made in prior periods. Beginning January 1, 2002, we ceased amortization of the excess of cost over net assets acquired (goodwill). This amortization expense was approximately $0.7 million in the six month period ended June 30, 2001.

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

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     While we had no holdings of derivative financial or commodity instruments at June 30, 2002, Reptron is exposed to financial market risks, including changes in interest rates. A majority of our borrowings bear a fixed interest rate. However, borrowings under our bank Credit Facility bear interest at a variable rate based on the prime interest rate.

                            REPTRON ELECTRONICS, INC.

PART II.  OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of the Security Holders

               The annual Meeting of the Shareholders of Reptron was held on June 24, 2002. Mr. Michael L. Musto was elected director of Reptron for a three year term with 6,116,962 shares voting in favor, zero shares against and 26,709 shares abstaining. Mr. William U. Parfet was elected director of Reptron for a three year term with 6,138,071 voting in favor, zero shares against and 5,600 shares abstaining.

     Item 6. Exhibits and Reports on Form 8-K

           a.     Exhibits

               10.1 Seventh Amendment To Revolving Credit And Security Agreement Dated January 8, 1999.
               99.1 Certification Pursuant to 18 U.S.C.ss.1350.

           b.     Reports on Form 8-K

               None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     August 14, 2002
         -------------------



                                        REPTRON ELECTRONICS, INC.
                                        ----------------------------------------
                                        (Registrant)



                                        By: /s/ Paul J. Plante
                                        ----------------------------------------
                                            Paul J. Plante, President and Chief
                                            Operating Officer(Principal
                                            Financial and Accounting Officer)