Form 10-Q
period 2002-09-30
REPTRON ELECTRONICS INC
filed 2002-11-14
CIK 918765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number 0 – 23426

REPTRON ELECTRONICS, INC.
(Exact name of registrant as specified in its charter)

Florida State or other jurisdiction of incorporation or organization	38-2081116 (I.R.S. Employer Identification No.)

13700 Reptron Boulevard, Tampa, Florida (Address of principal executive offices)	33626 (Zip Code)

Registrant’s telephone number, including area code: (813) 854-2351

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

6,417,196 shares of common stock issued and outstanding as of November 13, 2002.

REPTRON ELECTRONICS, INC.

INDEX

			Page Number

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Statements of Operations – Three months ended September 30, 2002 and September 30, 2001 and nine months ended September 30, 2002 and September 30, 2001	3

		Consolidated Balance Sheets – September 30, 2002 and December 31, 2001	4

		Consolidated Statement of Shareholders’ Equity – Nine months ended September 30, 2002 and year ended December 31, 2001	5

		Consolidated Statements of Cash Flows – Nine months ended September 30, 2002 and September 30, 2001	6

		Notes to Consolidated Financial Statements – September 30, 2002	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

	Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURES	18

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

REPTRON ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)

	2002	2001	2002	2001

Net sales	$80,788	$84,913	$242,682	$318,470
Cost of goods sold	69,449	72,875	211,152	282,541

Gross profit	11,339	12,038	31,530	35,929

Selling, general and administrative expenses	13,726	15,266	41,958	52,601

Operating loss	(2,387)	(3,228)	(10,428)	(16,672)

Interest expense, net	2,038	2,605	6,137	8,493

Loss before income taxes	(4,425)	(5,833)	(16,565)	(25,165)

Income tax benefit	—	(2,159)	—	(9,369)

Net loss	$(4,425)	$(3,674)	$(16,565)	$(15,796)

Net loss per common share – basic:	$(0.69)	$(0.57)	$(2.58)	$(2.47)

Weighted average common shares outstanding – basic	6,417,196	6,397,196	6,416,024	6,386,871

Net loss per common share – diluted:	$(0.69)	$(0.57)	$(2.58)	$(2.47)

Weighted average common shares outstanding –diluted	6,417,196	6,397,196	6,416,024	6,386,871

The accompanying notes are an integral part of these financial statements

REPTRON ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited) September 30, 2002	December 31, 2001

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$350	$197
Accounts receivable - trade, net	48,232	53,018
Inventories, net	62,358	75,633
Prepaid expenses and other assets	2,165	1,995
Income tax receivable	—	5,900

Total current assets	113,105	136,743

PROPERTY, PLANT & EQUIPMENT - AT COST, NET	24,847	27,133
EXCESS OF COST OVER NET ASSETS ACQUIRED, NET	30,073	30,073
DEFERRED INCOME TAX	2,449	3,551
OTHER ASSETS	1,691	1,895

	$172,165	$199,395

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$33,509	$26,873
Current portion of long-term obligations	1,000	1,252
Accrued expenses	6,259	7,646

Total current liabilities	40,768	35,771

NOTE PAYABLE TO BANK	35,169	50,596

LONG-TERM OBLIGATIONS, less current portion	80,558	80,856

SHAREHOLDERS’ EQUITY
Preferred Stock - authorized 15,000,000 shares of $.10 par value; no shares issued	—	—
Common Stock - authorized 50,000,000 shares of $.01 par value; issued and outstanding, 6,417,196 and 6,397,196 shares, respectively	64	64
Additional paid-in capital	23,146	23,083
Retained earnings (deficit)	(7,540)	9,025

	15,670	32,172

	$172,165	$199,395

The accompanying notes are an integral part of these financial statements

REPTRON ELECTRONICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock

	Shares Outstanding	Par Value	Additional Paid-In Capital	Retained Earnings (Deficit)	Total Shareholders’ Equity

Balance at December 31, 2000	6,359,257	$64	$22,862	$30,849	$53,775

Exercise of stock options	37,939	—	221	—	221
Net loss	—	—	—	(21,824)	(21,824)

Balance at December 31, 2001	6,397,196	64	23,083	9,025	32,172

Exercise of stock options (Unaudited)	20,000	—	63	—	63
Net loss (Unaudited)	—	—	—	(16,565)	(16,565)

Balance at September 30, 2002 (Unaudited)	6,417,196	$64	$23,146	$(7,540)	$15,670

The accompanying notes are an integral part of this financial statement

REPTRON ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30, (Unaudited)

	2002	2001

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net loss	$(16,565)	$(15,796)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,824	7,774
Deferred income taxes	—	(3,717)
Change in assets and liabilities:
Accounts receivable - trade	4,786	40,671
Inventories	13,275	36,907
Prepaid expenses and other current assets	(170)	361
Other assets	(458)	(856)
Accounts payable - trade	6,636	(32,904)
Accrued expenses	(1,387)	(5,971)
Income taxes payable/receivable	7,002	(6,830)

Net cash provided by operating activities	18,943	19,639

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,337)	(3,021)

Net cash used in investing activities	(2,337)	(3,021)

Cash flows from financing activities:
Proceeds from exercise of stock options	63	221
Net payments on note payable to bank	(15,427)	(14,526)
Payments on long term obligations	(1,089)	(2,340)

Net cash used in financing activities	(16,453)	(16,645)

Net increase (decrease) in cash and cash equivalents	153	(27)
Cash and cash equivalents at beginning of period	197	188

Cash and cash equivalents at end of period	$350	$161

Supplemental cash flow information:
Interest paid	$7,408	$10,100

Income taxes paid (refunded)	$(7,017)	$1,178

The accompanying notes are an integral part of these financial statements

REPTRON ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements as of September 30, 2002, and for the three and nine months ended September 30, 2002 and September 30, 2001, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes, together with management’s discussion and analysis of financial condition and results of operations, included in the Annual Report on Form 10-K which was filed in April 2002.

NOTE B – OPERATIONAL MATTERS

During the nine months ended September 30, 2002 and 2001 the Company incurred net losses of $16,565,000 and $15,796,000, respectively. The Company’s Electronic Component Distribution segment continues to be impacted by a severe industry downturn. Accordingly, the Company updated its January 1, 2002 valuation of a reporting unit included in this segment. No impairment of goodwill was identified as a result of this valuation. The Company is evaluating further staff, facility and related reductions, as well as other available strategic options for this business segment, which will involve the recognition of associated charges over the implementation period.

As more fully discussed in Note H below, in October 2002, the Company entered into a new working capital credit facility. Management believes that credit facilities currently available will be sufficient to meet the capital expenditures and working capital needs of our operations as presently conducted. However, future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities and available credit provided by our lenders and suppliers. In particular, management is considering various alternatives related to the payment of approximately $76.3 million of our 6.75% Convertible Subordinated Notes (“Convertible Notes”), which will become due in August 2004. If the Convertible Notes are not converted into our common stock, we will be required to repay the indebtedness or make other arrangements to refinance the Convertible Notes. If we fail to do so, it will result in a default of the Convertible Notes, which would have a material adverse effect on our business and financial condition. There can be no assurance that such financing will be available in amounts and on acceptable terms.

NOTE C – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002, however, certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The adoption of these pronouncements did not have a material effect on the Company’s financial position or results of operations.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe that adoption of this pronouncement will have a material effect on the Company’s financial position or results of operations.

REPTRON ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2002
(Unaudited)

NOTE C – RECENT ACCOUNTING PRONOUNCEMENTS - Continued

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. The provisions of the statement were adopted by the Company as of January 1, 2002. The adoption of this pronouncement did not have a significant impact on Reptron’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Issued 6/02). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management does not believe that adoption of this pronouncement will have a material effect on the Company’s financial position or results of operations.

NOTE D – INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2002	December 31, 2001

Electronic Component Distribution:
Inventories	$31,838	$43,110

Electronic Manufacturing Services:
Work in process	10,275	9,326
Raw materials	20,245	23,197

	$62,358	$75,633

REPTRON ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2002
(Unaudited)

NOTE E – FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

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

The following table shows net sales and gross profit by industry segments.

	Three months ended September 30, (in thousands)		Nine months ended September 30, (in thousands)

	2002	2001	2002	2001

Net Sales
Electronic Component Distribution	$34,905	$46,016	$118,019	$184,604
Electronic Manufacturing Services	45,883	38,897	124,663	133,866

	$80,788	$84,913	$242,682	$318,470

Gross Profit
Electronic Component Distribution	$5,750	$8,649	$18,959	$23,849
Electronic Manufacturing Services	5,589	3,389	12,571	12,080

	$11,339	$12,038	$31,530	$35,929

	September 30, (in thousands)

	2002	2001

Goodwill, Gross
Electronic Component Distribution	$4,889	$4,889
Electronic Manufacturing Services	30,140	30,140

	$35,029	$35,029

Goodwill, net of accumulated amortization
Electronic Component Distribution	$3,294	$3,355
Electronic Manufacturing Services	26,779	27,068

	$30,073	$30,423

REPTRON ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2002
(Unaudited)

NOTE F – LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Numerator:
Net loss (in thousands)	$(4,425)	$(3,674)	$(16,565)	$(15,796)

Denominator:
For basic earnings per share –
Weighted average shares	6,417,196	6,397,196	6,416,024	6,386,871
Effect of dilutive securities:
Employee stock options	—	—	—	—

For diluted earnings per share	6,417,196	6,397,196	6,416,024	6,386,871

Net loss per common share – basic	$(0.69)	$(0.57)	$(2.58)	$(2.47)

Net loss per common share – diluted	$(0.69)	$(0.57)	$(2.58)	$(2.47)

For the three-month and nine-month periods ended September 30, 2002 and 2001, all options have been excluded from the computation of diluted earnings per share because their effect on loss per share would be anti-dilutive.

The convertible notes were not included in the computation of diluted earnings per share for all periods because the conversion price of $28.50 exceeded the average market price of the common stock. Therefore, the effect would be anti-dilutive.

NOTE G – INCOME TAXES

During the three month period ended September 30, 2002, the Company incurred losses before income taxes of $4.4 million. As a result, Reptron recognized a deferred tax asset and an offsetting valuation allowance of $1.7 million, resulting in no income tax benefit. Realization of the tax loss carryforwards are contingent upon future taxable earnings in the appropriate jurisdiction. Each carryforward item is reviewed for expected utilization, using a “more likely than not” approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (federal or state), the relevant history for the particular item, the applicable expiration dates, and identified actions under the Company’s control in realizing the associated carryforward benefits. The Company assesses the available positive and negative evidence surrounding the recoverability of the deferred tax assets and applies judgment in estimating the amount of valuation allowance necessary under the circumstances. Management continues to assess and evaluate strategies that will enable the carryforward, or a greater portion thereof, to be utilized, and will adjust the valuation allowance appropriately for each item at such time when it is determined that the “more likely than not” criterion is satisfied.

REPTRON ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2002
(Unaudited)

NOTE H – LONG-TERM DEBT

At September 30, 2002, Reptron was not in compliance with the earnings covenant contained in the Company’s credit agreement with its lenders. The Company’s credit facility was refinanced as of October 10, 2002 with new lenders and modified covenants. Accordingly, the note payable has been classified as a non-current obligation. The Credit Agreement provides for a $60 million revolving credit facility (the “Credit Agreement”). Provided various conditions described in the Credit Agreement are met, including the repayment or refinancing of the Company’s bond indenture obligations prior to June 30, 2004 and maintenance of certain financial covenants, the facility is to extend through October 10, 2005. Borrowings under the Credit Agreement are collateralized by substantially all of the assets of Reptron. The Credit Agreement limits the amount of capital expenditures and prohibits the payment of dividends thereby restricting the distribution of retained earnings. The Company is currently in compliance with the covenants in the new Credit Agreement. However, there can be no assurance that the Company will be in compliance in the future with the earnings covenant contained in the Credit Agreement, or be able to obtain waivers of non-compliance from its lenders.

NOTE I – GOODWILL

A third party valuation consultant was engaged to assist the Company in preparing valuations on certain business units of the Company for the purpose of evaluating the impact of the adoption of SFAS 142. Based primarily on a report dated May 13, 2002 from the valuation consultant and the Company’s internal analysis, as of January 1, 2002, there is no impairment of the net goodwill which is associated with acquisitions the Company made in prior periods. Beginning January 1, 2002, amortization of the excess of cost over net assets acquired (goodwill) ceased.

The following table shows a reconciliation of net income adjusted for goodwill amortization and related loss per share information:

	Three months ended September 30, (in thousands)		Nine months ended September 30, (in thousands)

	2002	2001	2002	2001

Reported net loss	$(4,425)	$(3,674)	$(16,565)	$(15,796)
Add: Goodwill amortization, net of income tax	—	210	—	630

Adjusted net loss	$(4,425)	$(3,464)	$(16,565)	$(15,166)

Adjusted basic and diluted loss per share	$(0.69)	$(0.54)	$(2.58)	$(2.37)

REPTRON ELECTRONICS, INC

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This document contains certain forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended. Factors that could cause actual results to differ materially include the following: business conditions and growth in our industry and in the general economy; competitive factors; risks due to shifts in market demand; the ability of Reptron to complete and integrate acquisitions; and the risk factors listed from time to time in our reports filed with the Securities and Exchange Commission as well as assumptions regarding the foregoing. The words “believe”, “estimate”, “expect”, “intend”, “anticipate”, “plan” and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. Reptron undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.

RESULTS OF OPERATIONS

         Net Sales. Third quarter net sales decreased $4.1 million, or 4.9%, from $84.9 million in the third quarter of 2001 to $80.8 million in the third quarter of 2002. Total net sales for the first three quarters of 2002 decreased $75.8 million, or 23.8% from $318.5 million in the first three quarters of 2001 to $242.7 million in the first three quarters of 2002.

         Electronic Component Distribution (“ECD”) third quarter net sales decreased $11.1 million, or 24.2%, from $46.0 million in the third quarter of 2001 to $34.9 million in the third quarter of 2002. Approximately $16.2 million of this decrease was from the franchise distribution business which sells electronic components primarily to original equipment manufacturers (“OEM”). Management believes that this decrease resulted primarily from the continuation of the industry-wide slowdown in the sales volume and price reductions of electronic components experienced in the United States in 2001 and continuing into the first three quarters of 2002. This decrease was partially offset by an increase of approximately $5.1 million from the memory module business which primarily sells DRAM modules through retail stores. Sales of semiconductors, passive components and electromechanical components accounted for 82.4%, 6.9% and 10.7%, respectively, of third quarter 2002 ECD net sales compared to 80.1%, 8.3% and 11.6%, respectively, of third quarter 2001 ECD net sales. Sales generated from the top four ECD vendors accounted for approximately $11.8 million, or 33.8% of third quarter 2002 ECD net sales, as compared with approximately $20.8 million or 42.7% of third quarter 2001 ECD net sales.

         ECD net sales decreased $66.6 million, or 36.1%, from $184.6 million in the first three quarters of 2001 to $118.0 million in the first three quarters of 2002. This decrease was driven primarily by the same factors stated above. Sales of semiconductors, passive components and electromechanical components accounted for 83.5%, 6.7% and 9.8%, respectively, of first three quarters 2002 ECD net sales, compared to 80.4%, 10.0% and 9.6%, respectively, of first three quarters 2001 ECD net sales. Sales generated from the top four ECD vendors accounted for approximately $41.8 million, or 35.5% of first three quarters 2002 ECD net sales, as compared with approximately $85.5 million or 44.8% of first three quarters 2001 ECD net sales

         As a result of the continual decline in sales in the ECD business and the related reduction in ECD profitability during 2001 and through September 2002, as more fully discussed below, the Company is evaluating further staff, facility and related reductions, and available strategic options with respect to the ECD business. These actions, when implemented in whole or in part, will result in charges over the implementation period.

         Electronic Manufacturing Services (“EMS”) net sales increased $7.0 million, or 18.0%, from $38.9 million in the third quarter of 2001 to $45.9 million in the third quarter of 2002. The increase in third quarter net sales is primarily the result of increased sales to customers supplying governmental equipment of approximately $6.3 million and increase sales to customers supplying medical equipment of approximately $3.8 million. These increases were partially offset by a decrease in sales to customers supplying semiconductor equipment of approximately $2.7 million. EMS transacted business with approximately 50 customers in the third quarter of 2002. The three largest EMS customers accounted for approximately 24.1%, 8.2% and 6.8%, respectively, of third quarter 2002 EMS net sales (13.7%, 4.6% and 3.8%, respectively, of total Company third quarter 2002 net sales) as compared to 18.5%, 11.6% and 7.6%, respectively, of third quarter 2001 EMS net sales (8.5%, 5.3% and 3.5%, respectively, of total Company third quarter 2001 net sales).

         EMS net sales decreased $9.2 million, or 6.9%, from $133.9 million in the first three quarters of 2001 to $124.7 million in the first three quarters of 2002. This decrease is primarily attributable to decreased demand from customers competing in the semiconductor equipment industry, which is experiencing a severe downturn. These sales decreases were partially offset from new sales of governmental equipment to a previously established EMS customer of approximately $15.4 million during the first nine months of 2002. EMS transacted business with approximately 50 customers during the first three quarters of 2002. The three largest EMS customers accounted for approximately 22.1%, 7.3%, and 6.8%, respectively, of first three quarters 2002 EMS net sales (11.4%, 3.7% and 3.5%, respectively, of total Company first three quarters 2002 net sales) as compared to 14.1%, 12.5% and 6.6%, respectively, of first three quarters 2001 EMS net sales (5.3%, 2.8% and 3.7%, respectively, of total Company first three quarters 2001 net sales).

The table which follows summarizes EMS sales by industry segment:

Industry Segment	Three Months Ending September 30, 2002	Nine Months Ending September 30, 2002	Three Months Ending September 30, 2001	Nine Months Ending September 30, 2001

Medical Equipment	25%	23%	19%	22%
Governmental Equipment	14%	12%	0%	0%
Industrial/Instrumentation	16%	16%	15%	18%
Banking	14%	13%	22%	17%
Telecommunications	12%	13%	14%	13%
Semiconductor Equipment	6%	5%	14%	16%
Office Products	4%	6%	5%	5%
All Others	9%	12%	11%	9%

         Gross Profit. Total third quarter gross profit decreased $0.7 million or 5.8%, from $12.0 million in the third quarter of 2001 to $11.3 million in the third quarter of 2002. The gross margin decreasedfrom 14.2% in the third quarter of 2001 to 14.0% in the third quarter of 2002. Total gross profit decreased $4.4 million, or 12.2%, from $35.9 million in the first three quarters of 2001 to $31.5 million in the first three quarters of 2002. The gross margin increased from 11.3% in the first three quarters of 2001 (15.1% excluding the $12 million non-cash inventory writedown in the second quarter of 2001) to 13.0% in the first three quarters of 2002.

         ECD third quarter gross profit decreased $2.3 million, or 33.5%, from $8.6 million in the third quarter of 2001 to $5.8 million in the third quarter of 2002. ECD gross margin decreased from 18.8% in the third quarter of 2001 to 16.5% in the third quarter of 2002. The decrease in gross profit dollars and gross profit margin is due to a greater portion of ECD sales being generated from sales from the memory module business which typically have a lower gross profit margin than sales from other electronic components. Sales from the memory module business increased as a percentage of total ECD net sales from 11.7% in the third quarter of 2001 to 30.1% in the third quarter of 2002. ECD gross profit decreased $4.9, or 20.5%, from $23.8 million in the first three quarters of 2001 ($33.8 million excluding the $10.0 million non-cash inventory writedown charge in the second quarter of 2001) to $19.0 million in the first three quarters of 2002. ECD gross margin increased from 12.9% (18.3% excluding the $10.0 million non-cash inventory writedown charge in the second quarter of 2001) in the first three quarters of 2001 to 16.1% in the first three quarters of 2002. Sales from the memory module business increased as a percentage of total ECD net sales from 12.5% in the first three quarters of 2001 to 26.9% in the first three quarters of 2002.

         EMS gross profit increased $2.2 million, or 64.9%, from $3.4 million in the third quarter of 2001 to $5.6 million in the third quarter of 2002 and gross margin increased from 8.7% in the third quarter of 2001 to 12.2% in the third quarter of 2002. EMS first three quarters gross profit increased $0.5 million, or 4.1% from $12.1 million in 2001 to $12.6 million in 2002 and its gross margin increased from 9.0% in the first three quarters of 2001 (10.5% excluding the $2.0 million non-cash inventory writedown charge in the second quarter of 2001) to 10.1% in the first three quarters of 2002. The decrease in gross margin, excluding the effect of the inventory writedown is primarily attributable to under utilization of assets in the manufacturing process due to the significant reduction of sales orders in the first three quarters of 2002.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $1.5 million, or 10.1%, from $15.3 million in the third quarter of 2001 to $13.7 million in the third quarter of 2002. Selling, general and administrative expenses, as a percentage of net sales decreased from 18.0% in the third quarter of 2001 to 17.0% in the third quarter of 2002. For the first nine months of 2002, selling, general and administrative expenses decreased $10.6 million or 20.2% from $52.6 million in the first three quarters of 2001 to $42.0 million in the first three quarters of 2002. Selling, general and administrative expenses as a percentage of net sales increased from 16.5% in the first nine months of 2001 to 17.3% in the first nine months of 2002. The overall decrease in selling, general and administrative expenses is primarily attributable to cost cutting measures implemented in the second half of 2001 and the first half of 2002. The employee base declined by 50 employees from 1,588 in the third quarter of 2001 to 1,538 in the third quarter of 2002 which represents a 3% reduction in overall workforce, resulting in a corresponding reduction in selling, general and administrative expenses.

         Interest Expense. Net interest expense decreased $0.6 million, or 21.8%, from $2.6 million in the third quarter of 2001 to $2.0 million in the third quarter of 2002. Net interest expense in the first three quarters decreased $2.4 million, or 27.7%, from $8.5 million in the first three quarters of 2001 to $6.1 million in the first three quarters of 2002. The decrease is primarily attributed to the decrease in average outstanding debt of $29.3 million, from $154.0 million during the first three quarters of 2001 to $124.7 million during the first three quarters of 2002, and a decrease in our overall average interest rate from 7.4% during the first nine months of 2001 to 6.6% during the first nine months of 2002.

         Income Taxes. During the three month period ended September 30, 2002, we incurred losses before income taxes of $4.4 million. As a result, we recognized a deferred tax asset and an offsetting valuation allowance of $1.7 million, resulting in no income tax benefit. Realization of the tax loss carryforwards are contingent upon future taxable earnings in the appropriate jurisdiction. Each carryforward item is reviewed for expected utilization, using a “more likely than not” approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (federal or state), the relevant history for the particular item, the applicable expiration dates, and identified actions under our control in realizing the associated carryforward benefits. We assess the available positive and negative evidence surrounding the recoverability of the deferred tax assets and apply judgment in estimating the amount of valuation allowance necessary under the circumstances. We continue to assess and evaluate strategies that will enable the carryforward, or a greater portion thereof, to be utilized, and will reduce the valuation allowance appropriately for each item at such time when it is determined that the “more likely than not” criterion is satisfied.

LIQUIDITY AND CAPITAL RESOURCES

         We primarily finance our operations through subordinated notes, bank credit lines, operating cash flows, capital equipment leases, and short-term financing through supplier credit lines.

         Net cash provided by or used in operating activities has historically been driven by net income (loss) levels combined with fluctuations in inventory, accounts receivable and accounts payable. Operating activities for the first three quarters of 2002 provided cash of approximately $18.9 million. This cash flow resulted primarily from decreases in accounts receivable of $4.8 million, inventories of $13.3 million, income taxes receivable of $7.0 million, and an increase in accounts payable of $6.6 million. These items were partially offset by a decrease in accrued expenses of $1.4 million. Days sales in accounts receivable were approximately 54 and 64 as of September 30, 2002 and 2001, respectively. Annualized inventory turns for the first three quarters of 2002 were approximately 4.5 turns, as compared to 4.1 turns for the same period in 2001, excluding the 2001 inventory writedown.

         Capital expenditures totaled approximately $2.3 million in the first three quarters of 2002. These capital expenditures were primarily for the conversion of available floor space in our Tampa, Florida manufacturing facility into office space for our distribution division’s support staff and corporate headquarters. These expenditures were funded by the working capital line of credit.

         At September 30, 2002, Reptron was not in compliance with the earnings covenant contained in the Company’s credit agreement with its lenders. The Company’s credit facility was refinanced as of October 10, 2002 with new lenders and modified covenants. Accordingly, the note payable has been classified as a non-current obligation. The Credit Agreement provides for a $60 million revolving credit facility. Provided various conditions described in the Credit Agreement are met, including the repayment or refinancing of the Company’s bond indenture obligations prior to June 30, 2004 and maintenance of certain financial covenants, the facility is to extend through October 10, 2005. Borrowings under the Credit Agreement are collateralized by substantially all of the assets of Reptron. The Credit Agreement limits the amount of capital expenditures and prohibits the payment of dividends thereby restricting the distribution of retained earnings. The Company is currently in compliance with the covenants in the new Credit Agreement. However, there can be no assurance that the Company will be in compliance in the future with the earnings covenant contained in the Credit Agreement, or be able to obtain waivers of non-compliance from its lenders.

         Management believes that credit facilities currently available will be sufficient to meet the capital expenditures and working capital needs of our operations as presently conducted. However, future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities and available credit provided by our lenders and suppliers. In particular, management is considering various alternatives related to the payment of approximately $76.3 million of our 6.75% Convertible Subordinated Notes (“Convertible Notes”), which will become due in August 2004. If the Convertible Notes are not converted into our common stock, we will be required to repay the indebtedness or make other arrangements to refinance the Convertible Notes. If we fail to do so, it will result in a default of the Convertible Notes, which would have a material adverse effect on our business and financial condition. There can be no assurance that such financing will be available in amounts and on acceptable terms.

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002, however, certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The adoption of these pronouncements did not have a material effect on our financial position or results of operations.

         A third party valuation consultant was engaged to assist in preparing valuations on certain business units of Reptron for the purpose of evaluating the impact of the adoption of SFAS 142. Based primarily on a report dated May 13, 2002 from the valuation consultant and our internal analysis, as of January 1, 2002, there is no impairment of the net goodwill associated with acquisitions we made in prior periods. Beginning January 1, 2002, we ceased amortization of the excess of cost over net assets acquired (goodwill). This amortization expense was approximately $0.6 million in the nine month period ended September 30, 2001.

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

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. The provisions of the statement were adopted by the Company as of January 1, 2002. The adoption of this pronouncement did not have a significant impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Issued 6/02). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management does not believe that adoption of this pronouncement will have a material effect on the Company’s financial position or results of operations.

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         While we had no holdings of derivative financial or commodity instruments at September 30, 2002, we are exposed to financial market risks, including changes in interest rates. A majority of our borrowings bear a fixed interest rate. However, borrowings under our bank Credit Facility bear interest at a variable rate based on the prime rate or the London Interbank Offered Rate.

Item 4.	CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of a date within 90 days of the filing of this Form 10-Q, that its disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

REPTRON ELECTRONICS, INC.

PART II. OTHER INFORMATION

         Item 6.          Exhibits and Reports on Form 8-K

         a.       Exhibits

10.1* Loan And Security Agreement Dated October 10, 2002. 99.1 Certification Pursuant to 18 U.S.C. §1350. 99.2 Certification Pursuant to 18 U.S.C. §1350.

         b.       Reports on Form 8-K

None

* Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to the Company's request for confidential treatment pursuant to Rule 24b-2 promulgated under the Securities Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2002	REPTRON ELECTRONICS, INC. (Registrant)
	By:	/s/ PAUL J. PLANTE

Paul J. Plante, President and Chief Operating Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Michael L. Musto, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Reptron Electronics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 14, 2002	/s/ MICHAEL L. MUSTO

Michael L. Musto, Chief Executive Officer

I, Paul J. Plante, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Reptron Electronics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 14, 2002	/s/ PAUL J. PLANTE

Paul J. Plante, President and Chief Operating Officer (Principal Accounting Officer)