Form 10-K
period 2002-12-31
REPTRON ELECTRONICS INC
filed 2003-04-15
CIK 918765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 0-23426

REPTRON ELECTRONICS, INC.

(Exact name of registrant as specified in its charter)

Florida	38-2081116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

13700 Reptron Boulevard, Tampa, Florida	33626
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(813) 854-2351

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, $.01 par value
6¾ Convertible Subordinated Notes, due 2004

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes    ☐    No    ☒

The aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant as of June 28, 2002 was approximately $10,588,000.

The number of shares of the registrant’s common stock issued and outstanding as of April 11, 2003 was 6,417,196.

Documents Incorporated by Reference:

Parts of Reptron’s definitive proxy statement for the Annual Meeting of Reptron’s Shareholders to be held on June 23, 2003 are incorporated by reference into Part III of this Form.

REPTRON ELECTRONICS, INC.

FORM 10-K

Fiscal Year ended December 31, 2002

PART I

References to “Reptron”, “the Company”, “we”, “us” and “our” refer to Reptron Electronics, Inc., and its subsidiaries, unless the context otherwise requires. This document contains certain forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Factors that could cause actual results to differ materially include the following: business conditions and growth in Reptron’s industry and in the general economy; competitive factors; risks due to shifts in market demand; the ability of Reptron to complete acquisitions; and the risk factors listed from time to time in Reptron’s reports filed with the Securities and Exchange Commission as well as assumptions regarding the foregoing. The words “believe”, “plans”, “estimate”, “expect”, “intend”, “anticipate”, and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. Reptron undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.

Item 1.    Business

General

We are an electronics manufacturing supply chain services company providing demand creation distribution of electronic components, custom logistics and supply chain management services, engineering services, display integration services and electronic manufacturing services through our two business segments, Electronic Component Distribution (“ECD”) and Electronic Manufacturing Services (“EMS”). The ECD segment is comprised of Reptron Distribution and Reptron Computer Products. The EMS segment is comprised of Reptron Manufacturing Services and Reptron Display and Systems Integration.

Reptron was incorporated under the laws of Michigan in 1973 and reincorporated under the laws of Florida in 1993. Reptron’s principal executive offices are located at 13700 Reptron Boulevard, Tampa, Florida 33626, and its telephone number is (813) 854-2351.

The Electronic Manufacturing Services Industry and Electronic Component Distribution Industry

Electronics Manufacturing Services.    The EMS industry has experienced rapid changes over the past several years as an increasing number of original equipment manufacturers (“OEMs”) have chosen to outsource printed circuit board assemblies and display product integration and assembly to electronics manufacturing specialists such as Reptron Manufacturing Services and Reptron Display and System Integration. Factors driving OEMs to favor outsourcing to electronics manufacturing specialists include:

•	Reduced Time to Market. Because of the intense competitive pressures and rapidly progressing technology in the electronics industry, OEMs are faced with increasingly short product life-cycles and therefore have a growing need to reduce the time required to bring a product to market. OEMs can reduce their time to market by using an electronics manufacturer’s established manufacturing expertise and infrastructure.

•	Minimized Capital Investment. As electronic products have become more technologically advanced, the manufacturing process has become increasingly automated and highly intricate, and manufacturers have had to invest in new capital equipment at an accelerated rate. By outsourcing to electronics manufacturing specialists, OEMs are able to lower their investment in inventory, facilities and equipment, thereby enabling them to allocate capital to other activities such as sales and marketing and research and development.

•	Focused Resources. Because the electronics industry is experiencing greater levels of competition and more rapid technological change, many OEMs increasingly seek to focus their resources on activities and technologies that add greater value. By offering turnkey manufacturing services and comprehensive electronic assembly, electronics manufacturing specialists permit OEMs to focus on their core business activities, such as product development and marketing.

•	Access to Leading Edge Manufacturing Technology. Electronic products and electronics manufacturing technology have become increasingly sophisticated and complex. OEMs desire to work with electronics manufacturing specialists in order to gain access to their technological expertise in process development and control.

•	Improved Inventory Management and Purchasing Power. Electronics industry OEMs are faced with increasing difficulties in planning, procuring and managing their inventories efficiently due to frequent design changes, short product life-cycles, large investments in electronic components, component price fluctuations and the need to achieve economies of scale in materials procurement. Electronics manufacturing specialists are able to manage both procurement and inventory, and have demonstrated proficiency in purchasing components at improved pricing.

•	Access to Low Cost Manufacturing. The rapid move towards globalization has rendered the electronics industry to be more competitive than ever before. Therefore, OEMs require access to low cost manufacturing regions. Electronic Manufacturing Services providers have established facilities in these low cost regions enabling access to low cost manufacturing.

Electronic Component Distribution.    Most manufacturers of electronic components rely on independent distributors, such as Reptron, to extend their marketing operations. As a stocking, marketing and financial intermediary, a distributor relieves the manufacturer of part of the costs associated with the stocking and selling of its products, including otherwise potentially sizeable investments in inventories, accounts receivable and personnel. Additionally, the use of the distribution business model allows the manufacturer to lower its fixed expenses, thereby converting selling expenses into variable costs supported by sales revenue. At the same time, the distributor offers to a broad range of customers the convenience of diverse inventory, flexible deliveries and a wide range of value-added services to help manage material procurement requirements. Manufacturers have historically viewed their distributors as essential extensions of their marketing organizations and by customers who recognize the value that distributors add to the total material procurement process.

In recent years, an increasing portion of electronic component procurement has been placed through the distribution channel. This trend has been driven by component manufacturers who place an increasing emphasis on developing new technology while outsourcing a growing portion of the sales function to component distributors. Fixed selling expenses are reduced through their use of the distributor’s sales infrastructure.

Customer needs have also contributed to a growing percentage of component sales placed through distribution. Customers must continue to focus on reducing operating costs and minimizing their inventory investment in order to remain competitive. Their need for inventory control programs (kan ban, kitting, JIT, auto-replenishment, bonding, etc.), component engineering and programming and frequent schedule changes cannot be accommodated by component manufacturers. Distributors provide these programs and others as part of their value-added services offering. In recent years, a larger percentage of distribution sales are associated with value-added services. At the same time, the distributor has assumed a larger role in the management of the supply chain.

Strategy

Reptron’s principal business objective is to expand its presence as an electronics supply chain services company within specific market segments. In order to implement its objective, Reptron has formulated a strategy for each of its business units based upon the following key elements:

•	Target Manufacturing Customers in Specific Market Segments. Reptron Manufacturing Services follows a well-defined strategy in its EMS business. Reptron Manufacturing Services focuses on complex assemblies in medium-to-high volumes for commercial and industrial customers. Additionally, Reptron Manufacturing Services seeks customers that will utilize its engineering expertise and its ability to assemble customers’ products by integrating printed circuit board assemblies into other elements of the customers’ products (sometimes referred to as total “box build”). Reptron Manufacturing Services also seeks customer relationships in which Reptron Manufacturing Services is the primary source and avoids engagements requiring an overflow supplier. Reptron Manufacturing Services targets customers in a variety of industries to establish diversity among the customers and industries served. Primary target industry segments include medical and industrial instrumentation.

•	Leverage Investments Made in its Manufacturing Facilities. Reptron has invested in facilities that will allow it to expand its business. Reptron believes its manufacturing facilities can accommodate approximately $300 million in annual contract manufacturing net sales based on the types of business currently transacted by Reptron Manufacturing Services. Reptron Manufacturing Services’ 2002 combined sales totaled approximately $155 million. Consequently, Reptron believes there is adequate capacity to support future sales growth.

•	Focus On Select Technologies For Reptron Distribution. Reptron Distribution focuses on select technologies including various types of semiconductors, flat panel displays, power supplies and industrial printers. We have partnered with approximately thirty suppliers providing these products. This narrowly focused approach enables Reptron Distribution to develop superior expertise and service in these product categories thereby adding value to customers and suppliers.

Certain Considerations

Credit Agreement.    Three lenders have made available to us a $60 million revolving credit facility (the “Credit Agreement”) through October 10, 2005. Borrowings under the Credit Agreement are collateralized by substantially all assets of Reptron including inventory, accounts receivable, equipment and general intangibles and certain of our real property. The Credit Agreement limits the amount of capital expenditures and prohibits the payment of dividends without the lender’s consent. Amounts outstanding under the Credit Agreement as of December 31, 2002 were approximately $33.6 million. The Credit Agreement contains certain covenants including a minimum quarterly measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined by the Credit Agreement. Reptron was not in compliance with the minimum quarterly EBITDA covenant as of December 31, 2002. Additionally, management believes that Reptron will not meet the EBITDA covenants required under the Credit Agreement for at least the calendar quarters ending March 31 and June 30, 2003. Additionally, we are in default of the Credit Agreement as a result of our default under the 6 3/4% Convertible Notes due August 11, 2004 (see below). As a result of these defaults, our lenders could make demand for immediate repayment of all outstanding advances under the Credit Agreement and exercise their rights as a secured lender as provided under the Credit Agreement. Additionally, some of the advance ratios provided under our Credit Agreement have been made more restrictive, thereby reducing our liquidity. Notwithstanding our lender’s right to make demand for immediate and full repayment of all outstanding advances under the Credit Agreement, our lenders continue to provide us financing under the Credit Agreement. Management is working with our lenders to develop arrangements for our lenders to waive these defaults under the Credit Agreement as well as negotiating an amendment to the Credit Agreement directed toward reducing the EBITDA covenants required in future calendar quarters. We cannot assure you that we will receive the necessary waivers or adjustments to these covenants. If our lenders were to terminate the Credit Agreement, for any reason, or substantially reduce the amount of credit available under the Credit Agreement, it is unlikely that we would be able to continue our operations without the benefit of protection under the United States Bankruptcy laws, all of which would have a material adverse effect on our business and financial condition.

Convertible Notes.    As of December 31, 2002, there was outstanding approximately $76.3 million of Convertible Notes. The holders of the Convertible Notes have the right to convert any portion of the principal amount of the outstanding Convertible Notes, at the date of conversion, into shares of our common stock at any time prior to the close of business on August 1, 2004, at a conversion rate of 35.0877 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to a conversion price of approximately $28.50 per share). There is no requirement that the holders of the Convertible Notes convert on or before August 1, 2004. Additionally, the Company has the right to require the redemption of the Convertible Notes under certain circumstances. We believe it is extremely unlikely that the Convertible Notes will be either converted or redeemed given the Company’s financial condition and the trading price for its stock.

The Company failed to make the February 1, 2003 interest payment due to holders of the Convertible Notes. Reptron does not have adequate liquidity to make this interest payment and we cannot determine when, if ever, we will have the ability to do so. Because we were unable to cure this default on or before March 5, 2003, under identified conditions described in the Notes and under that certain Trust Indenture between Reptron and Reliance Trust Company (whose successor in interest is US Bank), dated August 5, 1997 pursuant to which the Notes were issued, the outstanding principal indebtedness of the Convertible Notes can be currently accelerated and become immediately due and payable.

Certain holders of the Convertible Notes have formed an ad-hoc committee to discuss possible alternatives in the restructuring of the indebtedness and terms of repayment of the restructured debt under the Convertible Notes. The ad-hoc committee represents approximately 56% of the total outstanding principal due under the Convertible Notes. The ad-hoc committee has retained legal counsel and we have engaged a consulting firm to assist in the negotiations of a restructuring with the ad-hoc committee. If we fail to reach an agreement, it is likely that the holders of the Convertible Notes will make demand for payment of the defaulted interest and accelerate and make demand for full and immediate repayment of the outstanding principal amount due under the Convertible Notes, all of which would have a material adverse effect on our business and financial condition. We do not have sufficient liquidity to satisfy such demands. In such event, it is probable that we would seek protection under the United States Bankruptcy laws.

Significant Possibility of Substantial Shareholder Dilution in Connection With the Restructuring of the Indebtedness Represented by the Convertible Notes.    We believe that it is likely that we will be required to issue a substantial amount of our unissued common stock in exchange for the agreement of the holders of the Convertible Notes to reduce the amount of the principal indebtedness due under the Convertible Notes and to restructure the repayment terms of the restructured indebtedness. It is likely that at the conclusion of the restructuring of the Convertible Notes, the holders of the Convertible Notes will own a substantial majority of our issued and outstanding common stock.

Current Adverse Economic Environment.    During 2001 and 2002, the United States economy experienced little to no growth. Many companies in the electronics industry experienced significant contraction due to adverse market conditions. We have continued cost cutting measures, initiated in 2001, that were directed at addressing these market conditions. There can be no assurance, however, that these cost cutting measures will be effective or adequate to compensate for the significant reductions in our sales and earnings. In addition, the defaults under our Credit Agreement and under the Convertible Notes have caused some of our vendors to limit the amount of credit extended to us or reduce the time for payment of credit extended thereby putting additional pressure on our overall financial condition. If current economic conditions continue for an extended period of time, we believe that this will have a material adverse effect on our operating results and financial condition and may require us to seek protection under the United States Bankruptcy laws.

Dependence upon Key Vendors.    Many of the components distributed by Reptron Distribution are currently manufactured by a relatively small number of independent vendors. Four vendors collectively accounted for approximately 47% and 53% of Reptron Distribution’s net sales in 2002 and 2001, respectively (16% and 26% of Reptron’s total 2002 and 2001 net sales, respectively). Reptron does not have long-term distribution contracts with its vendors. These contracts are non-exclusive and typically are cancelable upon 30 to 90 days written notice. Additionally, our management believes that vendors are consolidating their distribution relationships. We believe that our future success will depend, in large part, on maintaining our existing vendor relationships. The loss of, or significant disruptions in the relationship with, one or more of Reptron’s principal vendors could have a material adverse effect on Reptron’s future operating results. See “Reptron Distribution—Vendors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Customer Concentration and Related Factors Affecting Operating Results.    Reptron’s business units have certain customers that account for a significant part of their respective net sales. The ten largest ECD customers collectively represented 37% and 32% of its net sales in 2002 and in 2001 (18% and 19% of Reptron’s total net sales in 2002 and 2001, respectively). Reptron’s three largest EMS customers accounted for approximately 20%, 9% and 8% of its net sales in 2002, respectively, and 17%, 10% and 6% of its net sales in 2001, respectively, (11%, 5% and 4% of Reptron’s total net sales in 2002, respectively, and 7%, 4% and 3% of Reptron’s total net sales in 2001, respectively). The loss of one or more of these major customers, or a reduction in their level of purchasing, could have a material adverse effect on Reptron’s business, results of operations and financial condition. Some of our customers have expressed concern over the large losses we have incurred and the defaults under our Credit Agreement and under the Convertible Notes. It is possible that our major customers could suspend or terminate business activity with us due to these concerns. This action would have a material adverse effect on our business.

Reptron Manufacturing Services’ operating results are affected by a number of factors, including fixed plant utilization, price competition, ability to keep pace with technological developments, the degree of automation that can be used in an assembly process, efficiencies that can be achieved by managing inventories and fixed assets, the timing of orders from major customers, the timing of capital expenditures in anticipation of increased sales, incurring substantial start-up costs on new assemblies, customer product delivery requirements and costs and shortages of components and labor. In addition, because of the limited number of Reptron Manufacturing Services’ customers and the corresponding concentration of its accounts receivable, the insolvency or other inability or unwillingness of its customers to pay for manufacturing services could have a material adverse effect on Reptron’s operating results. See —“Reptron Distribution—Marketing and Customers” and “Reptron Manufacturing Services—Marketing and Customers.”

The Volume and Timing of Customer Sales May Vary—Reptron Distribution.    The results for Reptron Distribution may vary widely based upon customer demand and general economic conditions. Consistent with historical periods of economic downturn in the electronics industry (including the current economic downturn), in 2001 and 2002 Reptron Distribution experienced a significant reduction in orders and increases in order cancellations and requests for delayed deliveries as well as increases in instances of customers being unable to pay for product. There can be no assurance that Reptron Distribution’s contractual arrangements will adequately compensate it for the loss of sales due to these factors. Sustained economic downturn in the electronics industry will continue to have a material adverse effect on Reptron Distribution’s operating results and financial condition.

The Volume and Timing of Customer Sales May Vary—Reptron Manufacturing Services.    The volume and timing of purchase orders placed by Reptron Manufacturing Services’ customers are affected by a number of factors, including variation in demand for customers’ products, customer attempts to manage inventory, changes in product design or specifications and changes in the customers’ manufacturing strategies. Reptron Manufacturing Services typically does not obtain long-term purchase orders or commitments but instead works with its customers to develop nonbinding forecasts of future requirements. Based on such nonbinding forecasts, Reptron Manufacturing Services makes commitments regarding the level of business that it will seek and accept, the timing of production schedules and the levels and utilization of personnel and other resources. A variety of conditions, both specific to each individual customer and generally affecting each customer’s industry, may cause customers to cancel, reduce or delay orders that were either previously made or anticipated. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty, except for payment for services rendered or product completed and, in certain circumstances, payment for materials purchased and charges associated with such cancellation, reduction or delay. Significant or numerous cancellations, reductions or delays in orders by customers, or any inability by customers to pay for services provided by us or to pay for components and materials purchased by us on such customers’ behalf, could have a material adverse effect on our operating results.

Competition.    We face substantial competition. We believe that many of our competitors have international operations and significantly greater manufacturing, financial, marketing, research and development resources, and broader name recognition. Reptron Distribution faces competition from hundreds of electronic component distributors of various sizes, locations and market focuses (e.g., military, commercial, consumer) and competes principally on the basis of product selection, reputation and customer service. We believe that vendor representation and product diversity create segmentation among distributors. Reptron Distribution has several primary competitors that carry similar lines. Reptron Manufacturing Services and Reptron Display and System Integration compete in a highly fragmented market composed of a diverse group of EMS providers. Reptron believes that the key competitive factors in its markets are manufacturing flexibility, price, manufacturing quality, advanced manufacturing technology and reliable delivery. Additionally, Reptron Manufacturing Services faces the potential risk that its customers may elect to produce their products internally, thereby eliminating manufacturing opportunities for Reptron Manufacturing Services. There can be no assurance that Reptron will be able to continue to compete effectively with existing or potential competitors. See “—Competition.”

Availability of Components.    We rely on third-party suppliers for electronic components. We believe that component shortages may have a material adverse effect on Reptron’s ability to service its customers. At various times, there have been shortages of components in the electronics industry and from time to time the supply of certain electronic components is subject to limited allocations. If shortages of components should occur, we expect that we may be forced to delay shipment or to purchase components at higher prices (that may not be able to be passed on to our customers), which may have a material adverse effect on customer demand, our ability to service customer needs or our gross margins. We believe that any of these events could have a material adverse effect on our operating results.

Dependence Upon Key Personnel.    The success of Reptron to date has been largely dependent upon the efforts and abilities of Reptron’s key managerial and technical employees. The loss of the services of certain of these key employees or an inability to attract or retain qualified employees could have a material adverse effect on Reptron.

Volatility of Component Pricing.    Reptron Distribution sells a significant amount of commodity-type components that have historically experienced volatile pricing. These components include dynamic random access memory (“DRAM”) and static random access memory (“SRAM”) products. If market pricing for these components decreases significantly, Reptron may experience periods when its investment in component inventory exceeds the market price of such components. Such market conditions could have a negative impact on sales, gross profit margins, and the increase in excess inventory. Most of the components sold through the Reptron Computer Products division are not supplied under distribution agreements and consequently, this inventory is not subject to those contractual protections afforded under standard distribution agreements. See “—Reptron Distribution—Vendors.”

Migration of Electronic Manufacturing to Asia.    A growing number of electronic manufacturing service providers have relocated a portion or all of their manufacturing operations to Asia. In particular, the growth rate in China has been very strong in recent years to the detriment of other regions of the world. This trend is driven primarily by high availability of low cost labor. In order for us to remain competitive in the markets we serve and have targeted, we will need to expand a portion of our manufacturing capability to Asia. If we are unable to develop a manufacturing presence in Asia, our ability to effectively compete will be materially and adversely affected.

Electronic Manufacturing Services (EMS)

Our Electronic Manufacturing Services segment includes Reptron Manufacturing Services and Reptron Display and System Integration. We entered into the electronics manufacturing services business through an acquisition in 1986. Reptron Manufacturing Services currently operates from three locations and represents approximately 94% of the total 2002 EMS sales. Reptron Display and System Integration was acquired in 1999 and operates from a single facility. Reptron Display and Systems Integration represents approximately 6% of total 2002 EMS sales.

Manufacturing Operations.    Reptron Manufacturing Services provides turnkey manufacturing services, including the purchase of customer-specified components from its extensive network of component suppliers (including Reptron Distribution), assembly of components on printed circuit boards, performance of post-production testing and in certain instances total box build assembly. Reptron Manufacturing Services attempts to perform as much of a given manufacturing process as is feasible and generally does not perform labor-only, consignment assembly functions unless management believes that such engagements may provide a direct route to turnkey contracts. Typical manufacturing engagements include medium to high volume assembly of complex products.

Reptron Manufacturing Services provides design-for-manufacturability engineering services as well as surface mount technology (“SMT”) conversion, pin through hole (“PTH”) interconnection technologies and printed circuit board layout services for existing products. Reptron Manufacturing Services also provides test process design capabilities that include the design and development of test fixtures and procedures and software for both in-circuit tests and functional tests of circuit boards, components and products.

Reptron Manufacturing Services is able to efficiently manage its materials procurement and inventory management functions. The inherent scheduling and procurement challenges in medium volume production of a large number of different circuit board assemblies requires a high level of expertise in material procurement. Reptron Manufacturing Services obtains its electronic components from a wide variety of manufacturers and distributors, some of which are procured through Reptron Distribution.

Reptron Display and Systems integration performs product assembly services for products that include flat panel display technology. We provided various forms of engineering, product burn-in, clean room environments and other services. This total service approach enables customer loyalty and higher margins.

Marketing and Customers.    Reptron Manufacturing Services follows a well-defined marketing strategy, which includes the following key elements:

•	Target Customers Requiring Complex Printed Circuit Board Assemblies. Reptron Manufacturing Services focuses on complex assemblies in medium-to-high volumes for customers primarily in the telecommunications, healthcare, industrial/instrumentation, banking and office products industries. Reptron Manufacturing Services does not manufacture extremely high volume printed circuit board assemblies for the personal computer, consumer products or automotive industries. Reptron Manufacturing Services targets customers requiring a high number of different circuit board assemblies, thereby seeking to minimize its exposure to any one product made for a specific customer. Reptron Manufacturing Services focuses on the medium-to-high volume batch business because of its reduced volatility. Reptron Manufacturing Services gains access to a significant number of these kinds of customers through its direct sales force and independent manufacturer’s representatives. Additionally, Reptron Manufacturing Services expands its market and customer development through its independent sales representatives.

•	Target Customer Relationships where Reptron Manufacturing Services is the Primary Source. Reptron Manufacturing Services seeks engagements with customers that have decided to strategically outsource substantially all circuit board assembly. Consequently, Reptron Manufacturing Services markets its services as a “partnership” with the customer and encourages the customer to view Reptron Manufacturing Services as an extension of its own manufacturing capabilities. Reptron Manufacturing Services attempts to avoid relationships where Reptron Manufacturing Services is used as an overflow supplier to manage peak volume requirements.

•

Maintain a Diverse Customer and Industry Base.    Reptron Manufacturing Services targets customers primarily in the telecommunications, medical, industrial/instrumentation, banking and office products industries and seeks to maintain a diversity of customers among these industries and within each industry. In addition, Reptron Manufacturing Services believes that the industries that it targets make products that generally have longer life cycles, more stable demand and less price pressure compared to consumer oriented products. Nevertheless, Reptron Manufacturing Services’ customers from time to time, experience downturns in their respective businesses resulting in fluctuations in demand for Reptron Manufacturing Services’ services. See “—Certain Considerations—The Volume and Timing of Customer Sales May Vary.”

•	Target Customers Seeking Value-Added Services. Reptron Manufacturing Services offers a wide variety of services in addition to circuit board assembly and total product assembly. Theses services include various forms of engineering and inventory control programs. Reptron Manufacturing Services seeks to include its services offering in customer engagements to avoid a commodity service business model. We believe selling these value-added services promotes customer longevity and more profitable customer engagements.

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

Reptron Manufacturing Services seeks to maintain diversity within its customer base and industries served. During 2002, Reptron Manufacturing Services’ largest three customers represented 22%, 10% and 8%, respectively of Reptron Manufacturing Services’ 2002 net sales (11%, 5% and 4%, respectively of total Reptron net sales). During 2001, Reptron Manufacturing Services’ largest three customers represented 18%, 11% and 6%, respectively of Reptron Manufacturing Services’ 2001 net sales (7%, 4% and 3%, respectively of total Reptron net sales). The following table sets forth the principle industries and the percentage of Reptron Manufacturing Services sales derived from various industries for 2002 and 2001.

	2002	2001
Industry	% of Sales	% of Sales
Medical	26%	22%
Semiconductor Equipment	5%	14%
Industrial/Instrumentation	16%	18%
Telecommunications	16%	15%
Banking	14%	21%
Government	11%	0%
Office Products	5%	5%
Other	7%	5%

Manufacturing Facilities.    Reptron Manufacturing Services operates three plants. These manufacturing facilities are equipped with advanced SMT assembly equipment and PTH insertion equipment. The Gaylord, Michigan 80,000 square foot manufacturing facility is owned by us and was constructed in 1988. The Tampa, Florida 150,000 square foot manufacturing and corporate headquarters facility is owned by us and was completed in the first quarter of 1997. Reptron Manufacturing Services leases six buildings in Hibbing, Minnesota, which total 127,000 square feet. These buildings are owned in part by four individuals on Reptron Manufacturing’s senior management team. Additionally, we own a 40,300 square foot building in Hibbing, Minnesota which is occupied by Reptron Manufacturing Services. Reptron Display and System Integration operates from a 40,000 square foot leased facility in Fremont, California.

The Hibbing, Minnesota manufacturing plant accounted for approximately 38% of Reptron Manufacturing Services’ 2002 net sales, with the Tampa, Florida plant totaling approximately 33% of 2002 net sales, and the Gaylord, Michigan manufacturing plant totaling approximately 29% of 2002 net sales.

Electronic Component Distribution (ECD)

Our Electronic Component Distribution segment includes Reptron Distribution and Reptron Computer Products. Reptron Distribution sells electronic components primarily to original equipment manufacturers in a wide variety of industries. We were founded in 1973 in Detroit, Michigan as a distributor of electronic components. Reptron Distribution now operates in a significantly reduced a network of sales offices, outside sales personnel, in-house telemarketing sales and customer support personnel which management believes collectively addresses most of the total available electronic components market in the United States as well as selected international markets. Reptron Distribution represented approximately 71% of total 2002 ECD segment sales.

Reptron Computer Products primarily sells memory modules to retail stores. This operating unit was formed in 1995 and has grown to represent approximately 29% of 2002 ECD segment sales.

Products.    Reptron Distribution represents over 30 vendor lines and distributes more than 45,000 separate items. The products that Reptron distributes can be broadly divided into four main groups: semiconductors, flat panel displays, passive products and electromechanical components.

Semiconductors accounted for approximately 60% and 65% of Reptron Distribution’s sales in 2002 and 2001, respectively. Reptron Distribution’s product offering includes application specific integrated circuits (“ASICs”), a variety of memory devices (i.e, dynamic, static, programmable) and microprocessors and controllers produced by over 22 vendors. We represent a number of leading semiconductor manufacturers, including Hitachi, Sharp, OKI and Samsung. Flat panel displays accounted for approximately 18% and 13% of Reptron Distribution’s sales in 2002 and 2001, respectively. The display product offering included liquid crystal displays (LCD) and thin film transistor displays (TFT) as well as various peripheral devices produced by leading manufacturers including Hitachi, Kyocera, Samsung and Sharp. Passive products and electromechanical components accounted for the remaining 22% and 22% of Reptron Distribution sales in 2002 and 2001, respectively. Among these components are capacitors, resistors, relays, power supplies and industrial printers manufactured by over 12 vendors, such as Astec, Vishay, Lambda and Seiko MPD. Reptron Distribution’s largest four vendor lines collectively represented 47% and 53% of Reptron Distribution’s sales in 2002 and 2001, respectively (16% and 26% of Reptron’s total net sales in 2002 and 2001, respectively). See “Certain Considerations—Dependence Upon Key Vendors.”

Reptron’s Computer Products unit is devoted primarily to selling memory modules. This business unit employs a separate sales and support staff that focuses on a different market niche and customer base than is serviced by Reptron Distribution. This unit sells primarily to retail stores. Other markets include computer integrators, internet retailing and value-added resellers. Sales are generally characterized by higher volumes, lower gross profit margins and lower selling, general and administrative expenses than other electronic component sales generated by Reptron Distribution. Sales from Reptron Computer Products accounted for 29% and 15% of ECD net sales in 2002 and 2001, respectively (14% and 9% of Reptron’s total net sales in 2002 and 2001, respectively).

Services.    Reptron Distribution sells primarily to approximately 2,000 customers representing diverse industries including: robotics, telecommunications, computers and computer peripherals, consumer electronics, healthcare, industrial controls and contract manufacturing. Services provided to these customers include component sales, component engineering, inventory replenishment programs, in-plant stores, component programming, EDI, and other internet based communications. For its vendors, Reptron Distribution has developed product promotion, technical seminars, and customer identification programs that help vendors build recognition of individual products and target and market to specific types of customers. Reptron Distribution has also developed and hosts several internet web sites which promote and sell vendor products.

Vendors.    In selecting vendors to represent, Reptron Distribution considers numerous factors, including product demand, availability and compatibility with existing product lines. Reptron Distribution has non-

exclusive, geographically limited agreements with its franchised vendors for the sale of their products, which we believe is customary in the industry. Reptron Distribution’s agreements with vendors do not restrict us from selling similar products manufactured by our vendors’ competitors, and typically allow termination by either party upon 30 to 90 days notice.

Reptron Distribution’s franchised vendors generally protect Reptron against potential write-downs of inventories based upon vendors’ price reductions or technological changes. Under the terms of most of Reptron Distribution’s franchised distributor agreements, if we comply with certain conditions, the vendor is required, pursuant to price protection privileges, to credit us for decreases in inventory value resulting from reductions in the vendor’s list prices of the items. In addition, under the stock rotation terms of Reptron Distribution’s franchised distributor agreements, we have the right to return to the vendor for credit against current obligations or future orders a specified portion of those inventory items purchased within a designated period. These return privileges generally do not apply to inventory items designated by the vendors as non-standard or discontinued. Additionally, the return privileges may be limited to items purchased within one year. The extent of these return privileges are customarily tied to the amount of new inventory purchased over designated periods. Reptron’s ability to return product has been diminished in recent years due to the significant downward trend in our purchases of inventory from franchised vendors, primarily due to the depressed status of our industry.

A vendor that elects to terminate a distributor agreement is generally required to purchase from the distributor the total amount of its products carried in the distributor’s inventory, less a restocking charge. Once again, vendors generally are not required to accept return of non-standard or discontinued items as well as items purchased over one year prior to such a termination. We believe that our distributor agreements are on terms and conditions consistent with industry standards. Reptron Distribution will, as well, purchase inventory from non-franchise vendors, which inventory is not subject to price protection and stock rotation privileges. Most of the components sold through the Computer Products division are not supplied under vendor distribution agreements, and consequently, this inventory is not subject to the price protection and stock rotation privileges.

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

Reptron Distribution has approximately 2,000 primary customers located throughout the United States. Reptron Distribution’s customers are in diverse industries, including robotics, telecommunications, computers and computer peripherals, consumer electronics, healthcare, industrial controls and contract manufacturing.

Property and Offices.    Reptron owns a 150,000 square foot facility in Tampa, Florida. A portion of this building houses centralized customer support personnel, the corporate sales team, management staff and executive offices for Reptron Distribution. We lease a 71,500 square foot distribution center in Reno, Nevada where substantially all of Reptron Distribution’s shipments originate. Reptron leases six office suites serving as sales offices for Reptron Distribution. These offices average approximately 5,000 square feet in size and contain a small space for warehousing of inventory and sales materials. Lease terms of these facilities range from 3 to 7 years and expire at various dates through 2006. In all other areas served by Reptron Distribution, outside sales personnel and field application engineers work from an office in their home. During 2002, we closed eleven sales offices converting their respective geographic areas from the sales office suite operating model to our current home office approach. The table that follows describes how each geographic market is served:

Locations With Office Suites:

Atlanta, Georgia

Boston, Massachusetts

Chicago, Illinois

Irvine, California

San Jose, California

Tampa, Florida

Robinson Point, Singapore

Locations served by personnel from home offices:

Austin, Texas

Baltimore, Maryland

Cleveland, Ohio

Dallas, Texas

Dayton, Ohio

Detroit, Michigan

Ft. Lauderdale, Florida

Guadalajara, Mexico

Hartford, Connecticut

Hauppauge (Long Island), New York

Huntsville, Alabama

Los Angeles, California

Minneapolis, Minnesota

Philadelphia, Pennsylvania

Portland, Oregon

Raleigh, North Carolina

Rochester, New York

Sacramento, California

San Diego, California

Seattle, Washington

Reptron Computer Products leases a 7,650 square foot packaging and distribution center in Tampa, Florida. The lease for this facility expires in March, 2007. Management for this division is located in a 1,500 square foot office suite in Salem, New Hampshire. This lease expires in December 2003.

Competition

We face substantial competition. Many of our competitors in each division have international operations and significantly greater manufacturing, financial, marketing and research and development resources and broader name recognition than we do. Reptron Distribution faces competition from hundreds of electronic component distributors of various sizes, locations and market focuses (e.g. military, commercial, consumer) and competes principally on the basis of product selection and value-added customer service. Vendor representation and product diversity create segmentation among distributors. Reptron Distribution has several primary competitors that carry similar significant Asian semiconductor vendors, as well as competitors who manufacture electronic components domestically. Reptron Distribution attempts to differentiate itself from these competitors through its focus on a select set of technologies where it can bring superior value to its customers and suppliers based on its expertise.

Reptron Manufacturing Services competes in a highly fragmented market composed of a diverse group of EMS providers. Reptron Manufacturing Services believes that the key competitive factors in its markets are manufacturing flexibility, price, manufacturing quality, advanced manufacturing technology and reliable delivery. Many EMS providers operate extremely high-volume facilities and focus on target markets, such as the computer industry, that Reptron Manufacturing Services does not seek to serve. Reptron Manufacturing Services considers its key competitive advantages to include its expertise in medium-to-high volume, flexible batch processing, its provision of value-added services and its material management techniques. We believe that

Reptron Manufacturing Services’ expertise in flexible, batch processing differentiates it from its high-volume competitors because of the relative complexity of economically fulfilling a large number of batch contracts. We also believe that by focusing on medium-to-high volume production runs Reptron Manufacturing Services competes effectively. See —”Certain Considerations—Competition.”

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

Management Information Systems

We have made significant investments in computer hardware, software and management information system (“MIS”) personnel. The Reptron Distribution, Reptron Manufacturing Services and Reptron Display and System Integration’s MIS departments collectively employ approximately 23 individuals who are responsible for hardware upgrades, maintenance of current software and related databases and augmenting software packages with custom programming. We currently maintain an internet web page that provides a wide variety of information, as well as, links to vendors and customers. Our expanded use of web based technologies include enhanced e-mail and interactive use of the our intranet for data warehouse applications such as quality documentation, human resources documentation, MIS systems documentation and interactive corporate forms. We operate within Reptron Distribution and Reptron Manufacturing Services with UNIX-based software packages written in a fourth generation language.

The UNIX-based software packages used by Reptron Distribution and Reptron Manufacturing Services may be operated on a variety of hardware platforms. Therefore, neither division is restricted to the use of computer hardware from any one supplier and do not have the constraints associated with proprietary hardware.

Reptron Distribution operates an integrated distribution software package that has been greatly enhanced with custom programming. This system allows management to direct the entire Reptron Distribution operation by connecting all sales offices to the corporate headquarters.

Reptron Manufacturing Services operates an integrated MRP II package which has also been greatly enhanced by its MIS staff through custom programming. This system is used to operate and integrate Reptron Manufacturing Services’ manufacturing plants with central administrative functions.

Reptron Display and System Integration operates on a newly acquired integrated software package, MAS90. This client-server software has minimal hardware performance requirements and interfaces with a number of database formats, allowing the flexibility of utilizing third-party reporting tools.

Employees

As of February 28, 2003, we employed 1,317 persons, of whom 221 were dedicated to Reptron Distribution and Reptron Computer Products, 1,039 were dedicated to Reptron Manufacturing Services, 45 were dedicated to Reptron Display and System Integration and 12 were corporate employees. Hourly employees at the manufacturing plant in Hibbing, Minnesota are covered under a collective bargaining agreement with the International Brotherhood of Electrical Workers. The current term of the collective bargaining agreement expires in September 2006.

Item 2.    Properties

We occupy a number of facilities located throughout the United States. Currently, we operate four manufacturing facilities, 6 sales offices, one main warehouse and a corporate headquarters facility.

Owned facilities.    We own a 150,000 square foot facility located in Tampa, Florida which is occupied by the Tampa Reptron Manufacturing Services plant, the operations headquarters and centralized customer support center for Reptron Distribution and the corporate headquarters for the entire Company. We also own a 80,000 square foot Reptron Manufacturing Services facility in Gaylord, Michigan. Finally, we own a 40,300 square foot manufacturing building which is one of seven buildings that forms our manufacturing campus in Hibbing, Minnesota.

Leased facilities.    We lease 6 office suites serving as sales offices for Reptron Distribution. These offices average approximately 5,000 square feet in size and contain a small space for warehousing inventory and sales materials. Lease terms on these offices range from three to five years and expire at various dates through 2006. Additionally, in November 2000 we entered into a lease for a warehouse facility in Reno, Nevada that is approximately 71,000 square feet for Reptron Distribution. The lease on this facility expires in May 2011. The warehouse and distribution operations were fully transferred to the Nevada facility in the first half of 2001.

We lease a total of 127,000 square feet of manufacturing and administrative offices for the Reptron Manufacturing Services operation in Hibbing, Minnesota. The lease on these buildings expires in December 2007.

We lease a total of 40,000 square feet of manufacturing and administrative offices for the Reptron Display and System Integration operation in Fremont, California. The lease on the buildings expires in July 2004.

Item 3.    Legal Proceedings

We are one of ninety-one defendants in a patent infringement action commenced in April 2000, in the United States District Court for the District of Arizona, by the Lemelson Medical, Education & Research Foundation, Limited Partnership (“Lemelson”). Lemelson alleges that we and the other co-defendants have infringed various patents that purportedly cover the use of “machine vision” and “bar code” scanning equipment. Lemelson has asserted similar claims against other companies in our industry, as well as against companies in other industries. We understand that Lemelson has entered into licenses with others, for the patents alleged to be infringed by us. If our defenses of the alleged claims prove unsuccessful, we cannot ensure that we will be offered a license of the Lemelson patents. Based on our understanding of the terms that Lemelson has made available to other licensees, if such a license is negotiated, we believe that obtaining a license from Lemelson under the same or similar terms would not have a material adverse effect on our results of operations or financial condition. However, if a license is effectuated, we cannot ensure that its terms, or the ultimate resolution of this matter, will not have a material adverse effect on our operating results or financial condition.

We are, from time to time, involved in other litigation relating to claims arising out of our operations in the ordinary course of business. We believe that none of these claims, which were outstanding as of December 31, 2002, should have a material adverse impact on our financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ending December 31, 2002.

PART II

Item 5.    Market For Registrant’s Common Stock and Related Stockholder Matters

Our common stock is traded on The NASDAQ SmallCap National Market under the symbol “REPT”. Our common stock began trading of the NASDAQ SmallCap Market on January 27, 2003. Prior to that, our common stock was traded on the NASDAQ National Market System. The following table sets forth, for the periods indicated, the high and low close prices of our common stock as reported by the NASDAQ National Market and NASDAQ SmallCap Market, as appropriate:

Fiscal 2001	High	Low
First Quarter	$11.75	$5.69
Second Quarter	$8.20	$4.02
Third Quarter	$6.20	$2.60
Fourth Quarter	$4.10	$2.41

Fiscal 2002	High	Low
First Quarter	$5.00	$3.00
Second Quarter	$3.82	$1.61
Third Quarter	$2.00	$0.75
Fourth Quarter	$0.92	$0.36

Fiscal 2003	High	Low
First Quarter (through April 11, 2003)	$0.96	$0.16

On April 11, 2003, the last sale price of our common stock, as reported by The NASDAQ SmallCap System was $0.22 per share.

As of April 11, 2003, there were approximately 100 holders of record of our common stock.

We have never declared or paid dividends on our common stock. We do not intend, for the foreseeable future, to declare or pay any cash dividends and intend to retain earnings, if any, for the future operation and expansion of our business. Our current line of credit prohibits the payment of dividends.

The following table sets forth certain information relating to our equity compensation plans as of December 31, 2002.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Shareholders	1,127,438	$6.42	1,954,135
Equity Compensation Plans Not Approved by Shareholders	—	$—	—

Item 6.    Selected Financial Data

The following table summarizes selected financial data of Reptron and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(In thousands except share and per share data)
Operating Statement Data:
Net sales—Electronic Component Distribution	$156,507	$198,132	$345,906	$227,259	$154,506
Net sales—Electronic Manufacturing Services	146,282	161,085	230,553	171,388	165,101

Total net sales	$302,789	$359,217	$576,459	$398,647	$319,607

Gross profit—Electronic Component Distribution(1)	$25,081	$34,525	$63,027	$31,174	$21,375
Gross profit—Electronic Manufacturing Services(2)	12,847	17,249	30,535	14,981	17,096

Total gross profit	37,928	51,774	93,562	46,155	38,471
Selling, general and administrative expenses(3)	51,206	55,902	71,543	66,685	56,658

Operating income (loss)	(13,278)	(4,128)	22,019	(20,530)	(18,187)
Interest expense, net	8,339	8,582	11,425	10,754	8,020

Earnings (loss) before income taxes	(21,617)	(12,710)	10,594	(31,284)	(26,207)
Income tax provision (benefit)(4)	(8,470)	(4,703)	4,903	(9,460)	—

Net earnings (loss) before extraordinary item	(13,147)	(8,007)	5,691	(21,824)	(26,207)
Extraordinary gain on extinguishment of debt, net	—	12,776	—	—	—

Net earnings (loss)	$(13,147)	$4,769	$5,691	$(21,824)	$(26,207)

Net earnings (loss) per common share—basic	$(2.15)	$0.78	$0.91	$(3.42)	$(4.08)

Weighted average Common Stock shares Outstanding—basic	6,118,023	6,151,563	6,252,938	6,389,474	6,416,319

Net earnings (loss) per common share—diluted	$(2.15)	$0.78	$0.83	$(3.42)	$(4.08)

Weighted average Common Stock equivalent shares outstanding—diluted	6,118,023	6,151,563	6,836,911	6,389,474	6,416,319

	December 31,
	1998	1999	2000	2001	2002
Balance Sheet Data:
Working capital	$101,829	$95,677	$146,708	$100,972	$27,076
Total assets	210,083	215,853	294,606	199,395	156,974
Long-term obligations—including current portion	133,163	119,797	162,461	132,704	81,487
Shareholders’ equity	42,126	46,960	53,775	532,172	6,028

(1)	Net of inventory writedown of $10.0 million in the second quarter of 2001 and $3.2 million in the fourth quarter of 2002.
(2)	Net of inventory writedown of $2.0 million in the second quarter of 2001.
(3)	Net of writedown of unamortized loan costs associated with a refinancing, severance pay associated with reduction in workforce, and costs incurred for early termination of office leases. All of these items collectively totaled approximately $1.8 million and were primarily incurred in the fourth quarter of 2002.
(4)	Net of deferred tax benefit asset of $2.2 million recorded in 2001 and $10.1 million in 2002.

Item	7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This document contains certain forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Factors that could cause actual results to differ materially include the following: business conditions and growth in Reptron’s industry and in the general economy; competitive factors; risks due to shifts in market demand; the ability of Reptron to complete acquisitions; and the risk factors listed from time to time in Reptron’s reports filed with the Securities and Exchange Commission as well as assumptions regarding the foregoing. The words “believe”, “plans”, “estimate”, “expect”, “intend”, “anticipate”, and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. Reptron undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of Reptron’s net sales represented by each line item presented, except for Reptron Distribution and Electronic Manufacturing Services gross profit, which is presented as a percentage of net sales of the respective segments:

	Year ended December 31,
	2000	2001	2002
Net sales—Electronic Component Distribution	60.0%	57.0%	48.3%
Net sales—Electronic Manufacturing Services	40.0	43.0	51.7

Total net sales	100.0%	100.0%	100.0%

Gross profit—Electronic Component Distribution	18.2%	13.7%[1]	13.8%[4]

Gross profit—Electronic Manufacturing Services	13.2%	8.7%[2]	10.4%

Total gross profit	16.2%	11.6%	12.0%
Selling, general and administrative expenses	12.4	16.7	17.7

Operating income (loss)	3.8	(5.1)	(5.7)
Interest expense, net	2.0	2.7	2.5

Earnings (loss) before income taxes	1.8%	(7.8)%	(8.2)%
Income tax provision (benefit)	0.8	(2.4)[3]	—

Net earnings (loss)	1.0%	(5.4)%	(8.2)%

(1)	18.1% excluding a $10.0 million inventory writedown in the second quarter of 2001.
(2)	9.9% excluding a $2.0 million inventory writedown in the second quarter of 2001.
(3)	(2.9)% excluding a $2.2 million deferred tax benefit reserve recorded in 2001.
(4)	15.9% excluding a $3.2 million inventory writedown in the fourth quarter of 2002.

2002 Compared to 2001

Net Sales.    Total net sales decreased $79.0 million, or 19.8%, from $398.6 million in 2001 to $319.6 million in 2002.

ECD total net sales decreased $72.8 million, or 32.0%, from $227.3 million in 2001 to $154.5 million in 2002. Approximately $83.5 million of this decrease was from Reptron Distribution, our franchise distribution business that sells electronic components primarily to original equipment manufacturers (“OEM”). Management believes that this decrease resulted primarily from the continuation of the industry-wide downturn in the price and sales volume of electronic components experienced in the United States in 2001 and continuing throughout 2002 as well as our loss of market share. This decrease was partially offset by an increase of approximately $10.7 million from Reptron Computer Products, our memory module business which primarily sells DRAM modules through retail stores. Sales of semiconductors, displays, passive components and electromechanical components accounted for 72%, 12%, 6%, and 10%, respectively, of 2002 ECD net sales compared to 70%, 10%, 10%, and 10%, respectively, of 2001 ECD net sales. Sales generated from the top four ECD vendors accounted for approximately $51 million, or 33% of 2002 ECD net sales, as compared with approximately $102 million or 45% of 2001 ECD net sales.

EMS net sales decreased $6.3 million, or 3.7%, from $171.4 million in 2001 to $165.1 million in 2002. This decrease is primarily attributable to decreased demand within the semiconductor equipment and telecommunications customer base of EMS. The three largest EMS customers accounted for approximately 20%, 9% and 8%, respectively, of 2002 EMS net sales (11%, 5% and 4%, respectively, of total Reptron 2002 net sales) as compared to 17%, 10% and 6%, respectively, of 2001 EMS net sales (7%, 4% and 3%, respectively, of total Reptron 2001 net sales).

Gross Profit.    Total gross profit decreased $7.7 million or 16.7%, from $46.2 million in 2001 to $38.5 million in 2002. The gross margin increased from 11.6% in 2001 (14.6% excluding the $12.0 million non-cash inventory writedown in the second quarter of 2001) to 12.0% in 2002 (13.0% excluding the $3.2 million non-cash inventory writedown in the fourth quarter of 2002). The change in gross profit margin, excluding the effect of the inventory writedowns, is primarily attributable to the overall decline in business as a result of general economic conditions.

ECD gross profit decreased $9.8 million, or 31.4%, from $31.2 million in 2001 to $21.4 million in 2002. ECD gross margin increased from 13.7% in 2001 (18.1% excluding the $10.0 million non-cash inventory writedown in the second quarter of 2001 to reflect the rapid decline in market pricing for electronic components and as a result of distributor supplier lines terminated by Reptron) to 13.8% in 2002 (15.9% excluding the $3.2 million non-cash inventory writedown in the fourth quarter of 2002 to reflect the decline in market pricing for electronic components). The decrease in gross profit dollars and gross profit margin, excluding the effect of the inventory writedowns, is primarily due to a greater portion of total ECD sales being generated from sales from the memory module business, Reptron Computer Products, which has a lower gross profit margin, 10.5% in 2002, than sales from our base distribution business, 18.2% in 2002. Sales from the memory module business increased as a percentage of total ECD net sales from 15.3% 2001 to 29.5% in 2002. The decrease in gross profit dollars, excluding the effect of the inventory charges and the effect of our memory module business, is primarily due to a decrease in sales experienced in 2002 as compared to 2001 in our base distribution business unit.

EMS gross profit increased $2.1 million, or 14.1%, from $15.0 million in 2001 to $17.1 million in 2002 and gross margin increased from 8.7% in 2001 (9.9% excluding the $2.0 million non-cash inventory writedown charge in the second quarter of 2001) to 10.4% in 2002. The increase in gross profit and gross margin, excluding the effect of the 2001 inventory writedown, is primarily attributable to a more efficient materials procurement and a more effective manufacturing process in 2002 versus 2001.

Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses decreased $10.0 million, or 15.0%, from $66.7 million 2001 ($67.8 million excluding a $1.1 million gain on the sale of assets in the fourth quarter of 2001) to $56.7 million in 2002. These expenses, as a percentage of net sales, increased from 16.7% in 2001 to 17.7% in 2002. The overall decrease in selling, general and administrative expenses is primarily attributable to cost cutting measures implemented in the second half of 2001 and throughout 2002. The employee base declined 215 from 1,532 in 2001 to 1,317 in 2002, a 14% reduction in workforce, resulting in a corresponding reduction in selling, general and administrative expenses. Additionally, the Company incurred approximately $1.8 million of restructuring charges in 2002 related to the conversion of Reptron Distribution sales model, in part, from a sales office suite to a home office approach.

Interest Expense.    Net interest expense decreased $2.7 million, or 25.4%, from $10.8 million in 2001 to $8.0 million in 2002. The decrease is primarily attributed to the decrease in average outstanding debt of $23.7 million, from $147.6 million during 2001 to $123.9 million during 2002, and a decrease in our overall average interest rate from 7.3% during 2001 to 6.5% during 2002.

Income Taxes.    During 2002, we incurred losses before income taxes of $26.2 million. As a result, we recognized a deferred tax asset and an offsetting valuation allowance of $8.7 million, resulting in no income tax benefit. Realization of the tax loss carryforwards are contingent upon future taxable earnings in the appropriate jurisdiction. Each carryforward item is reviewed for expected utilization, using a “more likely than not” approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (federal or state), the relevant history for the particular item, the applicable expiration dates, and identified actions under our control in realizing the associated carryforward benefits. We assess the available positive and negative evidence surrounding the recoverability of the deferred tax assets and apply judgment in estimating the amount of valuation allowance necessary under the circumstances. We continue to assess and evaluate strategies that will enable the carryforward, or a greater portion thereof, to be utilized, and will reduce the valuation allowance appropriately for each item at such time when it is determined that the “more likely than not” criterion is satisfied.

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

Liquidity and Capital Resources

We primarily finance our operations through subordinated notes, bank credit lines, operating cash flows, and short-term financing through supplier credit lines.

Net cash used in or provided by operating activities has historically been provided by net income (loss) levels combined with fluctuations in inventory, accounts receivable and accounts payable. Operating activities for 2002 provided cash of approximately $22.4 million. This cash flow resulted primarily from decreases in accounts receivables of $11.3 million, inventories of $19.1 million, income taxes receivable of $7.0 million, and an increase in accrued expenses of $1.2 million. Days sales in accounts receivable were approximately 50 days at December 31, 2002 compared to 60 days at December 31, 2001. Annualized inventory turns for 2002 were 4.7 times compared to 3.7 times for 2001.

Capital expenditures totaled approximately $4.2 million in 2002. These capital expenditures were primarily for manufacturing equipment and the conversion of available floor space in our Tampa, Florida manufacturing facility into office space for our distribution division’s support staff and corporate headquarters. These expenditures were funded by the working capital line of credit.

Credit Agreement.    Three lenders have made available to us a $60 million revolving credit facility (the “Credit Agreement”) through October 10, 2005. Borrowings under the Credit Agreement are collateralized by substantially all assets of Reptron including inventory, accounts receivable, equipment and general intangibles and certain of our real property. The Credit Agreement limits the amount of capital expenditures and prohibits the payment of dividends without the lender’s consent. Amounts outstanding under the Credit Agreement as of December 31, 2002 were approximately $33.6 million. As of December 31, 2002, approximately $6.2 million was available under this Credit Agreement.

The Credit Agreement contains certain covenants including a minimum quarterly measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined by the Credit Agreement. Reptron was not in compliance with the minimum quarterly EBITDA covenant as of December 31, 2002. Additionally, management believes that Reptron will not meet the EBITDA covenants required under the Credit Agreement for at least the calendar quarters ending March 31 and June 30, 2003. Additionally, we are in default of the Credit Agreement as a result of our default of the Convertible Notes (see below). As a result of these defaults, our lenders could make demand for immediate repayment of all outstanding advances under the Credit Agreement and exercise their rights as a secured lender as provided under the Credit Agreement. Additionally, some of the advance ratios provided under our Credit Agreement have been made more restrictive, thereby reducing our liquidity. Notwithstanding our lender’s right to make demand for immediate and full repayment of all outstanding advances under the Credit Agreement, our lenders continue to provide us financing under the Credit Agreement. Management is working with our lenders to develop arrangements for our lenders to waive these defaults under the Credit Agreement as well as negotiating an amendment to the Credit Agreement directed toward reducing the EBITDA covenants required in future calendar quarters. We cannot assure you that we will receive the necessary waivers and adjustments to these covenants. If our lenders were to terminate the Credit Agreement, for any reason, or substantially reduce the amount available under the Credit Agreement, it is unlikely that we would be able to continue our operations without the benefit of protection under the United States Bankruptcy laws, all of which would have a material adverse effect on our business and financial condition.

Convertible Notes.    As of December 31, 2002, there was outstanding approximately $76.3 million of Convertible Notes. The holders of the Convertible Notes have the right to convert any portion of the principal amount of the outstanding Convertible Notes, at the date of conversion, into shares of our common stock at any time prior to the close of business on August 1, 2004, at a conversion rate of 35.0877 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to a conversion price of approximately $28.50 per share). There is no requirement that the holders of the Convertible Notes convert on or before August 1, 2004. Additionally, the Company has the right to require the redemption of the Convertible Notes under certain circumstances. We believe it is extremely unlikely that the Convertible Notes will be either converted or redeemed given the Company’s financial condition and the trading price for its stock.

The Company failed to make the February 1, 2003 interest payment due to holders of the Convertible Notes. Reptron does not have adequate liquidity to make this interest payment and we cannot determine when, if ever we will have the ability to do so. Because we were unable to cure this default on or before March 5, 2003, under identified conditions described in the Notes and under that certain Trust Indenture between Reptron and Reliance Trust Company (the predecessor to the current trustee, US Bank), dated August 5, 1997 pursuant to which the Notes were issued, the outstanding principal indebtedness of the Convertible Notes can be currently accelerated and become immediately due and payable.

Certain holders of the Convertible Notes have formed an ad-hoc committee to discuss possible alternatives regarding the restructuring of the indebtedness and terms of repayment of the restructured debt under the Convertible Notes. The ad-hoc committee represents approximately 56% of the total outstanding principal due under the Convertible Notes. The ad-hoc committee has retained legal counsel and we have engaged a consulting firm to assist in the negotiations of this restructuring with the ad-hoc committee. If we fail to reach an agreement, it is likely that the holders of the Convertible Notes will make demand for payment of the defaulted interest and accelerate and make demand for full and immediate repayment of the outstanding principal amount due under the Convertible Note, all of which would have a material adverse effect on our business and financial condition. We do not have sufficient liquidity to satisfy such demands. In such event, it is probable that we would seek protection under the United States Bankruptcy laws.

Future liquidity and cash requirements will depend on a wide range of factors including the level of business in existing operations, credit lines extended by trade suppliers, the need for expansion of manufacturing operations in foreign countries (especially China) and capital expenditure requirements. The ability to meet future liquidity requirements will depend upon the successful negotiation of waivers of the defaults under our

Credit Agreement, renegotiating our Credit Agreement to reduce the future quarterly EBITDA requirements, as well as restructuring the indebtedness represented by the Convertible Notes. There can be no assurance of successful completion of any of these items. Additionally, there can be no assurance that the lenders under our Credit Agreement will continue to provide financing in light of the existing defaults under the Credit Agreement or that the indebtedness under the Convertible Notes will not be accelerated and become immediately due and payable. Accordingly, there can be no assurance that Reptron will be able to meet its working capital needs for any future period. As a result of the items discussed above, the Report of Independent Certified Public Accountants included elsewhere herein has been modified to indicate substantial doubt regarding our ability to continue as a going concern.

Critical Accounting Policies

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period and related disclosure of contingent assets and liabilities. These estimates and assumptions are based upon the Company’s continuous evaluation of historical results and anticipated future events. Actual results may differ from these estimates under different assumptions or conditions.

The Securities and Exchange Commission (the “SEC”) defines critical accounting polices as those that are, in management’s view, most important to the portrayal of the Company’s financial condition and results of operations and those that require significant judgments and estimates. The Company believes the following critical accounting policies involve the more significant judgments and estimates used in the preparation of its consolidated financial statements:

Valuation of Receivables.    The Company maintains an allowance for doubtful accounts for estimated losses resulting from customer defaults. The Company performs ongoing credit evaluations of its customers considering among other things, the customers’ payment history and current ability to pay. A provision for uncollectible amounts is adjusted based on these evaluations and historical experience. If the financial condition of a customer were to deteriorate, resulting in an impairment of that customer’s ability to make payments to the Company, additional reserves may be required.

Valuation of Inventories.    Inventories are recorded at the lower of cost or estimated market value. Cost is determined using the first-in, first-out and average cost methods. The Company’s inventories are comprised, in part, of high technology components sold to rapidly changing and competitive markets whereby such inventories may be subject to early technological obsolescence.

The Company evaluates inventories for excess, obsolescence or other factors that may render inventories unmarketable at normal margins. Write-downs are recorded so that inventories reflect the approximate net realizable value and take into consideration the Company’s contractual provisions with its customers and suppliers governing price protection, stock rotation and return privileges relating to obsolescence. Because of the large number of transactions and the complexity of managing the process around price protections and stock rotations, estimates are made regarding adjustments to the carrying amount of inventories. Additionally, assumptions about future demand, market conditions and decisions to discontinue certain product lines can impact the decision to write down inventories. If assumptions about future demand change or actual market conditions are less favorable than those projected by management, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

Goodwill.    In assessing the Company’s goodwill for impairment in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” the Company is required to assess the valuation of its reporting units, which involves making significant assumptions about the future cash flows and overall performance of its reporting units. Should these assumptions or the structure of the reporting units change in the future based upon market conditions or changes in business strategy, the Company may be required to record impairment charges to its goodwill.

Deferred Income Taxes.    The carrying value of the Company’s deferred income tax assets is dependent upon the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions. Should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be expensed in the period such determination was made. The Company presently records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not expected to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount (including the valuation allowance), an adjustment to the deferred tax asset would increase income in the period such determination was made.

Restructuring and Other Special Charges.    The Company has recorded a reserve of approximately $1.1 million in connection with restructuring its distribution business. This reserve primarily includes estimates related to employee separation costs and costs related to the consolidation of facilities. Actual amounts could be different from those estimated.

Contingencies.    The Company is the subject of various threatened or pending legal actions and contingencies in the normal course of conduction its business. The Company provides for costs related to these matters when a loss is probable and the amount can be reasonably estimated. The Company assesses the likelihood of adverse judgements or outcomes to these matters, as well as the range of potential losses. A determination of the reserves required, if any, is made after careful analysis. The required reserves may change in the future due to new developments.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002, however, certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The adoption of these pronouncements did not have a material effect on our financial position or results of operations.

A third party valuation consultant was engaged to assist in preparing valuations on certain business units of Reptron for the purpose of evaluating the impact of the adoption of SFAS 142. Based primarily on a report dated May 13, 2002 from the valuation consultant and our internal analysis, as of January 1, 2002, there is no impairment of the net goodwill associated with acquisitions we made in prior periods. Beginning January 1, 2002, we ceased amortization of goodwill. This amortization expense was approximately $0.8 million in 2001.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not expect the adoption of this standard to materially affect our financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees, and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities the Company initiates after that date.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections (SFAS 145). Among other provisions, SFAS 145 rescinds FASB Statement 4, Reporting Gains and Losses from Extinguishment of Debt. Accordingly, gains or losses from extinguishment of debt should not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30). Gains or losses from extinguishment of debt, which do not meet the criteria of APB 30, should be reclassified to income from continuing operations in all prior periods presented. The provisions of SFAS 145 will be effective for fiscal years beginning after May 15, 2002.

In December 2002, the FASB issued SFAS No. 148 (SFAS 148), Accounting for Stock-Based Compensation —Transition and Disclosure: an amendment of FASB Statement 123 (SFAS 123), to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company does not plan a change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

In November 2002, FASB issued Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company does not expect FIN 45 will have a material effect on its 2003 financial statements.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“Variable Interest Entities”). Variable Interest Entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a Variable Interest Entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to Variable Interest Entities created after January 31, 2003, and to Variable Interest Entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to Variable Interest Entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect that the adoption of the provisions of FIN 46 will have a material affect on its financial condition or results of operations.

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk

While Reptron had no holdings of derivative financial or commodity instruments at December 31, 2002, we are exposed to financial market risks, including changes in interest rates. Approximately 71% of interest bearing borrowings have a fixed interest rate. However, borrowings under the working capital Credit Agreement bear interest at a variable rate based on the Domestic Rate Loan (5.5% at December 31, 2002). Based on the average floating rate borrowings outstanding throughout 2002, a 90 basis point change in the interest rates would have caused Reptron’s interest expense, net of the income tax effect, to change by approximately $380,000. Reptron believes that this amount is not significant to its 2002 results of operations.

Item 8.    Financial Statements and Supplementary Data

The financial statements required by this Item are contained in pages F-1 through F-26 of this Report and are incorporated into this Item by reference.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information required by this Item is incorporated by reference to the definitive proxy statement to be filed by Reptron for the Annual Meeting of Shareholders to be held June 23, 2003.

Item 11.    Executive Compensation

Information required by this Item is incorporated by reference to the definitive proxy statement to be filed by Reptron for the Annual Meeting of Shareholders to be held June 23, 2003.

Item	12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters

Information required by this Item is incorporated by reference to the definitive proxy statement to be filed by Reptron for the Annual Meeting of Shareholders to be held June 23, 2003.

Information regarding equity compensation plans required by this Item is included in Item 5 of Part II of this report and is incorporated into this Item by reference.

Item 13.    Certain Relationships and Related Transactions

Information required by this Item is incorporated by reference to the definitive proxy statement to be filed by Reptron for the Annual Meeting of Shareholders to be held June 23, 2003.

Item 14.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”). Based on the Evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that, subject to the limitations noted below, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Principal Accounting Officer, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, missstatements due to error or fraud may occur and not be detected.

Chief Executive Officer and Principal Accounting Officer Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the Chief Executive Officer and the Principal Accounting Officer. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART IV

Item 15.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)	The following documents are filed as part of the report:

1. and 2.    The financial statements and schedule filed as part of this report are listed separately in the Index to Financial Statements and Schedules beginning on page F-1 of this report.

3.    For Exhibits see Item 15 (c), below.

(b)	No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 2002, by Reptron.

(c)	List of Exhibits:

Exhibit No.		Description

3.1		Articles of Incorporation (1)

3.1	(a)	Articles of Amendment to the Articles of Incorporation (5)

3.2		Bylaws (1)

4.1		Specimen Certificate for the Common Stock of Registrant (1)

4.2		Form of Indenture (4)

4.3		Form of Convertible Subordinated Note (included in Exhibit 4.2)

4.4		See Items 10.8 to 10.14 and Items 10.20 and 10.21

10.1		Reptron Electronics, Inc. Employee Profit Sharing Plan (1)

10.2		Reptron Electronics, Inc. Amended and Restated Incentive Stock Option Plan (2)

10.3		Reptron Electronics, Inc. Non-Employee Director Stock Option Plan (2)

10.4		Reptron Electronics, Inc. 401(k) Retirement Savings Plan (3)

10.5		Employment Agreement between Michael L. Musto and Reptron Electronics, Inc., dated June 5, 1998 (7)

10.6		Employment Agreement between Paul Plante and Reptron Electronics, Inc., dated January 5, 1999 (13)

10.7		Employment Agreement between Jack Killoren and Reptron Electronics, Inc., dated January 14, 1999 (9)

10.8		Revolving Credit Facility and Security Agreement between PNC Bank, National Association and Reptron Electronics, Inc., dated January 8, 1999 (8)

10.9		Revolving Credit and Security Agreement First Amendment between PNC Bank, National Association and Reptron Electronics, Inc., dated November 10, 1999 (11)

10.10		Revolving Credit and Security Agreement Second Amendment between PNC Bank, National Association and Reptron, dated February 28, 2000 (11)

10.11		Revolving Credit and Security Agreement Third Amendment between PNC Bank, National Association and Reptron Electronics, Inc., dated May 4, 2000 (15)

10.12		Revolving Credit and Security Agreement Fourth Amendment between PNC Bank, National Association and Reptron Electronics, Inc., dated July 20, 2000 (13)

10.13		Revolving Credit and Security Agreement Fifth Amendment between PNC Bank, National Association and Reptron Electronics, Inc., dated September 27, 2001 (14)

Exhibit No.	Description

10.14	Revolving Credit and Security Agreement Sixth Amendment between PNC Bank, National Association and Reptron Electronics, Inc., dated December 31, 2001 (15)

10.15	Distributor Contract between the Electronic Components Division of Seiko Instruments U.S.A., Inc. and Reptron Electronics, Inc., dated February 11, 1998 (6)

10.16	Distributor Contract between Micro Printer Division of Seiko Instruments U.S.A., Inc. and Reptron Electronics, Inc., dated February 4, 1998 (6)

10.17	Distributor Agreement between Samsung Semiconductor, Inc. and Reptron Electronics, Inc., dated June 1, 1998 (8)

10.18	Distributor Agreement between Samsung Display Devices Inc. and Reptron Electronics, Inc., dated June 24, 1999 (10)

10.19	Commercial Mortgage Agreement between General Electric Capital Business Asset Funding Corporation and Reptron Electronics, Inc. dated February 29, 2000 (12)

10.20	Revolving Credit and Security Agreement Seventh Amendment between PNC Bank, National Association and Reptron Electronics, Inc., dated June 26, 2002 (16)

10.21	Loan and Security Agreement between Congress Financial and Reptron Electronics, Inc., dated October 10, 2002 (17)

10.22	Employment Agreement between Leigh Adams and Reptron Electronics, Inc., dated December 5, 1997

23.1	Consent of Grant Thornton LLP

24.1	Power of Attorney (See Signature Page)

99.1	Certification by the Chief Executive Officer of Reptron Electronics, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification by the Principal Accounting Officer of Reptron Electronics, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with Reptron’s Registration Statement on Form S-1, dated February 8, 1994 (File No. 33-75040).
(2)	Filed with Reptron’s Registration Statement on Form S-8, dated December 22, 1994 (File No. 33-87854)
(3)	Filed with Reptron’s Registration Statement on Form S-8, dated June 6, 1997 (File No. 333-28727)
(4)	Filed with Reptron’s Amendment No. 1 to Registration Statement on Form S-3, dated August 4, 1997 (File No. 333-31605)
(5)	Filed with Reptron’s Form 10-Q for the quarter ended June 30, 1997
(6)	Filed with Reptron’s Form 10-K for the year ended December 31, 1997
(7)	Filed with the Company’s Form 10-Q for the quarter ended June 30, 1998
(8)	Filed with Reptron’s Form 10-K for the year ended December 31, 1998
(9)	Filed with Reptron’s Form 10-Q for the quarter ended March 31, 1999
(10)	Filed with Reptron’s Form 10-Q for the quarter ended September 30, 1999
(11)	Filed with Reptron’s Form 10-K for the year ended December 31, 1999
(12)	Filed with Reptron’s Form 10-Q for the quarter ended March 31, 2000
(13)	Filed with Reptron’s Form 10-K for the year ended December 31, 2000
(14)	Filed with Reptron’s Form 10-Q for the quarter ended September 30, 2001
(15)	Filed with Reptron’s Form 10-K for the year ended December 31, 2001
(16)	Filed with Reptron’s Form 10-Q for the quarter ended June 30, 2002
(17)	Filed with Reptron’s Form 10-Q for the quarter ended September 30, 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of Tampa, State of Florida, on March 31, 2003.

REPTRON ELECTRONICS, INC.

By:	/s/ MICHAEL L. MUSTO
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

SIGNATURES	TITLE	DATE
/s/ MICHAEL L. MUSTO Michael L. Musto	Chief Executive Officer, and Director (Principal Executive Officer)	April 15, 2003

/s/ PAUL J. PLANTE Paul J. Plante	President, Chief Operating Officer, Principal Accounting Officer and Director (Principal Financial Officer)	April 15, 2003

/s/ LEIGH A. LANE Leigh A. Lane	Secretary and Director	April 15, 2003

/s/ WILLIAM L. ELSON William L. Elson	Director	April 15, 2003

/s/ BERTRAM MINER Bertram Miner	Director	April 15, 2003

/s/ VINCENT ADDONISIO Vincent Addonisio	Director	April 15, 2003

CERTIFICATIONS

I, Michael L. Musto, certify that:

1.    I have reviewed this annual report on Form 10-K of Reptron Electronics, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	/s/ MICHAEL L. MUSTO
Michael L. Musto, Chief Executive Officer

CERTIFICATIONS

I, Paul J. Plante, certify that:

1.    I have reviewed this annual report on Form 10-K of Reptron Electronics, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	/s/ PAUL J. PLANTE
Paul J. Plante, President and Chief Operating Officer (Principal Accounting Officer)

REPTRON ELECTRONICS, INC.

Report Of Independent Certified Public Accountants

Board of Directors

Reptron Electronics, Inc.

We have audited the accompanying consolidated balance sheets of Reptron Electronics, Inc. and its wholly owned subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of Reptron’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reptron Electronics, Inc. and subsidiaries as of December 31, 2001 and 2002, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Reptron Electronics, Inc. will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company had incurred significant losses in 2002, is in default on its line of credit as of December 31, 2002 and subsequently defaulted on its obligations to the holders of the convertible notes, resulting from not making a scheduled interest payment. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These matters and management’s plans are more fully discussed in Note B to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note P to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002.

/s/ GRANT THORNTON LLP

Tampa, Florida

March 17, 2003,

except for Note B as to

which the date is April 9, 2003

REPTRON ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2001	2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$197	$370
Accounts receivable—trade, net	53,018	41,743
Inventories, net	75,633	53,348
Prepaid expenses and other	1,995	2,154
Income taxes receivable	5,900	—

Total current assets	136,743	97,615
PROPERTY, PLANT AND EQUIPMENT—AT COST, NET	27,133	25,088
GOODWILL, NET	30,073	30,073
DEFERRED INCOME TAX	3,551	2,449
OTHER ASSETS	1,895	1,749

	$199,395	$156,974

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable—trade	$26,873	$26,993
Note Payable To Bank	—	33,606
Current portion of long-term obligations	1,252	1,080
Accrued expenses	7,646	8,860

Total current liabilities	35,771	70,539
NOTE PAYABLE TO BANK	50,596	—
LONG-TERM OBLIGATIONS, less current portion	80,856	80,407
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY
Preferred Stock—authorized 15,000,000 shares of $.10 par value; no shares issued	—	—
Common Stock—authorized 50,000,000 shares of $.01 par value; issued and outstanding, 6,397,196 and 6,417,196 shares, respectively	64	64
Additional paid-in capital	23,083	23,146
Retained earnings (deficit)	9,025	(17,182)

TOTAL SHAREHOLDERS’ EQUITY	32,172	6,028

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$199,395	$156,974

The accompanying notes are an integral part of these statements.

REPTRON ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2000	2001	2002
Net sales	$576,459	$398,647	$319,607
Cost of goods sold	482,897	352,492	281,136

Gross profit	93,562	46,155	38,471
Selling, general and administrative expenses	71,543	66,685	56,658

Operating income (loss)	22,019	(20,530)	(18,187)
Interest expense, net	11,425	10,754	8,020

Earnings (loss) before income taxes	10,594	(31,284)	(26,207)
Income tax provision (benefit)	4,903	(9,460)	—

Net earnings (loss)	$5,691	$(21,824)	$(26,207)

Net earnings (loss) per common share—basic:
Net earnings (loss) per common share—basic	$0.91	$(3.42)	$(4.08)

Weighted average Common Stock shares outstanding—basic	6,252,938	6,389,474	6,416,319

Net earnings (loss) per common share—diluted:
Net earnings (loss) per common share—diluted	$0.83	$(3.42)	$(4.08)

Weighted average Common Stock equivalent shares outstanding—diluted	6,836,911	6,389,474	6,416,319

The accompanying notes are an integral part of these statements.

REPTRON ELECTRONICS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Total Shares Outstanding	Par Value	Additional Paid-In Capital	Retained Earnings (Deficit)	Shareholders’ Equity
Balance at January 1, 2000	6,167,119	$62	$21,740	$25,158	$46,960
Exercise of stock options	192,138	2	1,122	—	1,124
Net earnings	—	—	—	5,691	5,691

Balance at December 31, 2000	6,359,257	64	22,862	30,849	53,775
Exercise of stock options	37,939	—	221	—	221
Net loss	—	—	—	(21,824)	(21,824)

Balance at December 31, 2001	6,397,196	64	23,083	9,025	32,172
Exercise of stock options	20,000	—	63	—	63
Net loss	—	—	—	(26,207)	(26,207)

Balance at December 31, 2002	6,417,196	$64	$23,146	$(17,182)	$6,028

The accompanying notes are an integral part of this statement.

REPTRON ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2000	2001	2002
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net earnings (loss)	$5,691	$(21,824)	$(26,207)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,568	10,339	8,069
Gain on sale of assets	(530)	(1,111)	—
Deferred income taxes	(582)	(3,489)	1,102
Change in assets and liabilities:
Accounts receivable—trade	(37,557)	47,293	11,275
Inventories	(42,142)	49,062	22,285
Prepaid expenses and other current assets	(180)	303	(159)
Other assets	(419)	(79)	(1,183)
Accounts payable—trade	23,137	(38,326)	120
Accrued expenses	3,627	(4,295)	1,214
Income taxes payable/receivable	784	(7,130)	5,900

Net cash provided by (used in) operating activities	(37,603)	30,743	22,416
Cash flows from investing activities:
Purchases of property, plant and equipment	(8,339)	(4,448)	(4,156)
Proceeds from the sale of property, plant and equipment	2,234	3,250	—

Net cash used in investing activities	(6,105)	(1,198)	(4,156)
Cash flows from financing activities:
Net proceeds (payments) on note payable to bank	39,996	(26,813)	(16,990)
Proceeds from long-term obligations	6,015	—	185
Payments on long-term obligations	(3,347)	(2,944)	(1,345)
Proceeds from exercise of stock options	1,124	221	63

Net cash provided by (used in) financing activities	43,788	(29,536)	(18,087)
Net increase in cash and cash equivalents	80	9	173
Cash and cash equivalents at beginning of period	108	188	197

Cash and cash equivalents at end of period	$188	$197	$370

The accompanying notes are an integral part of these statements.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000, 2001 and 2002

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reptron Electronics, Inc. (“Reptron”) is a leading electronics manufacturing supply chain services company operating as a national distributor of electronic components, a contract manufacturer of electronic products and a display solution provider. Our Electronic Component Distribution (“ECD”) customers are in diverse industries including robotics, telecommunications, computers and computer peripherals, consumer electronics, healthcare, industrial controls and contract manufacturing. Our Electronic Manufacturing Services (“EMS”) segment manufactures electronic products according to customer design, primarily for customers in the telecommunications, healthcare, industrial/instrumentation, banking and office products industries. As a display solution provider, we provide display design engineering, systems integration and turnkey manufacturing services.

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

3.    Inventories

Inventories are stated at the lower of cost or market. For EMS, cost is determined using the first-in, first-out method (FIFO). ECD uses the average cost method to measure cost, which approximates FIFO. The Company evaluates inventories for excess, obsolescence or other factors that may render inventories unmarketable at normal margins. Write-downs are recorded so that inventories reflect the approximate net realizable value and take into consideration the Company’s contractual provisions with its customers and suppliers governing price protection, stock rotation and return privileges relating to obsolescence.

4.    Property, Plant and Equipment

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

5.    Goodwill

Through December 31, 2001, goodwill was amortized over a twenty or thirty year period, as applicable, using the straight-line method. Goodwill was approximately $35,029,000 less accumulated amortization which totaled approximately $4,956,000 at December 31, 2001 and 2002. On January 1, 2002, the Company adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires that ratable amortization of

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

goodwill be replaced with periodic tests for goodwill impairment (see Note P). A third party valuation consultant was engaged to assist the Company in preparing valuations on certain business units of the Company for the purpose of evaluating the impact of the adoption of SFAS 142. Based primarily on a report dated May 13, 2002 from the valuation consultant and the Company’s internal analysis, as of January 1, 2002, there is no impairment of the net goodwill which is associated with acquisitions the Company made in prior periods.

6.    Impairment of Assets

Reptron’s policy is to periodically review and evaluate whether there has been a permanent impairment in the value of long-lived assets. Factors considered in the evaluation include current operating results, trends and anticipated undiscounted future cash flows. An impairment loss is recognized to the extent that the sum of discounted estimated future cash flows (using the Company’s incremental borrowing rate over a period of less than 30 years) that is expected to result from the use of the asset is less than the carrying value. There have been no impairment losses in 2000, 2001 or 2002.

7.    Income Taxes

Reptron accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting For Income Taxes.” Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

8.    Earnings Per Common Share

Earnings per share are computed using the basic and diluted calculations, as provided by SFAS No. 128 “Earnings per Share”. SFAS No. 128 eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed.

9.    Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, goodwill, deferred income taxes, restructuring costs and contingent liabilities. Actual results could differ from those estimates.

10.    Revenue Recognition

Revenues are recognized upon shipment of product, at which time title to goods has transferred to the buyer. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral on its accounts receivable. Credit losses are provided for in the financial statements and consistently have been within management’s expectations. Accounts receivable are presented net of an allowance for doubtful accounts of $1,000,000 and $1,064,000 in 2001 and 2002, respectively. The Company incurred $1,222,000, $1,562,000, and $1,447,000 of bad debt expense during 2000, 2001, and 2002, respectively.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

11.    Stock Based Compensation

The Company follows Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123), which establishes a fair value based method of accounting for stock-based employee compensation plans; however, the Company has elected to account for its employee stock compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied.

Had compensation cost for the Company’s stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS 123, the Company’s net loss and net loss per common share would have been the pro forma amounts indicated below (see also Note K):

	2000	2001	2002
	(in thousands except per share data)
Net earnings (loss), as reported	$5,691	$(21,824)	$(26,207)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	762	831	96

Pro forma net income	$4,929	$(22,655)	$(26,303)

Net earnings (loss) per common share—basic:
As reported	$0.91	$(3.42)	$(4.08)
Pro forma	$0.79	$(3.55)	$(4.10)

Net earnings (loss) per common share—diluted:
As reported	$0.83	$(3.42)	$(4.08)
Pro forma	$0.72	$(3.55)	$(4.10)

12.    Recent Accounting Pronouncements

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

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees, and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities the Company initiates after that date.

In April 2002, the FASB issued Statement 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections (SFAS 145). Among other provisions, SFAS 145 rescinds FASB Statement 4, Reporting Gains and Losses from Extinguishment of Debt. Accordingly, gains or losses from extinguishment of debt should not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30). Gains or losses from extinguishment of debt, which do not meet the criteria of APB 30, should be reclassified to income from continuing operations in all prior periods presented. The provisions of SFAS 145 will be effective for fiscal years beginning after May 15, 2002.

In December 2002, the FASB issued Statement 148 (SFAS 148), Accounting for Stock-Based Compensation — Transition and Disclosure: an amendment of FASB Statement 123 (SFAS 123), to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company does not plan a change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

In November 2002, FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has not historically issued guarantees and does not anticipate FIN 45 will have a material effect on its 2003 financial statements.

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations

NOTE B—OPERATIONAL MATTERS

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses of approximately $22 million and $26 million for the years ended December 31, 2001 and 2002, respectively, and, as discussed below have defaulted on two significant debt obligations. These financial issues raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning each of these issues are as follows:

Operations

The Electronics Components Distribution (“ECD”) segment of the business incurred losses of approximately $20 million for the year ended December 31, 2002. During the second half of 2001 and throughout 2002, the Company implemented cost cutting measures which resulted in a reduction of the ECD workforce from 427 employees in 2001 to 231 in 2002, and have closed most of its sales office facilities. However, due to the continued softness in the industry, the ECD sales and margins for 2003 may not achieve the levels necessary to operate at a profit. As a result, the Company is contemplating its various alternatives relating to the ECD segment including (1) further reductions of its operations, (2) the sale of the operations or (3) the closing of the operations.

Credit Agreement

The current Credit Agreement (the “Credit Agreement”) contains certain covenants including a minimum quarterly measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined by the Credit Agreement. The Company was not in compliance with the minimum quarterly EBITDA covenant as of December 31, 2002. Additionally, management believes that it will not meet the EBITDA covenants required under the Credit Agreement for the calendar quarters ending March 31 and June 30, 2003. Additionally, Reptron is in default of the Credit Agreement as a result of its default of the Convertible Notes (see below). As a result of these defaults, our lenders could make demand for immediate repayment of all outstanding advances under the Credit Agreement and exercise their rights as a secured lender as provided under the Credit Agreement. Additionally, some of the advance ratios provided under the Credit Agreement have been made more restrictive, thereby reducing the Company’s liquidity. Notwithstanding the lender’s right to make demand for immediate and full repayment of all outstanding advances under the Credit Agreement, the lenders continue to provide financing under the Credit Agreement. Management is working with the lenders to develop arrangements for the lenders to waive these defaults under the Credit Agreement as well as negotiating an amendment to the Credit Agreement directed toward reducing the EBITDA covenants required in future calendar quarters. There is no assurance that the Company will receive the necessary waivers and adjustments to these covenants. If the lenders were to terminate the Credit Agreement, for any reason, or substantially reduce the amount available under the Credit Agreement, it is unlikely that the Company would be able to continue its operations without the benefit of protection under the United States Bankruptcy laws, all of which would have a material adverse effect on its business and financial condition.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

Convertible Notes

As of December 31, 2002, there was outstanding approximately $76.3 million of Convertible Notes. The holders of the Convertible Notes have the right to convert any portion of the principal amount of the outstanding Convertible Notes, at the date of conversion, into shares of our common stock at any time prior to the close of business on August 1, 2004, at a conversion rate of 35.0877 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to a conversion price of approximately $28.50 per share). There is no requirement that the holders of the Convertible Notes convert on or before August 1, 2004. Additionally, the Company has the right to require the redemption of the Convertible Notes under certain circumstances. Management believes it is extremely unlikely that the Convertible Notes will be either converted or redeemed given the Company’s financial condition and the trading price for its stock.

The Company failed to make the February 1, 2003 interest payment due to holders of the Convertible Notes. Reptron does not have adequate liquidity to make this interest payment and cannot determine when, if ever it will have the ability to do so. Because the Company was unable to cure this default on or before March 5, 2003, under identified conditions described in the Notes and under that certain Trust Indenture between Reptron and Reliance Trust Company (the predecessor to the current trustee, US Bank), dated August 5, 1997 pursuant to which the Notes were issued, the outstanding principal indebtedness of the Convertible Notes can be currently accelerated and become immediately due and payable.

Certain holders of the Convertible Notes have formed an ad-hoc committee to discuss possible alternatives in the restructuring of the indebtedness and terms of repayment of the restructured debt under the Convertible Notes. The ad-hoc committee represents approximately 56% of the total outstanding principal due under the Convertible Notes. The ad-hoc committee has retained legal counsel and the Company has engaged a consulting firm to assist in the negotiations of this restructuring with the ad-hoc committee. If the Company fails to reach an agreement, it is likely that the holders of the Convertible Notes will make demand for payment of the defaulted interest and accelerate and make demand for full and immediate repayment of the outstanding principal amount due under the Convertible Note, all of which would have a material adverse effect on the business and financial condition. The Company does not have sufficient liquidity to satisfy such demands. In such event, it is probable that the Company would seek protection under the United States Bankruptcy laws.

Future liquidity and cash requirements will depend on a wide range of factors including the level of business in existing operations, credit lines extended by trade suppliers, the need for expansion of manufacturing operations in foreign countries (especially China) and capital expenditure requirements. The ability to meet future liquidity requirements will depend upon the successful negotiation of waivers of the defaults under the Credit Agreement, renegotiating the Credit Agreement to reduce the future quarterly EBITDA requirements, as well as restructuring the indebtedness represented by the Convertible Notes. There can be no assurance of successful completion of any of these items. There can be no assurance that the lenders under the Credit Agreement will continue to provide financing in light of the existing defaults under the Credit Agreement. There can be no assurance that the indebtedness under the Convertible Notes will not be accelerated and become immediately due and payable. Accordingly, there can be no assurance that Reptron will be able to meet its working capital needs for any future period.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

NOTE C—STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information (in thousands):

	Year Ended December 31
	2000	2001	2002
Cash paid during the year for:
Interest	$11,098	$11,131	$8,211
Income taxes (refunded)	$4,662	$1,178	$(7,002)

Reptron incurred approximately $2,000,000, $0, and $187,000 of obligations under capital leases for the acquisition of equipment during 2000, 2001, and 2002, respectively.

NOTE D—INVENTORIES

Inventories consist of the following (in thousands):

	December 31,
	2001	2002
Electronic Component Distribution:
Inventories	$44,509	$31,654
Electronic Manufacturing Services:
Work in process	9,326	8,529
Raw materials	24,632	19,231
Less reserve for excess and obsolete inventory	(2,834)	(6,066)

	$75,633	$53,348

The Company recorded a $12 million and $3.2 million charge to writedown inventories to the lower of cost or market during the second quarter of 2001 and the fourth quarter of 2002, respectively. These writedowns were necessitated by significant declines in component pricing, excess components due to significant reductions in EMS customer demands, and vendor line terminations.

NOTE E—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2001	2002
Land and buildings	$12,022	$12,681
Furniture, fixtures and equipment	51,842	53,090
Leasehold improvements	4,338	5,679

	68,202	71,450
Less accumulated depreciation and amortization	(41,069)	(46,362)

	$27,133	$25,088

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

NOTE F—NOTE PAYABLE TO BANK

Reptron is party to a revolving credit agreement (“Credit Agreement”) dated October 10, 2002. Three lenders have made available to Reptron a $60 million revolving credit facility through October 10, 2005. The Credit Agreement was established on October 10, 2002, and replaced the existing credit agreement and lenders. Borrowings under the Credit Agreement are collateralized by substantially all assets of Reptron including inventory, accounts receivable, equipment and general intangibles and certain real property. The Credit Agreement limits the amount of capital expenditures and prohibits the payment of dividends without the lender’s consent. The Credit Agreement provides for, upon notice to the lender, advancement of funds pursuant to either a Domestic Rate Loan (5.5% at December31, 2002) or a Eurodollar Rate loan based on the London interbank market plus an indexed spread. As of December 31, 2002, approximately $6.2 million was available under this Credit Agreement.

The Credit Agreement contains certain covenants including a minimum quarterly measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined by the Credit Agreement. Reptron was not in compliance with the minimum quarterly EBITDA covenant as of December 31, 2002. Additionally, management believes that Reptron will not meet the EBITDA covenants required under the Credit Agreement for the calendar quarters ending March 31 and June 30, 2003. Additionally, the Compnay is in default of the Credit Agreement as a result of its default of the Convertible Notes (see below). As a result of these defaults, the lenders could make demand for immediate repayment of all outstanding advances under the Credit Agreement and exercise their rights as a secured lender as provided under the Credit Agreement. Accordingly, the note payable to bank has been presented as a current liability at December 31, 2002. Notwithstanding the lender’s right to make demand for immediate and full repayment of all outstanding advances under the Credit Agreement, the lenders continue to provide the Company financing under the Credit Agreement. Management is working with the lenders to develop arrangements for the lenders to waive these defaults under the Credit Agreement as well as negotiating an amendment to the Credit Agreement directed toward reducing the EBITDA covenants required in future calendar quarters. There is no assurance that the Company will receive the necessary waivers and adjustments to these covenants. If the lenders were to terminate the Credit Agreement, for any reason, or substantially reduce the amount available under the Credit Agreement, it is unlikely that the Company would be able to continue its operations without the benefit of protection under the United States Bankruptcy laws, all of which would have a material adverse effect on its business and financial condition.

NOTE G—LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31 (in thousands):

	2001	2002
Convertible subordinated notes, due August, 2004, with semi-annual interest installments at a rate of 6.75%	$76,315	$76,315
Notes payable collateralized by the Tampa manufacturing facility, due in monthly principal and interest installments of $39.6, through March, 2015, at an interest rate of 8.6%.	3,740	3,580
Capitalized lease obligations for equipment, due in monthly principal and interest payments through 2005	1,731	929
Others	322	663

	82,108	81,487
Less current maturities	1,252	1,080

	$80,856	$80,407

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

The $76.3 million 6 ¾% Convertible Subordinated Notes (the “Convertible Notes”) outstanding as of December 31, 2001 and 2002 pay interest semi-annually on February 1 and August 1. The holders of the Convertible Notes have the right to convert any portion of the principal amount of the outstanding Convertible Notes, at the date of conversion, into shares of common stock at any time prior to the close of business on August 1, 2004, at a conversion rate of 35.0877 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to a conversion price of approximately $28.50 per share). There is no requirement that the holders of the Convertible Notes convert on or before August 1, 2004. Additionally, the Company has the right to require the redemption of the Convertible Notes under certain circumstances. Management believes it is extremely unlikely that the Convertible Notes will be either converted or redeemed given the Company’s financial condition and the trading price for its stock.

The Company failed to make the February 1, 2003 interest payment due to holders of the Convertible Notes. Reptron does not have adequate liquidity to make this interest payment and management cannot determine when, if ever, the Company will have the ability to do so. Because Reptron was unable to cure this default on or before March 5, 2003, under identified conditions described in the Notes and under that certain Trust Indenture between Reptron and Reliance Trust Company (whose successor in interest is US Bank), dated August 5, 1997 pursuant to which the Notes were issued, the outstanding principal indebtedness of the Convertible Notes can be currently accelerated and become immediately due and payable.

Certain holders of the Convertible Notes have formed an ad-hoc committee to discuss possible alternatives in the restructuring of the indebtedness and terms of repayment of the restructured debt under the Convertible Notes. The ad-hoc committee represents approximately 56% of the total outstanding principal due under the Convertible Notes. The ad-hoc committee has retained legal counsel and Reptron has engaged a consulting firm to assist in the negotiations of this restructuring with the ad-hoc committee. If the Company fails to reach an agreement, it is likely that the holders of the Convertible Notes will make demand for payment of the defaulted interest and accelerate and make demand for full and immediate repayment of the outstanding principal amount due under the Convertible Notes, all of which would have a material adverse effect on its business and financial condition. The Company does not have sufficient liquidity to satisfy such demands. In such event, it is probable that the Company would seek protection under the United States Bankruptcy laws.

At December 31, 2002, aggregate maturities of long-term obligations are as follows (in thousands):

Year ending December 31,
2003	$1,080
2004	76,670
2005	374
2006	331
2007	487
Thereafter	2,545

$81,487

At December 31, 2002, the net book value of equipment under capital leases is approximately $1,496,000. The related capital lease obligations are included with long-term obligations.

Interest payable was $2,337,000 and $2,146,000 at December 31, 2001 and 2002, respectively. Interest payable consists primarily of accrued interest on the convertible subordinated notes due 2004 which have interest

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

payment dates of February 1 and August 1. Accrued interest on these notes was $2,146,000 at December 31, 2001 and 2002.

NOTE H—INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 2000, 2001 and 2002, respectively, is as follows (in thousands):

	December 31,
	2000	2001	2002
Current	$5,485	$(5,971)	$1,102
Deferred	(582)	(3,489)	(1,102)

	$4,903	$(9,460)	$(0)

Reptron’s effective tax rate differs from the statutory U. S. federal income tax rate as a result of the following:

	Year Ended December 31,
	2000	2001	2002
Statutory federal tax rate	34.0%	34.0%	34.0%
State income taxes of approximately 8.5%, 7.4% and 7.4 % in 2000, 2001, and 2002, net of federal tax benefit	5.6	5.0	5.0
Meals and entertainment	2.9	(0.6)	(0.4)
Non-deductible goodwill	2.7	(0.9)	0.0
Other	1.1	(0.3)	0.0
Deferred tax valuation allowance	0.0	(7.0)	(38.6)

Effective tax rate	46.3%	30.2%	0.0%

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

Deferred income tax assets and liabilities resulting from differences between accounting for financial statement purposes and tax purposes pursuant to SFAS No. 109, are summarized as follows (in thousands):

	December 31
	2001	2002
Deferred tax assets
Net operating loss carryforward	$3,579	$12,371
AMT and other tax credit carryforward	1,647	394
Inventory reserves	1,454	2,426
Accrued expenses	98	614
Accrued vacation	116	160
Allowance for bad debts	400	426
Other	141	149

	7,435	16,540

Deferred tax liabilities
Depreciation	1,369	1,118
Excess of cost over net assets acquired	304	669
Other	11	11

	1,684	1,798

Net deferred tax asset (liability)	5,751	14,742
Less: valuation allowance	(2,200)	(12,293)

	$3,551	$2,449

Reptron has net operating loss carryforwards of approximately $30.4 million for Federal and $41.4 million for state income tax purposes, which expire in the years 2018 through 2022. Realization of the tax loss and credit carryforwards is contingent upon future taxable earnings in the appropriate jurisdictions. Valuation allowances have been recorded in 2001 and 2002 for deferred tax assets which may not be realized. Each carryforward item is reviewed for expected utilization, using a “more likely than not” approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (federal or state), the relevant history for the particular item, the applicable expiration dates, and identified actions under the control of the Company in realizing the associated carryforward benefits. The Company assesses the available positive and negative evidence surrounding the recoverability of the deferred tax assets, including estimated taxable income for a limited forecast period, and applies its judgement in estimating the amount of valuation allowance necessary under the circumstances. The Company continues to assess and evaluate strategies that will enable the carryforward, or a greater portion thereof, to be utilized, and will reduce the valuation allowance appropriately for each item at such time when it is determined that the “more likely than not” criterion is satisfied.

NOTE I—COMMITMENTS AND CONTINGENCIES

Operating Leases

Reptron has operating leases for facilities and certain machinery and equipment which expire at various dates through 2011. Certain leases provide for payment by Reptron of any increases in property taxes and insurance over a base amount and others provide for payment of all property taxes and insurance by Reptron. See Note M for leases with related parties.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

Future minimum payments, by year and in the aggregate, under noncancellable operating leases consist of the following at December 31, 2002 (in thousands):

Year ending December 31,
2003	$2,831
2004	1,983
2005	1,143
2006	973
2007	747
Thereafter	1,244

Total rent expense for the years ended December 31, 2000, 2001 and 2002 was approximately, $1,878,000, $3,021,000, and $2,810,000, respectively.

Litigation

Reptron is one of ninety-one defendants in a patent infringement action commenced by the Lemelson Medical, Education & Research Foundation, Limited Partnership (“Lemelson”). Lemelson alleges that Reptron and the other co-defendants have infringed various patents that purportedly cover the use of “machine vision” and “bar code” scanning equipment. Lemelson has asserted similar claims against other companies in Reptron’s industry, as well as against companies in other industries. Reptron understands that Lemelson has entered into licenses of the patents alleged to be infringed with others. If Reptron’s defenses of the alleged claims prove unsuccessful, Reptron cannot assure that it will be offered a license of the Lemelson patents. Based on Reptron’s understanding of the terms that Lemelson has made available to other licensees, if such a license is negotiated, Reptron believes that obtaining a license from Lemelson under the same or similar terms would not have a material adverse effect on its results of operations or financial condition. However, if a license is effectuated, Reptron cannot assure that its terms, or the ultimate resolution of this matter, will not have a material adverse effect on Reptron’s operating results or financial condition.

Reptron is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. Reptron believes that none of these claims, which were outstanding as of December 31, 2002, should have a material adverse impact on its financial condition or results of operations.

Indemnifications

The Company indemnified its officers and directors against costs and expenses related to shareholder and other claims (i.e., only actions taken in their capacity as officers and directors) that are not covered by the Company’s directors and officers insurance policy. This indemnification is ongoing and does not include a limit on the maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of December 31, 2002, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

Restructuring

The Company recognized restructuring costs of approximately $1,246,000 during the fourth quarter of 2002 primarily for ECD employee separation and facility consolidation costs.

NOTE J—SHAREHOLDERS’ EQUITY

The Board of Directors is authorized, without further shareholder action, to divide any or all shares of the authorized Preferred Stock into series and to fix and determine the designations, preferences, relative rights, qualifications, limitations or restrictions thereon, of any series so established, including voting powers, dividend

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

rights, liquidation preferences, redemption rights and conversion privileges. The Board of Directors has not authorized any issuance of Preferred Stock and there are no plans, agreements, or understandings for the authorization or issuance of any shares of Preferred Stock.

NOTE K—EMPLOYEE BENEFITS

Stock Option Plans

Reptron’s Incentive Stock Option Plan (the “ISO Plan”) was adopted in November, 1993 to provide for the grant to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code. A total of 2,000,000 shares of Common Stock has been reserved for issuance under the ISO Plan. In May 2001, Reptron’s shareholders approved the establishment of the Reptron 2002 Incentive Stock Option Plan (the “2002 Plan”). The 2002 Plan has essentially the same terms and conditions and is administered identically to the ISO Plan. A total of 1,000,000 shares of Common Stock has been reserved for issuance under the 2002 Plan. Reptron also offers a Director’s Stock Option Plan (the “DSO Plan”) that has a total of 450,000 shares of Common Stock reserved for issuance under this plan. Both the ISO Plan and DSO Plan is intended to provide incentives to directors, officers, and other key employees and to enhance Reptron’s ability to attract and retain qualified employees. Stock options are granted for the purchase of Common Stock at a price not less than the fair market value on the date of grant.

The following table summarizes the activity in Common Stock subject to options for the three years ended December 31, 2002:

	Shares	Range of Exercise Price	Weighted Average Exercise Price
Outstanding at December 31, 1999	1,195,213	$2.94— 9.13	$5.65
Granted	228,257	$8.00—15.97	$8.36
Exercised	(192,138)	$3.10—11.10	$5.85
Forfeited	(78,708)	$3.55—11.59	$6.48

Outstanding at December 31, 2000	1,152,624	$2.94 —15.97	$6.14
Granted	429,249	$4.30 —10.84	$7.84
Exercised	(37,939)	$5.85 —11.13	$5.82
Forfeited	(118,503)	$3.19 —10.56	$6.16

Outstanding at December 31, 2001	1,425,431	$2.94—15.97	$6.63
Granted	42,250	$3.15— 3.15	$3.15
Exercised	(20,000)	$3.19— 3.19	$3.19
Forfeited	(320,243)	$3.15—15.97	$7.11

Outstanding at December 31, 2002	1,127,438	$2.94—13.48	$6.42

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

The following table summarizes information about Common Stock options outstanding at December 31, 2002:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/02	Weighted Average Exercise Price
(In Years)
$2.94—5.89	117,250	6.1	$3.84	79,864	$4.03
$6.00—6.00	691,386	5.0	$6.00	691,386	$6.00
$6.09—7.14	60,000	8.1	$6.92	56,813	$6.94
$8.00—8.25	76,227	7.1	$8.00	43,813	$8.00
$8.56—8.56	160,075	8.2	$8.56	45,195	$8.56
$8.81—13.48	22,500	6.2	$11.08	18,752	$11.04

	1,127,438	5.9	$6.42	935,823	$6.21

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

The fair value of each option grant is estimated on the date of grant using the Binomial options pricing model with the following weighted average assumptions used for grants in 2000, 2001 and 2002, respectively, no dividend yields for all years; expected volatility of 54.1%, 50.0% and 100.0%; risk free interest rates of approximately 5.0%, 5.0% and 5.0%; and expected lives of 3.9, 4.0 and 4.5 years. The weighted average fair value of options granted in 2000, 2001 and 2002 are $3.59, $3.39 and $2.31, respectively.

401(k) Plans

In 1993, Reptron established a deferred compensation plan (the “Plan”) under section 401(a) of the Code. Substantially all of the officers and employees of Reptron are eligible to participate in the Plan. Employees are eligible to participate in the Plan after ninety days of service and after attaining age 18. At its discretion, Reptron may make matching contributions to the Plan. Employees are always vested in their contributions and are fully vested in the employer contributions after five years of service. Reptron contributed approximately $242,000, $260,000 and $216,000 to the Plan in 2000, 2001 and 2002, respectively.

NOTE L—ACQUISITIONS

On October 27, 1999 Reptron completed the acquisition of Applied Instruments (“Applied”). Under the terms of the purchase agreement and based on the results of operations during the fiscal year 2000, the sellers earned an additional $2,247,000. This additional consideration was added to goodwill as of December 31, 2000. No additional payment was earned in fiscal years 2001 and 2002.

NOTE M—RELATED PARTY TRANSACTIONS

A director of Reptron serves as its general counsel and received approximately $174,000, $190,000 and $218,000 for services rendered during 2000, 2001 and 2002, respectively.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

Reptron leases one of its distribution sales offices (Detroit, Michigan) from the CEO of Reptron. The building includes office and warehouse space and totals approximately 10,000 square feet. Rent expenses on this facility totaled $72,000 in 2000, 2001 and 2002, which management believes to be comparable to the rent that would be paid to an unrelated party. The lease expires in November 2003. Reptron also leases a total of 127,000 square feet of manufacturing and administrative offices for the Hibbing, Minnesota manufacturing operation. These properties are owned, in part, by four individuals on the senior management team of that operation. Rent expense on these properties totaled $514,000, $484,000, and $562,000 for the years ended December 31, 2000, 2001, and 2002, respectively, which management believes to be comparable to the rent that would be paid to an unrelated party.

During 1999, Reptron’s CEO beneficially acquired a portion of Reptron’s convertible subordinated 6.75% notes with a face value of $8.0 million. Interest on these notes was approximately $540,000 in 2000, 2001 and 2002. Also in 1999, Reptron’s President and COO beneficially acquired a portion of Reptron’s convertible subordinated 6.75% notes with a face value of $117,000. Interest on these notes was approximately $8,000 in 2000, 2001 and 2002.

The Company occasionally leases an airplane from a company controlled by Reptron’s CEO. The lease is based on a per hour use charge. Payments for the use of the airplane were $33,000, $68,000 and $120,000 during 2000, 2001, and 2002, respectively.

NOTE N—FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2002, the carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term maturities of these items.

The fair market value of Reptron’s convertible subordinated 6.75% notes is approximately $7,822,000, based on the average prices of the notes from various pricing sources on December 31, 2002. The carrying amounts of all other current and long-term portions of notes payable, and long-term obligations approximate fair market value since the interest rates on most of these instruments change with market interest rates.

NOTE O—EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net earnings (loss) per common share:

	2000	2001	2002
Numerator:
Net earnings (loss) (in thousands)	$5,691	$(21,824)	$(26,207)

Denominator:
For basic earnings (loss) per share— Weighted average shares	6,252,938	6,389,474	6,416,319
Effect of dilutive securities: Employee stock options	583,973	—	—

For diluted earnings (loss) per share	6,836,911	6,389,474	6,416,319

Net earnings (loss) per common share—basic	$0.91	$(3.42)	$(4.08)

Net earnings (loss) per common share—diluted	$0.83	$(3.42)	$(4.08)

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

In 2001 and 2002, all options have been excluded from the computation of diluted earnings per share because their effect on earnings per share would be anti-dilutive.

The convertible notes (See Note F) were not included in the computation of diluted earnings per share for all years presented because the conversion price of $28.50 exceeded the average market price of the common stock. Therefore, the effect would be anti-dilutive.

NOTE P—GOODWILL AND OTHER INTANGIBLE ASSETS — ADOPTION OF SFAS 142

In contrast to accounting standards in effect during 2000 and 2001, SFAS 142, Goodwill and Other Intangible Assets, which became effective beginning in 2002, provides that goodwill, as well as identifiable intangible assets with indefinite lives, should not be amortized. Accordingly, with the adoption of SFAS 142 in 2002, the Company discontinued the amortization of goodwill and indefinite-lived intangibles. The information presented below reflects adjustments to information reported in 2000 and 2001 as if SFAS 142 had been applied in those years.

	Year ended December 31,
	2000	2001	2002
	($000’s except for per share amounts)
Reported net income (loss)	$5,691	$(21,824)	$(26,207)
Add back: Goodwill amortization	840	768	—

Adjusted net income (loss)	$6,531	$(21,056)	$(26,207)

Basic earnings (loss) per share:
Reported net income (loss)	$0.91	$(3.42)	$(4.08)
Goodwill amortization	0.13	0.12	—

Adjusted net income (loss)	$1.04	$(3.30)	$(4.08)

Diluted earnings (loss) per share:
Reported net income (loss)	$0.83	$(3.42)	$(4.08)
Goodwill amortization	0.12	0.12	—

Adjusted net income (loss)	$0.95	$(3.30)	$(4.08)

NOTE Q—FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Reptron has three segments: Reptron Distribution, Reptron Computer Products and Electronic Manufacturing Services. Reptron Distribution purchases a wide variety of electronic components, including semiconductors, flat panel displays, passive products and electromechanical components, for distribution to manufacturers and wholesalers throughout the United States. Reptron Computer Products primarily sells memory modules to retail stores. Electronic Manufacturing Services manufactures electronic products (including display solutions) according to customer design for a select number of customers throughout the country representing a diverse range of industries. Intersegment sales include a margin, based on market pricing, which is eliminated in consolidation.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

The following table shows net sales, operating income, identifiable assets, depreciation and amortization expense and capital expenditures as of and for the years ended 2000, 2001 and 2002.

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Net sales
Unaffiliated customers
Reptron Distribution	$317,969	$192,417	$108,955
Reptron Computer Products	27,937	34,842	45,551
Electronic Manufacturing Services	230,553	171,388	165,101

	576,459	398,647	319,607
Intersegment sales	8,718	10,007	12,595

	$585,177	$408,654	$332,202

Operating income (loss)
Reptron Distribution	$13,874	$(16,463)	$(17,255)
Reptron Computer Products	1,055	1,893	1,603
Electronic Manufacturing Services	7,090	(5,960)	(1,780)
Corporate charges not allocated	—	—	(755)

	$22,019	$(20,530)	$(18,187)

Identifiable assets
Reptron Distribution	$146,684	$65,489	$42,518
Reptron Computer Products	5,657	8,317	12,003
Electronic Manufacturing Services	140,539	113,965	98,501

	292,880	187,771	153,022
Corporate	1,726	11,624	3,952

	$294,606	$199,395	$156,974

Capital expenditures (including capital leases)
Reptron Distribution	$1,249	$1,804	$14
Reptron Computer Products	33	46	54
Electronic Manufacturing Services	8,882	2,513	4,518

	10,164	4,363	4,586
Corporate	175	85	108

	$10,339	$4,448	$4,694

Depreciation and amortization
Reptron Distribution	$1,905	$1,745	$879
Reptron Computer Products	28	37	40
Electronic Manufacturing Services	7,916	7,761	5,754

	9,849	9,543	6,673
Corporate	719	796	1,396

	$10,568	$10,339	$8,069

Goodwill, net of accumulated amortization
Reptron Distribution	$3,538	$3,294	$3,294
Reptron Computer Products	—	—	—
Electronic Manufacturing Services	27,935	26,779	26,779

	$31,473	$30,073	$30,073

Net interest expense is not reflected in the industry segment information, presented above, as it is not taken into consideration in management’s analysis of segment performance.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

NOTE R—SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the quarterly periods of 2002 and 2001, (in thousands except per share data):

	Three Months Ended
2002	March 31	June 30	September 30	December 31
Net sales	$83,115	$78,778	$80,788	$76,926
Gross profit	$9,845	$10,345	$11,339	$6,942
Operating loss	$(4,406)	$(3,632)	$(2,387)	$(7,762)
Net loss	$(6,538)	$(5,603)	$(4,425)	$(9,641)
Net loss per common share—basic	$(1.02)	$(0.87)	$(0.69)	$(1.50)
Net loss per common share—diluted	$(1.02)	$(0.87)	$(0.69)	$(1.50)

2001
Net sales	$134,230	$99,327	$84,913	$80,177
Gross profit	$21,627	$2,264	$12,038	$10,226
Operating income (loss)	$2,878	$(16,322)	$(3,228)	$(3,858)
Net loss	$(270)	$(11,852)	$(3,674)	$(6,028)
Net loss per common share—basic	$(0.04)	$(1.85)	$(0.57)	$(0.94)
Net loss per common share—diluted	$(0.04)	$(1.85)	$(0.57)	$(0.94)

Report Of Independent Certified Public Accountants On Schedule

Board of Directors

Reptron Electronics, Inc.

In connection with our audit of the consolidated financial statements of Reptron Electronics, Inc., referred to in our report dated March 17, 2003, which includes an explanatory paragraph for going concern matters and which is included in this Annual Report on SEC Form 10-K for the year ended December 31, 2002, we have also audited Schedule II for each of the three years in the period then ended. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP

Tampa, Florida

March 17, 2003

Schedule II

REPTRON ELECTRONICS, INC.

Valuation and Qualifying Accounts

For the Years Ended December 31, 2000, 2001, and 2002

(in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Accounts Written Off, Net	Balance at End of Year
Allowance for Doubtful Accounts
Year Ended December 31, 2000	$609	$1,222	$(257)	$1,574
Year Ended December 31, 2001	$1,574	$1,562	$(2,136)	$1,000
Year Ended December 31, 2002	$1,000	$1,447	$(1,383)	$1,064

Deferred Tax Asset Valuation Allowance
Year Ended December 31, 2000	$—	$—	$—	$—
Year Ended December 31, 2001	$—	$2,200	$—	$2,200
Year Ended December 31, 2002	$2,200	$10,093	$—	$12,293

Reserve for Excess and Obsolete Inventory
Year Ended December 31, 2000	$1,630	$2,337	$(1,195)	$2,772
Year Ended December 31, 2001	$2,772	$14,397	$(14,335)	$2,834
Year Ended December 31, 2002	$2,834	$6,424	$(3,192)	$6,066