Form 10-K/A
period 2002-12-31
REPTRON ELECTRONICS INC
filed 2003-04-30
CIK 918765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1 to Form 10-K)

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission file number: 0-23426

REPTRON ELECTRONICS, INC.

(Exact name of registrant as specified in its charter.)

Florida	58-1959440
(State of Incorporation)	(IRS Employer Identification No.)

13700 Reptron Boulevard, Tampa, FL	33626
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:

(813) 854-2351

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value	6 ¾ Convertible Subordinated Notes, due 2004
(Title of Class)	(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this  form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule  12b-2).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant at June 28, 2002 was approximately $10,588,000.

The number of shares of the registrant’s Common Stock outstanding at April 30, 2003 was 6,417,196.

Documents incorporated by reference: None

AMENDMENT NO. 1

TO THE FORM 10-K FILED BY

REPTRON ELECTRONICS, INC. ON APRIL 15, 2003

The following items were omitted from the Form 10-K filed by Reptron Electronics, Inc. on April 15, 2003, and such Form 10-K is hereby amended by inserting Items 10, 11, 12 and 13 of Part III and amending Item 15 of Part IV as set forth below.

This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, and does not modify or update the disclosure therein in any other way other than as required to reflect the amendments described above and set forth below.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Set forth below is certain information, as of April 30, 2003, concerning Reptron’s executive officers, continuing directors, and nominees for election as directors.

Name	Position(s)	Age	Year First Became a Director
Michael L. Musto(1)	Chief Executive Officer and Director (term expiring in 2005)	61	1973
Paul J. Plante	President, Chief Operating Officer, Acting Chief Financial Officer and Director (term expiring in 2004)	45	1994
Bonnie Fena	President—Reptron Manufacturing Services	55	—
Leigh A. Lane(1)(2)	Corporate Credit Manager, Secretary and Director (director nominee for a term expiring in 2006)	38	1994
Deborah Casey	Vice President—Reptron Computer Products	47	—
Charles Crep	Vice President—Reptron Manufacturing Services	53	—
Vincent Addonisio(3)(4)	Director (director nominee for a term expiring in 2006)	48	2000
William L. Elson(3)	Director (term expiring in 2004)	55	1994
Bertram L. Miner(3)(4)	Director (director nominee for a term expiring in 2005)	66	2002

(1)	Mr. Musto and Ms. Lane serve on Reptron’s Stock Option Committee.
(2)	Ms. Lane is the daughter of Mr. Michael L. Musto.
(3)	Messrs. Addonisio, Elson, and Miner serve on Reptron’s Audit Committee.
(4)	Messrs. Addonisio and Miner serve on Reptron’s Compensation Committee.

Michael L. Musto.    Mr. Musto has been Chief Executive Officer and a director of Reptron since its inception in 1973. He was President of Reptron from 1973 to 1999. Prior to 1973, Mr. Musto worked for nine years in electronic components distribution for Northland Electronics and Diplomat Electronics.

Paul J. Plante.    Mr. Plante was appointed President of Reptron in December 1999, Chief Operating Officer of Reptron in January 1997, Acting Chief Financial Officer of Reptron in 2001, and has been a director since 1994. Mr. Plante has been employed by Reptron since 1986 and previously served as its Vice President of Finance, Chief Financial Officer and Treasurer (1987-1997). From 1983-1986, he was Controller of K-Byte Manufacturing, which is now part of a division of Reptron. Prior to 1983, Mr. Plante worked for a regional accounting firm (1980-83). Mr. Plante is a Certified Public Accountant and is a graduate of Michigan State University, with a Bachelor of Arts degree in accounting. He also earned an MBA degree from the University of South Florida.

Bonnie Fena.    Ms. Fena has served as President of Reptron Manufacturing Services Division since April 2002. Prior to her current role, she served as the President of the Reptron Manufacturing Services Hibbing Facility from May 1998 to April 2002. Prior to joining Reptron, Ms. Fena was President of Hibbing Electronics Corporation (1987 to 1998) and from 1974 to 1987 Ms. Fena served as Vice President and co-founder of Hibbing Electronics Corporation.

Leigh A. Lane.    Ms. Lane serves as Reptron’s secretary and has been a director since 1994. Ms. Lane has served in a number of administrative positions, including Operations Manager (1989-1991) and Corporate Credit Manager (1991-present).

Deborah Casey.    Ms. Casey has served as Vice President of Reptron Computer Services since 1995.

Charles Crep.    Mr. Crep has served as Vice President of Reptron Manufacturing Services since 2001. Prior to his current role, Mr. Crep served as Vice President of Operations for Reptron’s Hibbing, Minnesota facility from 1998 to 2001. From 1985 to 1998, Mr. Crep held a similar position with Hibbing Electronics, Inc. prior to its acquisition by Reptron in 1998.

Vincent Addonisio.    Mr. Addonisio has been a director of Reptron since May 2000. Mr. Addonisio serves as President and Chief Executive Officer of Regency Strategic Advisors, Inc, a position he has held since 2002. Mr. Addonisio served as an executive of CGI Information Technology Services, Inc. (formerly IMRglobal Corp.), a provider of information technology services and solutions from 1998 to 2002. Mr. Addonisio served as a director, Chief Administrative Officer and Executive Vice President until 2002. Mr. Addonisio was President of Parker Communications Network, Inc., a privately-held point of sale marketing network company, from 1997 to 1998. Mr. Addonisio holds a Bachelor of Science degree in Accounting from Binghamton University (SUNY) and an MBA from the Georgia Institute of Technology.

William L. Elson.    Mr. Elson has served as Reptron’s outside general counsel since 1979 and has been a director since 1994. He has practiced law as a sole practitioner since 1975 and worked for Coopers & Lybrand from 1973 to 1975. Mr. Elson is a Certified Public Accountant and is a graduate of Wayne State University, with a J.D. degree and a Bachelor of Science degree in accounting. Mr. Elson has been of counsel to the law firm of Holland & Knight LLP in Tampa, Florida since July 2000.

Bertram L. Miner.    Mr. Miner was appointed to the Reptron Board in December 2002. Mr. Miner has been a self-employed real estate investor since 1986. Prior to 1986, Mr. Miner was Chief Executive Officer of Quality Health Care Centers, Inc. from 1975 to 1986, served as a mortgage loan officer for Percy Wilson & Co. from 1973 to 1974 and practiced law with the law firm of Baskin, Server & Miner from 1961 to 1973.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires directors, executive officers and persons holding more than ten percent of Reptron’s common stock to report their initial ownership of the common stock and any changes in that ownership to the Securities and Exchange Commission. The Securities and Exchange Commission has designated specific due dates for these reports and Reptron must identify in this annual report those persons who did not file these reports when due. Based solely on our review of copies of the reports received by us and written representations of our directors and executive officers, we believe that Edward Okay filed one late Form 4 (reporting four transactions) and one late Form 3 in 2002, and Chris O’Brien and Anthony Musto each filed a late Form 3 in 2002. Other than these filings, we believe all directors, executive officers and persons holding more than ten percent of our common stock were in compliance with their filing requirements.

Item 11.    Executive Compensation

Under rules established by the Securities and Exchange Commission, Reptron is required to provide certain information concerning total compensation earned or paid to: (1) Reptron’s chief executive officer and (2) the four other most highly compensated executive officers whose annual salaries and bonuses exceeded $100,000 (the “Named Executive Officers”) during 2002.

Summary Compensation Table

The following table sets forth certain compensation information for the Named Executive Officers :

Name and Principal Position	Fiscal Year	Annual Compensation(1)		Securities Underlying Options	All Other Compensation(3)
		Salary(2)	Bonus
Michael L. Musto	2002	$360,000	$0	0	$60
Chairman of the Board	2001	380,000	0	0	125
And Chief Executive Officer	2000	400,000	0	0	152

Paul J. Plante	2002	$278,000	$0	0	$1,160
President, Chief Operating Officer	2001	299,250	0	0	1,175
and Acting Chief Financial Officer	2000	309,000	60,000	0	602

Bonnie Fena	2002	$230,000	$0	0	$1,060
President, Reptron Manufacturing	2001	220,000	0	5,000	1,170
Services	2000	200,000	52,250	500	1,170

Deborah Casey(4)	2002	$150,000	$92,000	2,500	$1,160
Vice President, Reptron	2001	N/A	N/A	N/A	N/A
Computer Products	2000	N/A	N/A	N/A	N/A

Charles Crep(4)	2002	$142,000	$0	0	$1,060
Vice President, Reptron	2001	N/A	N/A	N/A	N/A
Manufacturing Services	2000	N/A	N/A	N/A	N/A

Christopher M. O’Brien(5)	2002	$221,000	$0	0	$60
Executive Vice President,	2001	155,000	0	10,000	—
Reptron Distribution	2000	—	—	—	—

(1)	The aggregate amount of perquisites and other personal benefits, if any, did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each Named Executive Officer and has therefore been omitted.
(2)	Includes any amount deferred by the executive pursuant to Reptron’s 401(k) plan.
(3)	Includes annual premiums paid by Reptron for a $50,000 life insurance policy for the Named Executive Officers. Also includes amounts contributed by Reptron to the account of each Named Executive Officer under Reptron’s 401(k) plan.
(4)	Ms. Casey and Mr. Crep were not among the Named Executive Officers during 2000 and 2001.
(5)	Mr. O’Brien resigned during 2002. He would have been among the Named Executive Officers during 2002 if he was employed by the Company on December 31, 2002.

Option Grants During Fiscal Year 2002

The following table sets forth information concerning options granted to the Named Executive Officers during 2002:

	2002 Stock Option Grants(1)				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
Name	Options Granted	Percent of 2002 Options Granted to Employees	Exercise or Base Price	Expiration Date	Assumed Rate 5%	Assumed Rate 10%
Michael L. Musto	0	0	N/A	N/A	0	0
Paul J. Plante	0	0	N/A	N/A	0	0
Bonnie Fena	0	0	N/A	N/A	0	0
Deborah Casey	2,500	6%	$3.15	2/15/12	$12,828	$20,426
Charles Crep	0	0	N/A	N/A	0	0
Christopher M. O’Brien	0	0	N/A	N/A	0	0

(1)	Each of these options was granted pursuant to the Reptron ISO Plan and is subject to the terms of such plan. As long as the optionee maintains continuous employment with Reptron, these options vest over a four year period at a rate of one-fourth of the shares on each anniversary of the date of grant.
(2)	Potential gains are net of the exercise price but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if they were exercised at the end of the option term. The assumed 5% and 10% rates of stock appreciation are based on appreciation from the exercise price per share. These rates are provided in accordance with the rules of the SEC and do not represent Reptron’s estimate or projection of the future price of Reptron’s Common Stock. Actual gains, if any, on stock option exercises are dependent on the future financial performance of Reptron, overall stock market conditions and the option holders’ continued employment through the vesting period.

Option Exercises During Fiscal Year 2002 and Fiscal Year End Option Values

The following table sets forth information concerning options exercised by the Named Executive Officers during fiscal year 2002 and the number and value of options held at fiscal year end. Reptron does not have any outstanding stock appreciation rights.

Name	Shares Acquired on Exercise	Value Realized($)	Number of Securities Underlying Unexercised Options at December 31, 2002		Value of Unexercised In-The-Money Options at December 31, 2002(1)($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Michael L. Musto	0	$0	0	0	N/A	N/A
Paul J. Plante	0	0	350,000	0	$0	$0
Bonnie Fena	0	0	11,500	4,000	0	0
Deborah Casey	0	0	9,250	5,750	0	0
Charles Crep	0	0	6,500	4,000	0	0
Christopher M. O’Brien	0	0	0	0	N/A	N/A

(1)	The closing price for Reptron’s common stock as reported on Nasdaq on December 31, 2002 was $0.87. Value is calculated on the basis of the difference between the option exercise price and $0.87 multiplied by the number of shares of Reptron’s common stock to which the exercise relates.

Employment and Severance Contracts

We are a party to employment agreements with Messrs. Musto and Plante effective June 5, 1998 and January 5, 1999, respectively. These agreements continue until terminated (as provided in the agreements), and provide for an annual base salary and certain other benefits. The annual base salaries for fiscal 2002 for Messrs. Musto and Plante are $400,000 and $315,000, respectively. However, Messrs. Musto and Plante, as well as our entire senior management team, received a temporary ten percent pay reduction effective July 1, 2001 in response to difficult industry conditions. This decrease in pay will be restored if and when business conditions improve. Mr. Musto’s employment agreement provides that he is entitled to severance if his employment is terminated by us for any reason or upon a “change of control” (as defined in the employment agreement). In such case, Mr. Musto would receive 2.99 times his average annual base compensation. Mr. Plante’s employment agreement provides that he is entitled to severance if his employment is terminated by us “without cause” or upon a “change of control” (as such terms are defined in the employment agreement). In such case, Mr. Plante would receive 2.99 times his average annual base compensation.

Compensation of Directors

Directors who are not employees of Reptron are paid $6,000 annually plus $1,000 for each Board of Directors meeting attended, and $1,000 for each committee meeting attended if such meeting occurs on a day other than a scheduled meeting of the Board of Directors. In addition, Reptron reserved 450,000 shares of Reptron’s common stock for future issuance upon the exercise of stock options that may be granted to its non-employee directors. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Directors. No director who is an employee of Reptron receives separate compensation for services rendered as a director. There were no stock option grants to non-employee directors in 2002.

Compensation Committee Interlocks and Insider Participation

During 2002, the Compensation Committee consisted of Messrs. Addonisio and William U. Parfet until Mr. Parfet’s resignation in December 2002, at which time Mr. Miner was appointed the Compensation Committee. All of the members of the Compensation Committee are outside directors. Under rules established by the Securities and Exchange Commission, Reptron is required to provide a description of certain transactions and relationships between any Compensation Committee member and Reptron. No such transactions occurred during 2002. None of the members of the compensation committee are current or former officers or employees of Reptron.

Compensation Committee Report on Executive Compensation

The following Report of the Compensation Committee and the performance graph included elsewhere in this Annual Report do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Reptron filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent Reptron specifically incorporates this Report or the performance graph by reference in such filings.

Compensation Policy: Reptron’s compensation program for executives consists of three key elements:

•	a base salary

•	a performance-based annual bonus

•	periodic grants of stock options

The Compensation Committee believes that this three-part approach best serves the interests of Reptron and its shareholders because it enables Reptron to meet the requirements of the highly competitive environment in which Reptron operates while ensuring that executive officers are compensated in a way that advances both the short- and long-term interests of shareholders. In determining compensation, consideration is given both to Reptron’s overall performance and to individual performance, taking into account the contributions made by the executive toward improving Reptron’s performance. Consideration is also given to the executive’s position, location and level of responsibility, and the job performance of the executive in planning, providing direction for, and implementing Reptron’s strategy. The Compensation Committee’s primary objective in establishing compensation programs is to support Reptron’s goal of maximizing the value of shareholders’ investment in Reptron.

•	Base Salary. Base salaries for Reptron’s executive officers, as well as changes in such salaries, are based upon such factors as competitive industry salaries; a subjective assessment of the nature of the position; the contribution and experience of the executive, and the length of the executive’s service. The Compensation Committee believes that Reptron’s compensation of its executive officers falls within the median of industry compensation levels. Base salaries are based upon qualitative and subjective factors, and no specific formula is applied to determine the weight of each factor.

•	Annual Bonus. Payments to Reptron’s executive officers under annual bonus plans are earned through successful completion of stated objectives, which Reptron has determined to be critical elements for successful operations. The Chief Executive Officer and Chief Operating Officer are eligible to receive annual bonus payments based solely on achieving certain levels of profitability. Ms. Casey was the only Named Executive Officer to receive a bonus in 2002.

•	Stock Options. Reptron’s long term incentives are in the form of stock option awards. The objective of these awards is to advance Reptron’s and its shareholders’ longer term interests and complement incentives tied to annual performance. These awards provide rewards to executives upon the creation of incremental shareholder value and attainment of long term earnings goals. Stock options only produce value to executives if the price of Reptron’s stock appreciates, thereby directly linking the interests of our executives with those of our shareholders. The executive’s right to the stock options vests over a period prescribed by Reptron’s Stock Option Committee. Ms. Casey was the only Named Executive Officer to receive an option grant in 2002.

Compensation of Reptron’s Chief Executive Officer: Mr. Michael L. Musto’s compensation was reduced by 10% effective July 1, 2001 in response to difficult industry conditions. Mr. Musto’s 2001 compensation, when initially established, was reviewed by the Compensation Committee applying the principles outlined above in the same manner as they were applied to the other executives of Reptron. In addition, the Compensation Committee reviews the compensation paid to chief executive officers of comparable companies and considers those compensation levels in determining Mr. Musto’s compensation. No changes have been made in Mr. Musto’s compensation since July 1, 2001.

Internal Revenue Code Limits on Deductibility of Compensation: Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for compensation over $1,000,000 paid for any fiscal year to the corporation’s chief executive officer and four other most highly compensated executive officers as of the end of any fiscal year. However, the statute exempts qualifying performance-based compensation from the deduction limit if certain requirements are met. Reptron expects no adverse tax consequences under Section 162(m) for 2002.

Submitted by the Compensation Committee

Vincent Addonisio

Bertram L. Miner

REPTRON STOCK PRICE PERFORMANCE GRAPH

The following graph is a comparison of the cumulative total returns for Reptron’s common stock as compared with the cumulative total return for The Nasdaq Stock Market (U.S.) Index and the average performance of a group consisting of Reptron’s peer corporations on a line-of-business basis. The following corporations represent our peer group: ACT Manufacturing, Inc., All American Semiconductor, Pioneer Standard Electronics, Inc., and Plexus Corporation. The cumulative return of Reptron was computed by dividing the difference between the price of Reptron’s common stock at the end and the beginning of the measurement period (December 31, 1997 to December 31, 2002) by the price of Reptron’s common stock at the beginning of the measurement period. The total return calculations are based upon an assumed $100 investment on December 31, 1997.

*	$100 invested on 12/31/97 in stock or index including reinvestment of dividends. Fiscal year ending December 31.

	1997	1998	1999	2000	2001	2002
Reptron Electronics, Inc.	100.0	50.00	84.34	59.64	30.06	8.39
Nasdaq Stock Market (U.S.)	100.0	140.99	261.48	157.77	125.16	86.53
Peer Group	100.0	116.34	130.04	155.20	140.63	89.14

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There were a total of 6,417,196 shares of Reptron common stock outstanding on April 30, 2003. The following table shows the amount of Reptron common stock beneficially owned (unless otherwise indicated) as of the close of business on April 30, 2003 by: (1) any person who is known by Reptron to be the beneficial owner of more than 5% of the outstanding shares of common stock, (2) Reptron’s directors, (3) the executive officers named in the Summary Compensation Table below and (4) all directors and executive officers of Reptron as a group.

	Shares of Reptron Common Stock Beneficially Owned
	Number	Percent
Directors and Named Executive Officers
Michael L. Musto(1)	2,145,752	33.4%
Paul J. Plante(2)	406,105	6.3%
Bonnie Fena(3)	66,506	*
Leigh A. Lane(4)	2,500	*
Deborah Casey(5)	10,500	*
Charles Crep(6)	9,225	*
Vincent Addonisio(7)	27,000	*
William L. Elson(8)	52,300	*
Bertram L. Miner	0	0%
All directors and executive officers as a group(9)(10 persons)	2,719,888	42.4%

Shareholders
Milan Mandaric(10)	571,800	8.9%
One Oakwood Boulevard, Suite 200
Hollywood, Florida 33020
Ryback Management Corporation(11)	473,684	7.4%
7711 Carondelet Avenue
St Louis, Missouri 63105
Forum Capital Markets LLC(12)	468,686	7.3%
53 Forest Ave, 3rd Floor
Old Greenwich, CT 06870
Paradigm Capital Management, Inc(13)	334,500	5.2%
Nine Elk Street
Albany, New York 12207
Royce & Associates, Inc.(14)	345,000	5.4%
1414 Avenue of Americas
New York, New York 10019
Dimensional Fund Advisors, Inc(15)	423,638	6.6%
1299 Ocean Avenue, 11th Floor
Santa Monica, California 90401
Avenir Corporation(16)	412,734	6.4%
1725 K St, NW, Suite 401
Washington, DC 20006
C.L. King & Associates, Inc.(17)	600,000	9.3%
Nine Elk Street
Albany, New York 12207
Edward J. Okay(18)	649,200	10.1%
7150 Elkhorn Drive
West Palm Beach, Florida 33411

*	Less than 1% of the outstanding common stock.

(1)	The number of shares shown in the table includes (i) 2,932 shares held directly by Mr. Musto; (ii) 280,700 shares issuable to the Michael L. Musto Revocable Living Trust (the “MLM Trust”) upon the conversion of the 6% Convertible Subordinated Notes due 2004 (the “Notes”), of which half were purchased by the MLM Trust on January 7, 1999 and half were purchased on August 26, 1999, which are convertible into shares of Reptron common stock at the rate of 35.0877 shares of common stock per $1,000 principal amount of the Notes; (iii) 1,739,720 shares held by MLM Investment Company Limited Partnership (“MLMLP”) of which MLM, Inc., a Nevada corporation (“MLM, Inc.”), is the managing general partner, Mr. Musto is the president and controlling shareholder of MLM, Inc., and has sole voting and dispositive power over the shares held by MLMLP; and (iv) 122,500 shares held by the MLM Trust. Excludes 4,000 shares subject to options that are exercisable by Mr. Musto’s mother.
(2)	The number of shares shown in the table includes (i) 52,000 shares held directly by Mr. Plante; (ii) 350,000 shares subject to options that are exercisable within 60 days of April 30, 2003; and (iii) 4,105 shares issuable to an IRA for the benefit of Mr. Plante’s spouse upon the conversion of the Notes.
(3)	The number of shares shown in the table includes (i) 53,631 shares held directly by Ms. Fena; and (ii) 12,875 shares subject to options that are exercisable within 60 days of April 30, 2003.
(4)	The number of shares shown in the table includes only shares subject to options that are exercisable within 60 days of April 30, 2003.
(5)	The number of shares shown in the table includes only shares subject to options that are exercisable within 60 days of April 30, 2003.
(6)	The number of shares shown in the table includes (i) 1,350 shares held directly by Mr. Crep and (ii) 7,875 shares subject to options that are exercisable within 60 days of April 30, 2003.
(7)	The number of shares shown in the table includes (i) 2,000 shares held directly by Mr. Addonisio and (ii) 25,000 shares subject to options that are exercisable within 60 days of April 30, 2003.
(8)	The number of shares shown in the table includes (i) 12,300 shares held by the William L. Elson P.C. Profit Sharing Plan; and (ii) 40,000 shares subject to options that are exercisable within 60 days of April 30, 2003.
(9)	Includes 22,712 shares beneficially owned by Anthony Musto. Mr. Musto owns 12,714 of the shares directly and the remaining 10,000 shares are subject to options that are exercisable within 60 days of April 30, 2003. Anthony Musto is the cousin of Michael L. Musto.
(10)	Reptron has reason to believe that Mr. Mandaric beneficially owns 571,800 shares.
(11)	The number of shares shown in the table is based upon a Schedule 13G filed with the Securities and Exchange Commission on February 10, 1999 and are shares issuable upon the conversion of $13,500,000 of the Notes.
(12)	The number of shares shown in the table is based upon a Schedule 13G/A filed with the Securities and Exchange Commission on February 8, 2000.
(13)	The number of shares shown in the table is based upon a Schedule 13G/A filed with the Securities and Exchange Commission on January 10, 2002.
(14)	The number of shares shown in the table is based upon a Schedule 13D filed with the Securities and Exchange Commission on February 5, 2003.
(15)	The number of shares shown in the table is based upon a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2003
(16)	The number of shares shown in the table is based upon a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2003
(17)	The number of shares shown in the table is based upon a Schedule 13G filed with the Securities and Exchange Commission on January 8, 2003.
(18)	The number of shares shown in the table is based upon a Schedule 13G filed with the Securities and Exchange Commission on February 11, 2003.

Information regarding equity compensation plans required by this Item is included in Item 5 of Part II of this report and is incorporated into this Item by reference.

Item 13.    Certain Relationships and Related Transactions

From time to time, Reptron and its subsidiaries engage in transactions with companies where one of Reptron’s executive officers or directors or a member of his or her immediate family has a direct or indirect interest. All of these transactions, including those described below, are in the ordinary course of business and at competitive rates and prices.

Reptron leased one of its sales offices (located in Detroit, Michigan) from Michael L. Musto, Reptron’s Chief Executive Officer during 2002. The building includes office and warehouse space and totals approximately 10,000 square feet. Rent expense on this facility totaled $72,000 in 2002. The lease was terminated on March 1, 2003. The Reptron Manufacturing division leases a total of 127,000 square feet of manufacturing and administrative offices in Hibbing, Minnesota, which facility is owned in part by four individuals on the senior management team of Reptron Manufacturing. Rent expense on these offices totaled $562,000 in 2002. The lease expires in December 2007.

Mr. Elson, a Director of Reptron, provides legal services to Reptron and received approximately $218,000 for legal services rendered during 2002. In addition, Mr. Elson, is also of counsel to the law firm of Holland & Knight LLP which served as counsel to Reptron during the fiscal year ended December 31, 2002.

Mr. Musto, Reptron’s Chief Executive Officer, beneficially owns a portion of Reptron’s 6.75% convertible subordinated notes with a face value of approximately $8.0 million. In 2002, Mr. Musto received approximately $540,000 in interest payments on these notes. Also, Mr. Plante, Reptron’s President, Chief Operating Officer and Acting Chief Financial Officer, beneficially owns a portion of Reptron’s 6.75% convertible subordinated with a face value of approximately $117,000. In 2002, Mr. Plante received approximately $8,000 in interest payments on these notes.

Ms. Lane, a Director of Reptron, also serves as Secretary and Corporate Credit Manager of Reptron. We are a party to an employment agreement with Ms. Lane effective January 1, 1997. This agreement continues until terminated (as provided in the agreement), and provides for an annual base salary and certain other benefits. The annual base salary for fiscal 2002 was $120,000. Ms. Lane’s employment agreement provides that she is entitled to severance if her employment is terminated by us for any reason or upon a “change of control” (as defined in the employment agreement). In such case, Ms. Lane would receive 2.99 times her average annual base compensation.

Reptron occasionally leases an airplane from a company controlled by Mr. Musto, Reptron’s Chief Executive Officer. The lease is based on a per hour use charge. During 2002, payments for the use of the airplane were approximately $120,000.

PART IV

Item 15.    Exhibits, Financial Statements and Schedules and Reports on Form 8-K

Exhibit No.	Description

99.3	Certification by the Chief Executive Officer of Reptron Electronics, Inc. pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4	Certification by the Principal Accounting Officer of Reptron Electronics, Inc. pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to the Annual Report of Form 10-K/A to be signed on its behalf by the undersigned, thereto duly authorized.

REPTRON ELECTRONICS, INC.

Date: April 30, 2003	By:	/s/ PAUL J. PLANTE
Paul J. Plante, President and Chief Operating Officer (Principal Accounting Officer)