Form 10-Q
period 2003-03-31
REPTRON ELECTRONICS INC
filed 2003-05-20
CIK 918765

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

          (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 0 - 23426
                       ---------

                            REPTRON ELECTRONICS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

          Florida                                        38-2081116
---------------------------                 ------------------------------------
State or other jurisdiction                 (I.R.S. Employer Identification No.)
of incorporation or organization

  13700 Reptron Boulevard, Tampa, Florida                             33626
--------------------------------------------                       -----------
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

                                Yes   X     No
                                    -----

As of May 20, 2003, there were 6,417,196 shares of the Registrant's Common Stock issued and outstanding.

                            REPTRON ELECTRONICS, INC.

                                      INDEX

                                                                                                                  Page
PART I.     FINANCIAL INFORMATION                                                                                Number
                                                                                                                 ------
            Item 1.     Financial Statements (Unaudited)

                        Consolidated Statements of Operations -- Three months ended
                        March 31, 2003 and March 31, 2002                                                           3

                        Consolidated Balance Sheets -- March 31, 2003 and December 31, 2002                         4

                        Consolidated Statement of Shareholders' Equity (Deficit) -- Three months ended
                        March 31, 2003 and year ended December 31, 2002                                             5

                        Consolidated Statements of Cash Flows -- Three months ended
                        March 31, 2003 and March 31, 2002                                                           6

                        Notes to Consolidated Financial Statements -- March 31, 2003                                7

            Item 2.     Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                                                  13

            Item 3.     Quantitative and Qualitative Disclosures about Market Risk                                 19

            Item 4.     Controls and Procedures                                                                    19

PART II.    OTHER INFORMATION

            Item 6.     Exhibits and Reports on Form 8-K                                                           20


Signatures                                                                                                         21

PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements

                            REPTRON ELECTRONICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                                                Three months ended
                                                                                     March 31,
                                                                                    (Unaudited)
                                                                            --------------------------
                                                                               2003           2002
                                                                               ----           ----
Net sales                                                                   $    45,164    $    50,852
Cost of goods sold                                                               40,265         46,813
                                                                            -----------    -----------
           Gross profit                                                           4,899          4,039

Selling, general and administrative expenses                                      5,636          6,620
                                                                            -----------    -----------
           Operating loss                                                          (737)        (2,581)

Interest expense, net                                                             1,656          1,762
                                                                            -----------    -----------
          Loss from continuing operations before income taxes                    (2,393)        (4,343)

Income tax provision                                                                 --             --
                                                                            -----------    -----------

           Loss from continuing operations                                       (2,393)        (4,343)

Discontinued operations (Note B)
           Loss from operations of discontinued Reptron Distribution
               (including loss on disposal of $1,789 in 2003)                   (17,223)        (2,195)
           Income tax benefit                                                        --             --
                                                                            -----------    -----------
           Loss on discontinued operations                                      (17,223)        (2,195)
                                                                            -----------    -----------

           Net loss                                                         $   (19,616)   $    (6,538)
                                                                            ===========    ===========

Net loss from continuing operations per common share - basic and diluted    $     (0.37)   $     (0.68)
Net loss from discontinued operation per common share - basic and diluted   $     (2.68)   $     (0.34)
                                                                            -----------    -----------

           Net loss per common share - basic and diluted                    $     (3.05)   $     (1.02)
                                                                            ===========    ===========


Weighted average common shares outstanding - basic and diluted                6,417,196      6,413,640
                                                                            ===========    ===========

    The accompanying notes are an integral part of these financial statements

                            REPTRON ELECTRONICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                     ASSETS

                                                                     (Unaudited)
                                                                      March 31,    December 31,
                                                                        2003           2002
                                                                        ----           ----
CURRENT ASSETS
  Cash and cash equivalents                                           $     479      $     370
  Accounts receivable - trade, net                                       37,234         41,743
  Inventories, net                                                       24,462         26,746
  Assets held for sale                                                   12,771         28,832
  Prepaid expenses and other current assets                               2,019          1,909
                                                                      ---------      ---------
      Total current assets                                               76,965         99,600

PROPERTY, PLANT & EQUIPMENT - AT COST, NET                               22,436         23,377
GOODWILL, NET                                                            26,779         30,073
DEFERRED INCOME TAX                                                       2,442          2,449
OTHER ASSETS                                                              1,752          1,475
                                                                      ---------      ---------
TOTAL ASSETS                                                          $ 130,374      $ 156,974
                                                                      =========      =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable - trade                                            $  19,033      $  19,045
  Note payable to bank                                                   31,273         33,606
  6 3/4% Convertible Subordinated Notes                                  76,315             --
  Current portion of long-term obligations                                  880          1,080
  Liabilities held for sale                                               4,105          7,948
  Accrued expenses                                                        8,385          8,860
                                                                      ---------      ---------
      Total current liabilities                                         139,991         70,539

LONG-TERM OBLIGATIONS, less current portion                               3,971         80,407
SHAREHOLDERS' EQUITY (DEFICIT)
  Preferred Stock - authorized 15,000,000 shares
   of $.10 par value; no shares issued                                       --             --
   Common Stock - authorized 50,000,000 shares
   of $.01 par value; issued and outstanding,
   6,417,196 and 6,417,196 shares, respectively                              64             64
  Additional paid-in capital                                             23,146         23,146
  Retained deficit                                                      (36,798)       (17,182)
                                                                      ---------      ---------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                    (13,588)         6,028
                                                                      ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                  $ 130,374      $ 156,974
                                                                      =========      =========

    The accompanying notes are an integral part of these financial statements

                            REPTRON ELECTRONICS, INC.
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                        (In thousands, except share data)


                                                      Common Stock           Additional                     Total
                                                    ----------------
                                                                                            Retained    Shareholders'
                                                  Shares          Par          Paid-In      Earnings       Equity
                                                Outstanding      Value         Capital      (Deficit)     (Deficit)
                                                -----------      -----        ---------     ---------    ----------
Balance at December 31, 2001                      6,397,196        $64        $  23,083     $   9,025    $   32,172

Exercise of stock options                            20,000          -               63             -            63
Net loss                                                  -          -                -       (26,207)      (26,207)
                                                 ----------        ---        ---------     ---------    ----------
Balance at December 31, 2002                      6,417,196         64           23,146       (17,182)        6,028

Net loss (Unaudited)                                      -          -                -       (19,616)      (19,616)
                                                 ----------        ---        ---------     ---------    ----------
Balance at March 31, 2003 (Unaudited)             6,417,196        $64        $  23,146     $ (36,798)   $  (13,588)
                                                 ==========        ===        =========     =========    ==========

     The accompanying notes are an integral part of this financial statement

                            REPTRON ELECTRONICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                    Three months ended
                                                                                        March 31,
                                                                                       (Unaudited)
                                                                                  ----------------------
                                                                                     2003         2002
                                                                                  ---------    ---------
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
  Net loss                                                                        $ (19,616)   $  (6,538)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation, amortization, and goodwill impairment                               5,008        2,023
    Deferred income taxes                                                                 7           --
    Non-cash charges associated with discontinued operations                         12,789           --
    Change in assets and liabilities:
      Accounts receivable - trade                                                     4,509          109
      Inventories                                                                     2,284        3,210
      Prepaid expenses and other current assets                                        (110)         248
      Other assets                                                                      570          (64)
      Assets held for sale                                                            2,319           --
      Liabilities held for sale                                                      (3,843)          --
      Accounts payable - trade                                                          (12)       5,189
      Accrued expenses                                                                 (475)      (1,074)
      Income taxes receivable                                                            --          147
                                                                                  ---------    ---------
        Net cash provided by operating activities                                     3,430        3,250

Cash flows from investing activities:
Purchases of property, plant and equipment                                             (667)        (223)
                                                                                  ---------    ---------
        Net cash used in investing activities                                          (667)        (223)
                                                                                  ---------    ---------

Cash flows from financing activities:
  Net payments on notes payable to bank                                              (2,333)      (2,749)
  Payments on long-term obligations                                                    (321)        (397)
  Proceeds from exercise of stock options                                                --           63
                                                                                  ---------    ---------
        Net cash used in financing activities                                        (2,654)      (3,083)
                                                                                   --------    ---------

        Net decrease in cash and cash equivalents                                       109          (56)
Cash and cash equivalents at beginning of period                                        370          197
                                                                                  ---------    ---------
Cash and cash equivalents at end of period                                        $     479    $     141
                                                                                  =========    =========

Supplemental cash flow information:

  Interest                                                                        $     628    $   3,433
                                                                                  =========    =========

  Income taxes                                                                    $      --    $      22
                                                                                  =========    =========

    The accompanying notes are an integral part of these financial statements

                            REPTRON ELECTRONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

NOTE A -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and March 31, 2002 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the 2002 Form 10-K which was filed in April 2003.

NOTE B - DISCONTINUED OPERATIONS

The Company's Electronic Component Distribution ("ECD") segment incurred losses of approximately $20 million for the year ended December 31, 2002. Despite cost cutting measures implemented during the second half of 2001 and throughout 2002, the Company has continued to incur losses in this segment. As a result, the Company has decided to exit the component distribution business either through a sale of the business or by discontinuance of its operations. Management is in the process of negotiating a sale of this division and as of March 31, 2003 believed that a sale was probable during the second quarter of 2003. Accordingly, the results of this division have been reported as a discontinued operation as of March 31, 2003.

Management believes that as part of a sale the Company will retain ownership of the trade accounts receivable and that it is likely that the Company will remain responsible for substantially all of the accrued liabilities along with future liabilities associated with lease terminations and employee severance payments, as required. Assets and liabilities held for sale at March 31, 2003 consist primarily of inventory of approximately $12.5 million and accounts payable of approximately $4.1 million, respectively. Assets held for sale at December 31, 2002 consisted primarily of inventory of approximately $26.6 million , property and equipment of approximately $1.7 million and, liabilities held for sale at December 31, 2002 consisted primarily of accounts payable of $7.9 million.

Revenue for the ECD division was $22.4 million and $32.3 million for the three months ending March 31, 2003 and 2002, respectively. The ECD division's loss before income taxes was $3.7 million in the first quarter of 2002 and $15.4 million in the first quarter of 2003. Included in the pre-tax loss in the first quarter of 2003 is an impairment writedown of $3.3 million of goodwill and an $11.0 million writedown of inventory. The inventory writedown was determined with consideration given to the expected sale proceeds associated with the discontinued operations. The goodwill impairment was also recognized in response to the near term expectations established by the board of directors in March 2003 to either sell or otherwise discontinue these operations. As a result, the long-term turnaround previously estimated by management for this segment was no longer feasible and recovery of these assets was not expected in the near term. Also included in the pre-tax loss in the first quarter of 2003 and 2002 is interest expense of $0.3 million and $0.4 million, respectively, that was allocated to the electronic component distribution business. The basis for this allocation considered interest expense which can reasonably be expected to be avoided through the collection of the distribution division's trade receivables, proceeds from the sales of assets held for sale, and subsequent payment on our working capital credit facility.

                            REPTRON ELECTRONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

NOTE C -- RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this standard did not have a significant effect on operations or financial position.

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

In April 2002, the FASB issued Statement 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections (SFAS
145). Among other provisions, SFAS 145 rescinds FASB Statement 4, Reporting Gains and Losses from Extinguishment of Debt. Accordingly, gains or losses from extinguishment of debt should not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB
30). Gains or losses from extinguishment of debt, which do not meet the criteria of APB 30, should be reclassified to income from continuing operations in all prior periods presented. The provisions of SFAS 145 will be effective for fiscal years beginning after May 15, 2002.

In December 2002, the FASB issued Statement 148 (SFAS 148), Accounting for Stock-Based Compensation -- Transition and Disclosure: an amendment of FASB Statement 123 (SFAS 123), to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company does not plan a change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

NOTE D -- OPERATIONAL MATTERS

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses of approximately $22 million and $26 million for the years ended December 31, 2001 and 2002, respectively, and, has defaulted on two significant debt obligations. In response to the aforementioned losses, the Company has committed to a plan to either sell or otherwise discontinue the operations of the ECD division, as further discussed in Note B above. Management believes that the discontinuance of the ECD division will significantly reduce the Company's losses and that focus on its remaining EMS business, along with the efforts to restructure the outstanding Convertible Notes and obtain waivers of default on the Credit Agreement, as discussed further in Note H, will restore the Company to profitability. As a result of the items noted above, which conditions existed as of December 31, 2002, the Report of Independent Certified Public Accountants for the year ended December 31, 2002 indicated that there was substantial doubt regarding the Company's ability to continue as a going concern.

                            REPTRON ELECTRONICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 31, 2003
                                   (Unaudited)

NOTE E -- INVENTORIES

Inventories consist of the following (in thousands):

                                                                        March 31,     December 31,
                                                                          2003            2002
                                                                      -----------     ------------
   Reptron Computer Products:
     Inventories                                                      $       670     $       599

   Electronic Manufacturing Services:
     Work in process                                                        7,868           8,529
     Raw Materials                                                         15,924          17,618
                                                                      -----------     -----------

                                                                      $    24,462     $    26,746
                                                                      ===========     ===========

NOTE F -- FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Reptron Electronics, Inc. has two segments: Electronic Manufacturing Services and Reptron Computer Products . The Electronic Manufacturing Services segment manufactures electronic products (including display solutions) according to customer design for a select number of customers throughout the country representing a diverse range of industries. Reptron Computer Products division primarily sells computer memory modules to retail stores.

The following table shows net sales and gross profit by industry segments for the three months ended March 31, 2003 and March 31, 2002.


                                                                   Three months ended
                                                                        March 31,
                                                                     (in thousands)
                                                               --------------------------

                                                                  2003            2002
                                                                 ------          ------
     Net Sales
       Reptron Computer Products                               $  10,640      $  15,074
       Electronic Manufacturing Services                          34,524         35,778
                                                               ---------      ---------
                                                               $  45,164      $  50,852
                                                               =========      =========

     Gross Profit
       Reptron Computer Products                               $     597      $   1,499
       Electronic Manufacturing Services                           4,302          2,540
                                                               ---------      ---------
                                                               $   4,899      $   4,039
                                                               =========      =========

     Goodwill, Gross
       Reptron Computer Products                               $      --      $      --
       Electronic Manufacturing Services                          30,140         30,140
                                                               ---------      ---------
                                                               $  30,140      $  30,140
                                                               =========      =========

     Goodwill, net of accumulated amortization
       Reptron Computer Products                               $      --      $      --
       Electronic Manufacturing Services                          26,779         26,779
                                                               ---------      ---------
                                                               $  26,779      $  26,779
                                                               =========      =========

                            REPTRON ELECTRONICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 31, 2003
                                   (Unaudited)

NOTE G -- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share:

                                                                     Three months ended
                                                                          March 31,
                                                                       (in thousands)
                                                              -------------------------------
                                                                   2003               2002
                                                                   ----               ----
Numerator:
  Net loss (in thousands)                                     $     (19,616)      $    (6,538)
                                                              =============       ===========

Denominator:
  For basic loss per share - Weighted average shares              6,417,196         6,413,640

  Effect of dilutive securities:
    Employee stock options                                               --                --
                                                              -------------       -----------

  For diluted loss per share                                      6,417,196         6,413,640
                                                              =============       ===========

Net loss per common share - basic                             $       (3.05)      $     (1.02)
                                                              =============       ===========

Net loss per common share - diluted                           $       (3.05)      $     (1.02)
                                                              =============       ===========

For the three month periods ended March 31, 2003 and 2002, all options have been excluded from the computation of diluted earnings per share because their effect on loss per share would be anti-dilutive.

The convertible notes were not included in the computation of earnings per share for all periods because the conversion price of $28.50 exceeded the average market price of the common stock. Therefore, the effect would be anti-dilutive.

NOTE H - LONG-TERM DEBT

Credit Agreement

Three lenders have made available to us a $60 million revolving credit facility (the "Credit Agreement") through October 10, 2005. The Credit Agreement contains certain covenants including a minimum quarterly measure of earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined by the Credit Agreement. The Company was not in compliance with the minimum quarterly EBITDA covenant as of December 31, 2002 and March 31, 2003. Additionally, management believes that it will not meet the EBITDA covenants required under the Credit Agreement for at least the calendar quarter ending June 30, 2003. Additionally, Reptron is in default of the Credit Agreement as a result of its default of the Convertible Notes (see below). As a result of these defaults, our lenders could make demand for immediate repayment of all outstanding advances under the Credit Agreement and exercise their rights as a secured lender as provided under the Credit Agreement. Additionally, some of the advance ratios provided under the Credit Agreement have been made more restrictive, thereby reducing the Company's liquidity. Notwithstanding the lender's right to make demand for immediate and full repayment of all outstanding advances under the Credit Agreement, the lenders continue to provide financing under the Credit Agreement. Management is working with the lenders to develop arrangements for the lenders to waive these defaults under the Credit Agreement as well as negotiating an amendment to the Credit Agreement directed toward reducing the EBITDA covenants required in future calendar quarters. There is no assurance that the Company will receive the necessary waivers and adjustments to these covenants. If the lenders were to terminate the Credit Agreement, for any reason, or substantially reduce the amount available under the Credit Agreement, it is unlikely that the Company would be able to continue its operations without the benefit of protection under the United States Bankruptcy laws, all of which would have a material adverse effect on its business and financial condition.

                            REPTRON ELECTRONICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 31, 2003
                                   (Unaudited)

NOTE H - LONG-TERM DEBT - Continued

Convertible Notes

As of March 31, 2003, there was approximately $76.3 million of 6 3/4% Convertible Subordinated Notes (the "Convertible Notes") outstanding. The Convertible Notes pay interest semi-annually on February 1 and August 1. The holders of the Convertible Notes have the right to convert any portion of the principal amount of the outstanding Convertible Notes, at the date of conversion, into shares of our common stock at any time prior to the close of business on August 1, 2004, at a conversion rate of 35.0877 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to a conversion price of approximately $28.50 per share). There is no requirement that the holders of the Convertible Notes convert on or before August 1, 2004. Additionally, the Company has the right to require the redemption of the Convertible Notes under certain circumstances. Management believes it is extremely unlikely that the Convertible Notes will be either converted or redeemed given the Company's financial condition and the trading price for its stock.

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

Certain holders of the Convertible Notes have formed an ad-hoc committee to discuss possible alternatives in the restructuring of the indebtedness and terms of repayment of the restructured debt under the Convertible Notes. The ad-hoc committee represents approximately 56% of the total outstanding principal due under the Convertible Notes. The ad-hoc committee has retained legal counsel and the Company has engaged a consulting firm to assist in the negotiations of this restructuring with the ad-hoc committee. If the Company fails to reach an agreement, it is likely that the holders of the Convertible Notes will make demand for payment of the defaulted interest and accelerate and make demand for full and immediate repayment of the outstanding principal amount due under the Convertible Notes, all of which would have a material adverse effect on the Company's business and financial condition. The Company does not have sufficient liquidity to satisfy such demands. In such event, it is probable that the Company would seek protection under the United States Bankruptcy laws.

NOTE I - INCOME TAXES

During the three month period ended March 31, 2003, the Company incurred losses before income taxes of $19.6 million. As a result, Reptron recognized a deferred tax asset and an offsetting valuation allowance of approximately $7.8 million, resulting in no income tax benefit. Realization of the tax loss carryforwards are contingent upon future taxable earnings in the appropriate jurisdiction. Each carryforward item is reviewed for expected utilization, using a "more likely than not" approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (federal or state), the relevant history for the particular item, the applicable expiration dates, and identified actions under the Company's control in realizing the associated carryforward benefits. The Company assesses the available positive and negative evidence surrounding the recoverability of the deferred tax assets and applies judgment in estimating the amount of valuation allowance necessary under the circumstances. Management continues to assess and evaluate strategies that will enable the carryforward, or a greater portion thereof, to be utilized, and will reduce the valuation allowance appropriately for each item at such time when it is determined that the "more likely than not" criterion is satisfied.

                            REPTRON ELECTRONICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 31, 2003
                                   (Unaudited)

NOTE J - STOCK BASED COMPENSATION

The Company follows SFAS No. 123, which establishes a fair value based method of accounting for stock-based employee compensation plans; however, the Company has elected to account for its employee stock compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

Had compensation cost for the Company's stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS No. 123, the Company's net income and net income per common share would have been the pro forma amounts indicated below:

                                                                                         Three months ended
                                                                                              March 31,
                                                                                           (in thousands)
                                                                                     ------------------------

                                                                                        2003             2002
                                                                                       ------           -----
Net earnings (loss), as reported                                                     $ (19,616)      $ (6,538)
Add:  Stock-based employee compensation
  expense included in reported net income,
  net of related tax effects                                                                 -              -

Deduct:  Total stock -based employee compensation
  expense determined under fair value based method
  for awards granted, modified, or settled, net of
  related tax effects                                                                       30             24
                                                                                    ----------      ---------
Pro forma net income                                                                 $ (19,646)     $  (6,562)
                                                                                    ==========      =========

Net loss per common share - basic:
As reported                                                                          $   (3.05)     $   (1.02)
Pro forma                                                                            $   (3.06)     $   (1.02)

Net loss per common share - diluted:
As reported                                                                          $   (3.05)     $   (1.02)
Pro forma                                                                            $   (3.06)     $   (1.02)

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

DISCONTINUED OPERATIONS

         The Company's Electronic Component Distribution ("ECD") segment incurred losses of approximately $20 million for the year ended December 31, 2002. Despite cost cutting measures implemented during the second half of 2001 and throughout 2002, the Company has continued to incur losses in this segment. As a result, the Company has decided to exit the component distribution business either through a sale of the business or by discontinuance of its operations. Management is in the process of negotiating a sale of this division and as of March 31, 2003 believed that a sale was probable during the second quarter of 2003. Accordingly, the results of this division have been reported as a discontinued operation as of March 31, 2003.

         Management believes that as part of a sale the Company will retain ownership of the trade accounts receivable and that it is likely that the Company will remain responsible for substantially all of the accrued liabilities along with future liabilities associated with lease terminations and employee severance payments, as required. Assets and liabilities held for sale at March 31, 2003 consist primarily of inventory of approximately $12.5 million and accounts payable of approximately $4.1 million, respectively. Assets held for sale at December 31, 2002 consisted primarily of inventory of approximately $26.6 million , property and equipment of approximately $1.7 million and, liabilities held for sale at December 31, 2002 consisted primarily of accounts payable of $7.9 million.

         Revenue for the ECD division was $22.4 million and $32.3 million for the three months ending March 31, 2003 and 2002, respectively. The ECD division's loss before income taxes was $3.7 million in the first quarter of 2002 and $15.4 million in the first quarter of 2003. Included in the pre-tax loss in the first quarter of 2003 is an impairment writedown of $3.3 million of goodwill and an $11.0 million writedown of inventory. The inventory writedown was determined with consideration given to the expected sale proceeds associated with the discontinued operations. The goodwill impairment was also recognized in response to the near term expectations established by the board of directors in March 2003 to either sell or otherwise discontinue these operations. As a result, the long-term turnaround previously estimated by management for this segment was no longer feasible and recovery of these assets was not expected in the near term. Also included in the pre-tax loss in the first quarter of 2003 and 2002 is interest expense of $0.3 million and $0.4 million, respectively, that was allocated to the electronic component distribution business. The basis for this allocation considered interest expense which can reasonably be expected to be avoided through the collection of our distribution division's trade receivables, proceeds from the sales of assets held for sale, and subsequent payment on our working capital credit facility.

RESULTS OF OPERATIONS

         Net Sales. Total first quarter net sales decreased $5.7 million, or 11.2% from $50.9 million in the first quarter of 2002 to $45.2 million in the first quarter of 2003.

         Reptron Computer Products ("CP") 2003 first quarter net sales decreased $4.4 million, or 29.4% from $15.1 million for the first quarter of 2002 to $10.6 million in the first quarter of 2003. Management believes that this decrease resulted primarily from industry-wide price decreases of memory module components during 2003 as compared to the first quarter of 2002.

         Electronic Manufacturing Services ("EMS") net sales decreased $1.3 million, or 3.5%, from $35.8 million in the first quarter of 2002 to $34.5 million in the first quarter of 2003. This decrease is primarily attributable to decreased demand within the telecommunications and governmental products customer base of EMS. EMS transacted business with approximately 50 customers in the first quarter of 2003. The largest three customers represented approximately 14.3%, 11.6% and 7.6%, respectively, of first quarter 2003 EMS net sales (11.0%, 8.9% and 5.8%, respectively of total Company first quarter 2003 net sales) as compared to 17.5%, 9.1%, and 6.2%, respectively, of first quarter 2002 EMS net sales (12.3%, 6.4% and 4.3% respectively, of total Company first quarter 2002 net sales). Sales by industry segment for the first quarter of 2003 were: semiconductor equipment 7.4%; medical equipment 37.9%; industrial/instrumentation 14.9%; telecommunications 10.1%; banking 12.4%; government 2.0%; office products 4.2%; and all other 11.1%.

         Gross Profit. Total 2003 first quarter gross profit increased $0.9 million, or 21.3%, from $4.0 million in the first quarter of 2002 to $4.9 million in the first quarter of 2003. The gross profit percentage of the Company was 10.9% in the first quarter of 2003 and 7.9% in the first quarter of 2002.

         CP gross profit decreased $0.9 million, or 60.2%, from $1.5 million in the first quarter of 2002 to $0.6 million in the first quarter of 2003. The gross margin was 5.6% in the first quarter of 2003 and 9.9% in the first quarter of 2002. CP gross profit margin declined primarily because retail prices of memory modules decreased faster than the wholesale prices charged by our vendors.

         EMS gross profit increased $1.8 million, or 69.3%, from $2.5 million in the first quarter of 2002 to $4.3 million in the first quarter of 2003. Gross margin was 12.5% in the first quarter of 2003 and 7.1% in the first quarter of 2002. The increase in gross profit dollars and gross profit margin from prior periods is primarily attributable to more efficient materials procurement and more favorable pricing from our customers in the first quarter of 2003 as compared to the first quarter of 2002.

         Selling, General, and Administrative Expenses. Selling, general and administrative ("SG&A") expenses decreased $1.0 million, or 14.9%, from $6.6 million in the first quarter of 2002 to $5.6 million in the first quarter of 2003. These expenses, as a percentage of net sales, decreased from 13.0% in the first quarter of 2002 to 12.5% in the first quarter of 2003. The decrease in SG&A expense measured in dollars and as a percentage of sales is primarily attributable to cost cutting measures implemented subsequent to the first quarter of 2002. The employee base declined by approximately 140 employees from approximately 1,212 in the first quarter of 2002 to approximately 1,072 in the first quarter of 2003 which represents an 11.6% reduction in overall workforce, resulting in a corresponding reduction in selling, general & administrative expenses. Selling, general and administrative expenses in the first quarter of 2003 and 2002 include the corporate overhead that has historically been allocated to our electronic component distribution division which is currently reported as a discontinued operation. Management expects additional reduction of these costs in future periods as our operation of the distribution division is concluded.

         Interest Expense. Net interest expense decreased $0.1 million, or 6.0%, from $1.8 million in the first quarter of 2002 to $1.7 million in the first quarter of 2003. This decrease in net interest expense is the result of the combination of a decrease in average outstanding debt of $17.4 million from $131.1 million in the first quarter of 2002 to $113.8 million in the first quarter of 2003, and an increase in average interest rates from 6.5% in the first quarter of 2002 to 6.7% in the first quarter of 2003. Interest expense of $0.3 million and $0.4 million was allocated to the discontinued operations of our electronic component distribution business. The basis for this allocation was interest expense which can reasonably be expected to be avoided through the collection of our distribution division's trade receivables and subsequent payment on our working capital credit facility. Interest expense of approximately $1.3 million related to our Convertible Notes has been fully accrued and expensed in the first quarter of 2003. Management cannot be certain when, if ever, the Company will have the ability to pay the accrued interest on these Convertible Notes.

     Income Taxes. During the three month period ended March 31, 2003, we incurred losses before income taxes of $19.6 million. As a result, we recognized a deferred tax asset and an offsetting valuation allowance of $7.8 million, resulting in no income tax benefit. Realization of the tax loss carryforwards are contingent upon future taxable earnings in the appropriate jurisdiction. Each carryforward item is reviewed for expected utilization, using a "more likely than not" approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (federal or state), the relevant history for the particular item, the applicable expiration dates, and identified actions under our control in realizing the associated carryforward benefits. We assess the available positive and negative evidence surrounding the recoverability of the deferred tax assets and apply judgement in estimating the amount of valuation allowance necessary under the circumstances. We continue to assess and evaluate strategies that will enable the carryforward, or a greater portion thereof, to be utilized, and will reduce the valuation allowance appropriately for each item at such time when it is determined that the "more likely than not" criterion is satisfied.

LIQUIDITY AND CAPITAL RESOURCES

     We primarily finance our operations through subordinated notes, bank credit lines, operating cash flows, capital equipment leases, and short-term financing through supplier credit lines.

     Net cash provided by or used in operating activities has historically been provided by net income (loss) levels combined with fluctuations in inventory, accounts receivable and accounts payable. Operating activities for the first quarter of 2003 provided cash of approximately $3.4 million. This cash flow resulted primarily from decreases in accounts receivable of $4.5 million and inventories of $2.3 million, and a decrease in accounts payable, excluding the reclassification effect of our distribution division as a discontinued operation, of $3.9 million. Days sales in accounts receivable were approximately 58 and 51 days as of March 31, 2002 and 2003, respectively. Annualized inventory turns were approximately 4.0 and 5.0 times for the first quarter of 2002 and 2003, respectively.

     Capital expenditures totaled approximately $0.7 million in the first quarter of 2003. These capital expenditures were primarily for the acquisition of equipment and building improvements. These purchases were funded by the working capital credit facility.

     Credit Agreement. Three lenders have made available to us a $60 million revolving credit facility (the "Credit Agreement") through October 10, 2005. Borrowings under the Credit Agreement are collateralized by substantially all assets of Reptron including inventory, accounts receivable, equipment and general intangibles and certain of our real property. The Credit Agreement limits the amount of capital expenditures and prohibits the payment of dividends without the lender's consent. Amounts outstanding under the Credit Agreement were approximately $31.3 million as of March 31, 2003.

     The Credit Agreement contains certain covenants including a minimum quarterly measure of earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined by the Credit Agreement. Reptron was not in compliance with the minimum quarterly EBITDA covenant as of December 31, 2002 and March 31, 2003. Additionally, management believes that Reptron will not meet the EBITDA covenants required under the Credit Agreement for at least the calendar quarter ending June 30, 2003. Additionally, we are in default of the Credit Agreement as a result of our default of the Convertible Notes (see below). As a result of these defaults, our lenders could make demand for immediate repayment of all outstanding advances under the Credit Agreement and exercise their rights as a secured lender as provided under the Credit Agreement. Additionally, some of the advance ratios provided under our Credit Agreement have been made more restrictive, thereby reducing our liquidity. Notwithstanding our lender's right to make demand for immediate and full repayment of all outstanding advances under the Credit Agreement, our lenders continue to provide us financing under the Credit Agreement. Management is working with our lenders to develop arrangements for our lenders to waive these defaults under the Credit Agreement as well as negotiating an amendment to the Credit Agreement directed toward reducing the EBITDA covenants required in future calendar quarters. We cannot assure you that we will receive the necessary waivers and adjustments to these covenants. If our lenders were to terminate the Credit Agreement, for any reason, or substantially reduce the amount available under the Credit Agreement, it is unlikely that we would be able to continue our operations without the benefit of protection under the United States Bankruptcy laws, all of which would have a material adverse effect on our business and financial condition.

     Convertible Notes. As of March 31, 2003, there was outstanding approximately $76.3 million of Convertible Notes. The holders of the Convertible Notes have the right to convert any portion of the principal amount of the outstanding Convertible Notes, at the date of conversion, into shares of our common stock at any time prior to the close of business on August 1, 2004, at a conversion rate of 35.0877 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to a conversion price of approximately $28.50 per share). There is no requirement that the holders of the Convertible Notes convert on or before August 1, 2004. Additionally, the Company has the right to require the redemption of the Convertible Notes under certain circumstances. We believe it is extremely unlikely that the Convertible Notes will be either converted or redeemed given the Company's financial condition and the trading price for its stock.

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

     Certain holders of the Convertible Notes have formed an ad-hoc committee to discuss possible alternatives regarding in the restructuring of the indebtedness and terms of repayment of the restructured debt under the Convertible Notes. The ad-hoc committee represents approximately 56% of the total outstanding principal due under the Convertible Notes. The ad-hoc committee has retained legal counsel and we have engaged a consulting firm to assist in the negotiations of this restructuring with the ad-hoc committee. If we fail to reach an agreement, it is likely that the holders of the Convertible Notes will make demand for payment of the defaulted interest and accelerate and make demand for full and immediate repayment of the outstanding principal amount due under the Convertible Note, all of which would have a material adverse effect on our business and financial condition. We do not have sufficient liquidity to satisfy such demands. In such event, it is probable that we would seek protection under the United States Bankruptcy laws.

     Future liquidity and cash requirements will depend on a wide range of factors including the level of business in existing operations, credit lines extended by trade suppliers, the need for expansion of manufacturing operations in foreign countries (especially China) and capital expenditure requirements. The ability to meet future liquidity requirements will depend upon the successful negotiation of waivers of the defaults under our Credit Agreement, renegotiating our Credit Agreement to reduce the future quarterly EBITDA requirements, as well as restructuring the indebtedness represented by the Convertible Notes. There can be no assurance of successful completion of any of these items. Additionally, there can be no assurance that our vendors will not reduce credit limits currently extended to us or shorten the time for payment of credit extended, that the lenders under our Credit Agreement will continue to provide financing in light of the existing defaults under the Credit Agreement or that the indebtedness under the Convertible Notes will not be accelerated and become immediately due and payable. Accordingly, there can be no assurance that Reptron will be able to meet its working capital needs for any future period. As a result of the items noted above, which conditions existed as of December 31, 2002 the Report of Independent Certified Public Accountants for the year ended December 31, 2002 indicated that there was substantial doubt regarding our ability to continue as a going concern.

Critical Accounting Policies

     The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period and related disclosure of contingent assets and liabilities. These estimates and assumptions are based upon the Company's continuous evaluation of historical results and anticipated future events. Actual results may differ from these estimates under different assumptions or conditions.

     The Securities and Exchange Commission (the "SEC") defines critical accounting polices as those that are, in management's view, most important to the portrayal of the Company's financial condition and results of operations and those that require significant judgments and estimates. The Company believes the following critical accounting policies involve the more significant judgments and estimates used in the preparation of its consolidated financial statements:

     Valuation of Receivables. The Company maintains an allowance for doubtful accounts for estimated losses resulting from customer defaults. The Company performs ongoing credit evaluations of its customers considering among other things, the customers' payment history and current ability to pay. A provision for uncollectible amounts is adjusted based on these evaluations and historical experience. If the financial condition of a customer were to deteriorate, resulting in an impairment of that customer's ability to make payments to the Company, additional reserves may be required.

     Valuation of Inventories. Inventories are recorded at the lower of cost or estimated market value. Cost is determined using the first-in, first-out and average cost methods. The Company's inventories are comprised, in part, of high technology components sold to rapidly changing and competitive markets whereby such inventories may be subject to early technological obsolescence.

     The Company evaluates inventories for excess, obsolescence or other factors that may render inventories unmarketable at normal margins. Write-downs are recorded so that inventories reflect the approximate net realizable value and take into consideration the Company's contractual provisions with its customers and suppliers governing price protection, stock rotation and return privileges relating to obsolescence. Because of the large number of transactions and the complexity of managing the process around price protections and stock rotations, estimates are made regarding adjustments to the carrying amount of inventories. Additionally, assumptions about future demand, market conditions and decisions to discontinue certain product lines can impact the decision to write down inventories. If assumptions about future demand change or actual market conditions are less favorable than those projected by management, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

     Goodwill. In assessing the Company's goodwill for impairment in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," the Company is required to assess the valuation of its reporting units, which involves making significant assumptions about the future cash flows and overall performance of its reporting units. Should these assumptions or the structure of the reporting units change in the future based upon market conditions or changes in business strategy, the Company may be required to record additional impairment charges to its goodwill.

     Deferred Income Taxes. The carrying value of the Company's deferred income tax assets is dependent upon the Company's ability to generate sufficient future taxable income in certain tax jurisdictions. Should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be expensed in the period such determination was made. The Company presently records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not expected to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount (including the valuation allowance), an adjustment to the deferred tax asset would increase income in the period such determination was made.

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

     Value of Asset Group - Discontinued Operations. The Company has reported its Electronic Component Distribution division as a discontinued operation to be disposed of by a sale. As of March 31, 2003, assets held for sale consist primarily of inventory of approximately $12.5 million and liabilities held for sale consist primarily of accounts payable of approximately $4.1 million. The Company reported a loss from discontinued operations of $17.2 million in the first quarter of 2003. These amounts are based, in part, on expected terms of a sale of the division. If the terms of an actual sale differ from these estimates, an adjustment to the loss from discontinued operations may be required.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this standard did not have a significant effect on operations or financial position.

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

     In April 2002, the FASB issued Statement 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections (SFAS
145). Among other provisions, SFAS 145 rescinds FASB Statement 4, Reporting Gains and Losses from Extinguishment of Debt. Accordingly, gains or losses from extinguishment of debt should not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB
30). Gains or losses from extinguishment of debt, which do not meet the criteria of APB 30, should be reclassified to income from continuing operations in all prior periods presented. The provisions of SFAS 145 will be effective for fiscal years beginning after May 15, 2002.

     In December 2002, the FASB issued Statement 148 (SFAS 148), Accounting for Stock-Based Compensation -- Transition and Disclosure: an amendment of FASB Statement 123 (SFAS 123), to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company does not plan a change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        While we had no holdings of derivative financial or commodity instruments at March 31, 2002, Reptron is exposed to financial market risks, including changes in interest rates. A majority of our borrowings bear a fixed interest rate. However, borrowings under our bank Credit Facility bears interest at a variable rate based on the prime rate.

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

                            REPTRON ELECTRONICS, INC.

PART II.  OTHER INFORMATION


    Item 6.  Exhibits and Reports on Form 8-K

         a.   Exhibits

              99.1 Certification Pursuant to 18 U.S.C. (S)1350.
              99.2 Certification Pursuant to 18 U.S.C. (S)1350.

         b.   Reports on Form 8-K

              None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 2003

                                REPTRON ELECTRONICS, INC.
                                (Registrant)

                                By: /s/ Paul J. Plante
                                    --------------------------------
                                    Paul J. Plante, President and Chief
                                    Operating Officer
                                    (Principal Financial and Accounting Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date  May 20, 2003                     /s/ Michael L. Musto
      ------------------               -----------------------------------------
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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date  May 20, 2003         /s/ Paul J. Plante
     ---------------       -----------------------------------------------------
                           Paul J. Plante, President and Chief Operating Officer
                           (Principal Accounting Officer)