Form 10-Q
period 2003-06-30
REPTRON ELECTRONICS INC
filed 2003-08-19
CIK 918765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-23426

REPTRON ELECTRONICS, INC.

(Exact name of registrant as specified in its charter)

Florida	38-2081116
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

13700 Reptron Boulevard, Tampa, Florida	33626
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (813) 891-4058

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

6,417,196 shares of common stock issued and outstanding as of August 19, 2003.

REPTRON ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REPTRON ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2003	2002	2003	2002
Net sales	$45,431	$49,166	$90,595	$100,018
Cost of goods sold	40,551	44,176	80,816	90,989

Gross profit	4,880	4,990	9,779	9,029

Selling, general and administrative expenses	5,050	6,425	10,686	13,045

Operating loss	(170)	(1,435)	(907)	(4,016)

Interest expense, net	1,744	1,672	3,400	3,434

Loss before income taxes	(1,914)	(3,107)	(4,307)	(7,450)

Income tax provision	—	—	—	—

Loss from continuing operations	(1,914)	(3,107)	(4,307)	(7,450)

Discontinued operations (Note B)
Loss from operations of discontinued Reptron Distribution (including loss on disposal of $1,667 in 2003)	(101)	(2,495)	(17,322)	(4,690)
Income tax benefit	—	—	—	—

Loss on discontinued operations	(101)	(2,495)	(17,322)	(4,690)

Net loss	$(2,015)	$(5,602)	$(21,629)	$(12,140)

Net loss from continuing operations per common share—basic and diluted:	$(0.30)	$(0.48)	$(0.67)	$(1.16)
Net loss from discontinued operations per common share—basic and diluted:	$(0.01)	$(0.39)	$(2.70)	$(0.73)

Net loss per common share—basic and diluted	$(0.31)	$(0.87)	$(3.37)	$(1.89)

Weighted average common shares outstanding—basic and diluted	6,417,196	6,417,196	6,417,196	6,417,196

The accompanying notes are an integral part of these financial statements

REPTRON ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$509	$370
Accounts receivable—trade, net	29,855	41,743
Inventories, net	22,832	26,746
Assets held for sale	2,544	28,832
Prepaid expenses and other	2,089	1,909

Total current assets	57,829	99,600

PROPERTY, PLANT & EQUIPMENT—AT COST, NET	21,205	23,377
GOODWILL, NET	26,779	30,073
DEFERRED INCOME TAX	2,447	2,449
OTHER ASSETS	1,821	1,475

TOTAL ASSETS	$110,081	$156,974

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable—trade	$17,087	$19,045
Note payable to bank	18,854	33,606
6¾% Convertible Subordinated Notes	76,315	—
Current portion of long-term obligations	800	1,080
Liabilities held for sale	—	7,948
Accrued expenses	8,748	8,860

Total current liabilities	121,804	70,539

LONG-TERM OBLIGATIONS, less current portion	3,878	80,407

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred Stock—authorized 15,000,000 shares of $.10 par value; no shares issued	—	—
Common Stock—authorized 50,000,000 shares of $.01 par value; issued and outstanding, 6,417,196 and 6,417,196, respectively	64	64
Additional paid-in capital	23,146	23,146
Retained earnings (deficit)	(38,811)	(17,182)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(15,601)	6,028

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$110,081	$156,974

The accompanying notes are an integral part of these financial statements

REPTRON ELECTRONICS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares Outstanding	Par Value
Balance at December 31, 2001	6,397,196	$64	$23,083	$9,025	$32,172

Exercise of stock options	20,000	—	63	—	63
Net loss	—	—	—	(26,207)	(26,207)

Balance at December 31, 2002	6,417,196	64	23,146	(17,182)	6,028

Net loss (Unaudited)	—	—	—	(21,629)	(21,629)

Balance at June 30, 2003 (Unaudited)	6,417,196	$64	$23,146	$(38,811)	$(15,601)

The accompanying notes are an integral part of this financial statement

REPTRON ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30, (Unaudited)
	2003	2002
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net loss	$(21,629)	$(12,140)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,640	3,942
Deferred income taxes	—	—
Non-cash charges associated with discontinued operations	14,741	—
Change in assets and liabilities:
Accounts receivable—trade	11,888	5,257
Inventories	2,670	8,381
Prepaid expenses and other current assets	(1,480)	(480)
Other assets	(733)	(70)
Assets held for sale	5,719	—
Liabilities held for sale	(4,492)	—
Accounts payable—trade	(1,958)	9,247
Accrued expenses	(112)	(1,506)
Income taxes payable/receivable	—	7,017

Net cash provided by operating activities	11,254	19,648

Cash flows from investing activities:
Proceeds from sale of indentifiable assets of Reptron Distribution	4,918	—
Purchases of property, plant and equipment	(787)	(1,440)

Net cash provided by (used in) investing activities	4,131	(1,440)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	63
Net payments on note payable to bank	(14,752)	(17,295)
Payments on long term obligations	(494)	(804)

Net cash used in financing activities	(15,246)	(18,036)

Net increase in cash and cash equivalents	139	172
Cash and cash equivalents at beginning of period	370	198

Cash and cash equivalents at end of period	$509	$370

Supplemental cash flow information:
Interest paid	$1,256	$4,145

Income taxes paid (refunded)	$—	$(7,017)

The accompanying notes are an integral part of these financial statements

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

NOTE A—BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements as of June 30, 2003, and for the three and six months ended June 30, 2003 and June 30, 2002, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the 2002 Form 10-K which was filed in April 2003.

NOTE B—DISCONTINUED OPERATIONS

The Company’s Electronic Component Distribution (“ECD”) segment incurred losses of approximately $20 million for the year ended December 31, 2002. Despite cost cutting measures implemented during the second half of 2001 and throughout 2002, the Company continued to incur losses in this segment. As a result, the Company decided, in the first quarter of 2003, to exit the component distribution business either through a sale of the business or by discontinuance of its operations. Management completed a sale of identified assets of this division on June 13, 2003. Accordingly, the results of this division have been reported as a discontinued operation for the first and second quarters of 2003.

Pursuant to the terms of the sale, the Company retained ownership of the trade accounts receivable and remains responsible for substantially all of the accrued liabilities and future liabilities associated with lease terminations and employee severance payments, as required. Assets held for sale at June 30, 2003 consist primarily of net inventory of approximately $2.5 million not included in the sale. The Company is negotiating for the return of the majority of this inventory pursuant to its rights included in the distribution agreement with the supplier. Assets held for sale at December 31, 2002 consisted primarily of inventory of approximately $26.6 million, property and equipment of approximately $1.7 million and, liabilities held for sale at December 31, 2002 consisted primarily of accounts payable of $7.9 million.

Revenue for the ECD division was $13.8 million and $29.6 million for the three months ending June 30, 2003 and 2002, respectively, and $36.2 million and $61.9 million for the first half of 2003 and 2002, respectively. The ECD division’s loss from operations before income taxes was $4.7 million in the first half of 2002 and its combined loss from operations and the loss on the sale of identified assets of this division was $17.3 million in the first half of 2003. Included in non-cash charges associated with discontinued operations in the first half of 2003 is an impairment writedown of $3.3 million of goodwill, an $8.9 million writedown of inventory, a $1.7 million impairment of fixed assets, and other costs of $0.8 million. The inventory writedown was determined with consideration given to the sale proceeds for the inventory included in the sale. The goodwill impairment was also recognized in response to the near term expectations established by the board of directors in March 2003 to either sell or otherwise discontinue these operations. As a result, the long-term turnaround previously estimated by management for this segment was no longer feasible and recovery of these assets was not expected in the near term. Also included in the pre-tax loss in the first half of 2003 and 2002 is interest expense of $0.5 million and $0.7 million, respectively, that was allocated to the electronic component distribution business. The basis for this allocation considered interest expense which can reasonably be expected to be avoided through the collection of the electronic component distribution division’s trade receivables, proceeds from the sales of assets held for sale, and subsequent payment on the working capital credit facility.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2003

(Unaudited)

NOTE C—RECENT ACCOUNTING PRONOUNCEMENTS

In June 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted this standard, which did not have a material effect on the Company’s financial position or results of operations.

NOTE D—OPERATIONAL MATTERS

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses of approximately $22 million and $26 million for the years ended December 31, 2001 and 2002, respectively, and, has defaulted on two significant debt obligations. As a result of these conditions existing as of December 31, 2002, the Report of Independent Certified Public Accountants for the year ended December 31, 2002 indicated that there was substantial doubt regarding the Company’s ability to continue as a going concern. In response to the aforementioned losses, the Company has completed a sale of identified assets of the ECD division, as further discussed in Note B above. Management believes that the discontinuance of the ECD division will significantly reduce the Company’s losses and allow the Company to focus on its remaining EMS business, which, along with the efforts to restructure the outstanding Convertible Notes, as discussed further in Note H, will restore the Company to profitability.

NOTE E—INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2003	December 31, 2002
Reptron Computer Products:
Inventories	$640	$599

Electronic Manufacturing Services:
Work in process	7,511	8,529
Raw materials	14,681	17,618

	$22,832	$26,746

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2003

(Unaudited)

NOTE F—FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

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

The following table shows net sales, gross profit and goodwill by industry segment.

	Three months ended June 30, (in thousands)		Six months ended June 30, (in thousands)
	2003	2002	2003	2002
Net Sales
Reptron Computer Products	$5,751	$6,163	$16,390	$21,238
Electronic Manufacturing Services	39,680	43,003	74,205	78,780

	$45,431	$49,166	$90,595	$100,018

Gross Profit
Reptron Computer Products	$(570)	$548	$27	$2,047
Electronic Manufacturing Services	5,450	4,442	9,752	6,982

	$4,880	$4,990	$9,779	$9,029

	June 30, (in thousands)
	2003	2002
Goodwill, Gross
Reptron Computer Products	$—	$—
Electronic Manufacturing Services	30,140	30,140

	$30,140	$30,140

Goodwill, net of accumulated amortization
Reptron Computer Products	$—	$—
Electronic Manufacturing Services	26,779	26,779

	$26,779	$26,779

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2003

(Unaudited)

NOTE G—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2003	2002
Numerator:
Net loss (in thousands)	$(2,015)	$(5,602)	$(21,629)	$(12,140)

Denominator:
For basic loss per share—Weighted average shares	6,417,196	6,417,196	6,417,196	6,417,196
Effect of dilutive securities:
Employee stock options	—	—	—	—

For diluted loss per share	6,417,196	6,417,196	6,417,196	6,417,196

Net loss per common share—basic	$(0.31)	$(0.87)	$(3.37)	$(1.89)

Net loss per common share—diluted	$(0.31)	$(0.87)	$(3.37)	$(1.89)

For the three-month and six-month periods ended June 30, 2003 and 2002, all options have been excluded from the computation of diluted earnings per share because their effect on loss per share would be anti-dilutive.

The convertible notes were not included in the computation of earnings per share for all periods because the conversion price of $28.50 exceeded the average market price of the common stock. Therefore, the effect would be anti-dilutive.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2003

(Unaudited)

NOTE H—LONG-TERM DEBT

Credit Agreement

Three lenders have made available a $60 million revolving credit facility (the “Credit Agreement”) through October 10, 2005. Borrowings under the Credit Agreement are collateralized by substantially all assets of Reptron including inventory, accounts receivable, equipment and general intangibles and certain real property. The Credit Agreement limits the amount of capital expenditures and prohibits the payment of dividends without the lender’s consent. Amounts outstanding under the Credit Agreement were approximately $18.9 million as of June 30, 2003. The Credit Agreement contains certain covenants including a minimum quarterly measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined by the Credit Agreement. The Company was not in compliance with the minimum quarterly EBITDA covenant as of December 31, 2002, March 31, 2003, and June 30, 2003. Additionally, management believes that Reptron will not meet the EBITDA covenants required under the Credit Agreement for at least the calendar quarter ending September 30, 2003. Additionally, Reptron is in default of the Credit Agreement as a result of its default of the Convertible Notes (see below). As a result of these defaults, the lenders could make demand for immediate repayment of all outstanding advances under the Credit Agreement and exercise their rights as a secured lender as provided under the Credit Agreement. Additionally, some of the advance ratios provided under the Credit Agreement have been made more restrictive, thereby reducing the Company’s liquidity. Notwithstanding the lender’s right to make demand for immediate and full repayment of all outstanding advances under the Credit Agreement, the lenders continue to provide financing under the Credit Agreement. On August 13, 2003, the lenders proposed a Forbearance Agreement for the Company’s review as to the existing defaults under the Credit Agreement. Under the proposed Forbearance Agreement, the lenders agree, subject to stated conditions and for a designated period of time, to forbear from currently exercising the remedies available to them under the Credit Agreement as a consequence of the existing defaults under the Credit Agreement. Pursuant to the proposed Forbearance Agreement, the lenders do not waive, indicate no present intention to waive and state that they may never waive the current defaults existing under the Credit Agreement. Additionally, the proposed Forbearance Agreement reduces the available credit extended under the Credit Agreement from $60 million dollars to $35 million dollars. There is no assurance that the Company will successfully conclude the negotiation of a Forbearance Agreement with the lenders. If the Company is unsuccessful in negotiating a Forbearance Agreement, the lenders may terminate the Credit Agreement or substantially reduce the amount available under the Credit Agreement. In either event, it is unlikely that the Company would be able to continue its operations without the benefit of protection under the United States Bankruptcy laws, all of which would have a material adverse effect on its business and financial condition.

Convertible Notes

As of June 30, 2003, there was approximately $76.3 million of 6¾% Convertible Subordinated Notes (the “Convertible Notes”) outstanding. The Convertible Notes pay interest semi-annually on February 1 and August 1. The holders of the Convertible Notes have the right to convert any portion of the principal amount of the outstanding Convertible Notes, at the date of conversion, into shares of our common stock at any time prior to the close of business on August 1, 2004, at a conversion rate of 35.0877 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to a conversion price of approximately $28.50 per share). There is no requirement that the holders of the Convertible Notes convert on or before August 1, 2004. Additionally, the Company has the right to require the redemption of the Convertible Notes under certain circumstances. Management believes it is extremely unlikely that the Convertible Notes will be either converted or redeemed given the Company’s financial condition and the trading price for its stock.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2003

(Unaudited)

NOTE H—LONG-TERM DEBT—Continued

The Company failed to make the February 1, 2003 and August 1, 2003 interest payments due to holders of the Convertible Notes. Reptron does not have adequate liquidity to make these interest payments and cannot determine when, if ever, it will have the ability to do so. Because the Company was unable to cure this default on or before March 5, 2003, under identified conditions described in the Convertible Notes and under that certain Trust Indenture between Reptron and Reliance Trust Company (the predecessor to the current trustee, US Bank), dated August 5, 1997 pursuant to which the Convertible Notes were issued, the outstanding principal indebtedness of the Convertible Notes can be currently accelerated and become immediately due and payable.

Certain holders of the Convertible Notes have formed an ad-hoc committee to discuss possible alternatives in the restructuring of the indebtedness and terms of repayment of the restructured debt under the Convertible Notes. The ad-hoc committee represents approximately 56% of the total outstanding principal due under the Convertible Notes. The ad-hoc committee has retained legal counsel and the Company has engaged a consulting firm to assist in the negotiations of this restructuring with the ad-hoc committee. The Company and the ad hoc committee by way of a Term Sheet, have reached an understanding as to the primary terms of a restructuring of the indebtedness represented by the Convertible Notes. The conclusion of the transaction described in the Term Sheet is subject to a number of conditions including the negotiation and execution of definitive agreements. If the Company fails to finalize the understanding summarized in the Term Sheet, it is likely that the holders of the Convertible Notes will make demand for payment of the defaulted interest and accelerate and make demand for full and immediate repayment of the outstanding principal amount due under the Convertible Notes, all of which would have a material adverse effect on the Company’s business and financial condition. The Company does not have sufficient liquidity to satisfy such demands. In such event, it is probable that the Company would seek protection under the United States Bankruptcy laws.

NOTE I—INCOME TAXES

During the three month period ended June 30, 2003, the Company incurred losses before income taxes of $2.0 million. As a result, Reptron recognized a deferred tax asset and an offsetting valuation allowance of $0.8 million, resulting in no income tax benefit. Realization of the tax loss carryforwards are contingent upon future taxable earnings in the appropriate jurisdiction. Each carryforward item is reviewed for expected utilization, using a “more likely than not” approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (federal or state), the relevant history for the particular item, the applicable expiration dates, and identified actions under the Company’s control in realizing the associated carryforward benefits. The Company assesses the available positive and negative evidence surrounding the recoverability of the deferred tax assets and applies judgment in estimating the amount of valuation allowance necessary under the circumstances. Management continues to assess and evaluate strategies that will enable the carryforward, or a greater portion thereof, to be utilized, and will adjust the valuation allowance appropriately for each item at such time when it is determined that the “more likely than not” criterion is satisfied.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2003

(Unaudited)

NOTE J—STOCK BASED COMPENSATION

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

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS No. 123, the Company’s net loss and net loss per common share would have been the pro forma amounts indicated below:

	Three months ended June 30, (in thousands)		Six months ended June 30, (in thousands)
	2003	2002	2003	2002
Net loss, as reported	$(2,015)	$(5,602)	$(21,629)	$(12,140)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—	—

Deduct: Total stock –based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	33	(47)	64	105

Pro forma net loss	$(2,048)	$(5,555)	$(21,693)	$(12,245)

Net loss per common share—basic:
As reported	$(0.31)	$(0.87)	$(3.37)	$(1.89)
Pro forma	$(0.31)	$(0.87)	$(3.38)	$(1.91)

Net loss per common share—diluted:
As reported	$(0.31)	$(0.87)	$(3.37)	$(1.89)
Pro forma	$(0.31)	$(0.87)	$(3.38)	$(1.91)

REPTRON ELECTRONICS, INC

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains certain forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended. Factors that could cause actual results to differ materially include the following: business conditions and growth in Reptron’s industry and in the general economy; competitive factors; risks due to shifts in market demand; the ability of Reptron to complete and integrate acquisitions; the outcome of our appeal of the delisting received from the Nasdaq staff; and the risk factors listed from time to time in Reptron’s reports filed with the Securities and Exchange Commission as well as assumptions regarding the foregoing. The words “believe”, “estimate”, “expect”, “intend”, “anticipate”, “plan” and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. Reptron undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.

RECENT DEVELOPMENTS

On August 8, 2003, we received a Nasdaq Staff Determination indicating that we fail to comply with: (a) the minimum shareholders’ equity requirement for continued listing; (b) the minimum market value for listed securities; and (c) the minimum net income from continuing operations, all as set forth in Marketplace Rule 4310(c)(2)(B) and that our common stock is therefore subject to delisting from the Nasdaq SmallCap Market. We are submitting our request for an oral hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. Submission of this hearing request delays the delisting of our common stock pending the Panel’s decision. There can be no assurance, however, that the Panel will grant our request for continued listing.

DISCONTINUED OPERATIONS

The Company’s Electronic Component Distribution (“ECD”) segment incurred losses of approximately $20 million for the year ended December 31, 2002. Despite cost cutting measures implemented during the second half of 2001 and throughout 2002, the Company continued to incur losses in this segment. As a result, the Company decided, in the first quarter of 2003, to exit the component distribution business either through a sale of the business or by discontinuance of its operations. Management completed a sale of identified assets of this division on June 13, 2003. Accordingly, the results of this division have been reported as a discontinued operation for the first and second quarter of 2003.

Pursuant to the terms of the sale, the Company retained ownership of the trade accounts receivable and remains responsible for substantially all of the accrued liabilities and future liabilities associated with lease terminations and employee severance payments, as required. Assets held for sale at June 30, 2003 consist primarily of net inventory of approximately $2.5 million not included in the sale. The Company is negotiating for the return of the majority of this inventory pursuant to its rights included in the distribution agreement with the supplier. Assets held for sale at December 31, 2002 consisted primarily of inventory of approximately $26.6 million and property and equipment of approximately $1.7 million. Liabilities held for sale at December 31, 2002 consisted primarily of accounts payable of $7.9 million.

Revenue for the ECD division was $13.8 million and $29.6 million for the three months ending June 30, 2003 and 2002, respectively, and $36.2 million and $61.9 million for the first half of 2003 and 2002, respectively. The ECD division’s loss from operations before income taxes was $4.7 million in the first half of 2002 and its combined loss from operations and the loss on the sale of identified assets of this division was $17.3 million in the first half of 2003. Included in non-cash charges associated with discontinued operations in the first half of 2003 is an impairment writedown of $3.3 million of goodwill, an $8.9 million writedown of inventory, a $1.7 million impairment of fixed assets, and other costs of $0.8 million. The inventory writedown was determined with consideration given to the sale proceeds for the inventory included in the sale. The goodwill impairment was also recognized in response to the near term expectations established by the board of directors in March 2003 to either sell or otherwise discontinue these operations. As a result, the long-term turnaround previously estimated by management for this segment was no longer feasible and recovery of these assets was not expected in the near term. Also included in the pre-tax loss in the first half of 2003 and 2002 is interest expense of $0.5 million and $0.7 million, respectively, that was allocated to the electronic component distribution business. The basis for this allocation considered interest expense which can reasonably be expected to be avoided through the collection of our distribution division’s trade receivables, proceeds from the sales of assets held for sale, and subsequent payment on our working capital credit facility.

RESULTS OF OPERATIONS

Net Sales. Total second quarter net sales decreased $3.8 million, or 7.6%, from $49.2 million in the second quarter of 2002 to $45.4 million in the second quarter of 2003. Second quarter net sales increased approximately $0.3 million when compared to the first quarter of 2003. Total net sales for the first half of 2003 decreased $9.4 million, or 9.4% from $100.0 million in the first half of 2002 to $90.6 million in the first half of 2003.

Reptron Computer Products (“CP”) second quarter net sales decreased $0.4 million, or 6.7%, from $6.2 million in the second quarter of 2002 to $5.8 million in the second quarter of 2003. CP net sales decreased $4.8 million, or 22.8%, from $21.2 million in the first half of 2002 to $16.4 million in the first half of 2003. The Company received a one-time, large order in the first half of 2002 which is the primary reason for the large decrease in net sales year over year.

Electronic Manufacturing Services (“EMS”) net sales decreased $3.3 million, or 7.7%, from $43.0 million in the second quarter of 2002 to $39.7 million in the second quarter of 2003. EMS continues to experience soft demand from within the semiconductor equipment and telecommunications customer base as these industry segments have declined significantly within the past two years. EMS transacted business with approximately 50 customers in the second quarter of 2003. The three largest EMS customers accounted for approximately 19.0%, 13.5 % and 10.3%, respectively, of second quarter 2003 EMS net sales (16.6%, 11.8% and 9.0%, respectively, of total Company second quarter 2003 net sales) as compared to 23.8%, 7.2% and 6.3%, respectively, of second quarter 2002 EMS net sales (20.8%, 6.3% and 5.5%, respectively, of total Company second quarter 2002 net sales).

EMS net sales decreased $4.6 million, or 5.8%, from $78.8 million in the first half of 2002 to $74.2 million in the first half of 2003. This decrease is primarily attributable to decreased demand from established EMS customers due to continued deterioration of the electronic manufacturing industrial segment. Additionally, sales to the semiconductor equipment industry declined significantly due to the severe downturn in this segment. EMS transacted business with approximately 50 customers in the first half of 2003. The three largest EMS customers accounted for approximately 15.6%, 13.9%, and 9.1%, respectively, of first half 2003 EMS net sales (12.8%, 11.4% and 7.4%, respectively, of total Company first half 2003 net sales) as compared to 20.9%, 6.8% and 6.7%, respectively, of first half 2002 EMS net sales (16.5%, 5.4% and 5.3%, respectively, of total Company first half 2002 net sales).

The table which follows summarizes EMS sales by industry segment:

Industry Segment	Three Months Ending June 30, 2003	Six Months Ending June 30, 2003	Three Months Ending June 30, 2002	Six Months Ending June 30, 2002
Medical Equipment	38%	38%	25%	23%
Governmental Equipment	10%	6%	15%	12%
Industrial/Instrumentation	12%	13%	14%	15%
Banking	12%	12%	12%	13%
Telecommunications	9%	10%	10%	13%
Semiconductor Equipment	5%	6%	5%	4%
Office Products	1%	3%	5%	7%
All Others	13%	12%	14%	13%

Gross Profit. Total second quarter gross profit decreased $0.1 million, or 2.2%, from $5.0 million in the second quarter of 2002 to $4.9 million in the second quarter of 2003. Total gross profit margin was 10.7% in the second quarter of 2003 and 10.8% in the first half of 2003 as compared to 10.2% in the second quarter of 2002 and 9.0% in the first half of 2002. Total gross profit increased $0.8 million, or 8.3%, from $9.0 million in the first half of 2002 to $9.8 million in the first half of 2003.

CP second quarter gross profit decreased $1.1 million, or 204.0%, from $0.5 million in the second quarter of 2002 to $(0.6) million in the second quarter of 2003. The gross profit margin was (9.9)% in the second quarter of 2003 and 0.2% in the first half of 2003 as compared to 8.9% in the second quarter of 2002 and 9.6% in the first half of 2002. This decrease was primarily caused by changes in the purchasing process necessitated by the Company’s liquidity constraints experienced in 2003. The timing of purchases and the suppliers chosen were negatively impacted by liquidity constraints which resulted in higher material costs and lower gross margins. Subsequent to the discontinuance of the Company’s electronic component distribution business, liquidity has improved. Management believes that gross margins will slowly increase as the purchasing process returns to its normal pattern and favorable suppliers are re-engaged.

EMS gross profit increased $1.0 million, or 22.7%, from $4.4 million in the second quarter of 2002 to $5.5 million in the second quarter of 2003. The gross profit margin was 13.7% in the second quarter of 2003 and 13.1% in the first half of 2003 as compared to 10.3% in the second quarter of 2002 and 8.7% in the first half of 2002. EMS first half gross profit increased $2.8 million, or 39.7% from $7.0 million in 2002 to $9.8 million in 2003. The variances in gross profit and gross profit margin from the prior year periods, are primarily attributable to cost-cutting measures implemented in the second half of 2002 and continuing in the first half of 2003.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $1.3 million, or 21.4%, from $6.4 million in the second quarter of 2002 to $5.1 million in the second quarter of 2003. Selling, general and administrative expenses, as a percentage of net sales decreased from 13.1% in the second quarter of 2002 to 11.1% in the second quarter of 2003. For the first six months of 2003, selling, general and administrative expenses decreased $2.3 million or 18.1% from $13.0 million in the first half of 2002 to $10.7 million in the first half of 2003. Selling, general and administrative expenses as a percentage of net sales decreased from 13.0% in the first half of 2002 to 11.8% in the first half of 2003. The overall decrease in SG&A expenses is primarily attributable to cost cutting measures implemented during the second half of 2002 and the first half of 2003. The employee base declined by approximately 140 employees from 1,240 in the second quarter of 2002 to 1,100 in the second quarter of 2003 which represents a 11% reduction in overall workforce, resulting in a corresponding reduction in selling, general and administrative expenses.

Interest Expense. Net interest expense remained unchanged from $1.7 million in the second quarter of 2002 to $1.7 million in the second quarter of 2003. Net interest expense was approximately $3.4 million in the first half of 2003 and 2002. Our average outstanding debt decreased $16.4 million, from $123.9 million during the first half of 2002 to $107.5 million during the first half of 2003, and our overall average interest rate increased from 6.6% during the first half of 2002 to 7.3% during the first half of 2003. Interest expense of $0.2 million and $0.3 million in the second quarter of 2003 and 2002, respectively, and $0.5 million and $0.7 million in the first half of 2003 and 2002, respectively, was allocated to the discontinued operations of our electronic component distribution business. This allocation was based on interest expense that can reasonably be expected to be avoided as a result of the discontinued operations of our component distribution division, through the collection of our distribution division’s trade receivables, and the corresponding reduction of our working capital credit facility. Interest expense of approximately $2.6 million related to our Convertible Notes has been fully accrued and expensed in the first half of 2003. Management cannot be certain when, if ever, the Company will have the ability to pay the accrued interest on these Convertible Notes.

Income Taxes. During the three month period ended June 30, 2003, we incurred losses before income taxes of $2.0 million. As a result, we recognized a deferred tax asset and an offsetting valuation allowance of $0.8 million, resulting in no income tax benefit. Realization of the tax loss carryforwards are contingent upon future taxable earnings in the appropriate jurisdiction. Each carryforward item is reviewed for expected utilization, using a “more likely than not” approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (federal or state), the relevant history for the particular item, the applicable expiration dates, and identified actions under our control in realizing the associated carryforward benefits. We assess the available positive and negative evidence surrounding the recoverability of the deferred tax assets and apply judgment in estimating the amount of valuation allowance necessary under the circumstances. We continue to assess and evaluate strategies that will enable the carryforward, or a greater portion thereof, to be utilized, and will adjust the valuation allowance appropriately for each item at such time when it is determined that the “more likely than not” criterion is satisfied.

LIQUIDITY AND CAPITAL RESOURCES

We primarily finance our operations through subordinated notes, bank credit lines, operating cash flows, capital equipment leases, and short-term financing through supplier credit lines.

Net cash provided by or used in operating activities has historically been driven by net income (loss) levels combined with fluctuations in inventory, accounts receivable and accounts payable. Operating activities for the first half of 2003 provided cash of approximately $11.3 million. This cash flow resulted primarily from decreases in accounts receivable of $11.9 million and, inventory of $2.7 million. These items were partially offset by decreases in accounts payable of $2.0 million and prepaid expenses of $1.5 million.

Capital expenditures totaled approximately $0.8 million in the first half of 2003. These capital expenditures were primarily for the acquisition of manufacturing equipment and building improvements. These expenditures were funded by the working capital line of credit.

Credit Agreement. Three lenders have made available to us a $60 million revolving credit facility (the “Credit Agreement”) through October 10, 2005. Borrowings under the Credit Agreement are collateralized by substantially all assets of Reptron including inventory, accounts receivable, equipment and general intangibles and certain of our real property. The Credit Agreement limits the amount of capital expenditures and prohibits the payment of dividends without the lender’s consent. Amounts outstanding under the Credit Agreement were approximately $18.9 million as of June 30, 2003.

The Credit Agreement contains certain covenants including a minimum quarterly measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined by the Credit Agreement. Reptron was not in compliance with the minimum quarterly EBITDA covenant as of December 31, 2002, March 31, 2003, and June 30, 2003. Additionally, management believes that Reptron will not meet the EBITDA covenants required under the Credit Agreement for at least the calendar quarter ending September 30, 2003. Additionally, we are in default of the Credit Agreement as a result of our default of the Convertible Notes (see below). As a result of these defaults, our lenders could make demand for immediate repayment of all outstanding advances under the Credit Agreement and exercise their rights as a secured lender as provided under the Credit Agreement. Additionally, some of the advance ratios provided under our Credit Agreement have been made more restrictive, thereby reducing our liquidity. Notwithstanding our lender’s right to make demand for immediate and full repayment of all outstanding advances under the Credit Agreement, our lenders continue to provide us financing under the Credit Agreement. On August 13, 2003, our lenders proposed a Forbearance Agreement for our review as to the existing defaults under the Credit Agreement. Under the proposed Forbearance Agreement, our lenders agree, subject to stated conditions and for a designated period of time, to forbear from currently exercising the remedies available to them under the Credit Agreement as a consequence of the existing defaults under the Credit Agreement. Pursuant to the proposed Forbearance Agreement, our lenders do not waive, indicate no present intention to waive and state that they may never waive the current defaults existing under our Credit Agreement. Additionally, the proposed Forbearance Agreement reduces the available credit extended under the Credit Agreement from $60 million dollars to $35 million dollars. There is no assurance that we will successfully conclude the negotiation of a Forbearance Agreement with our lenders. If we are unsuccessful in negotiating a Forbearance Agreement, our lenders may terminate the Credit Agreement or substantially reduce that amount available under the Credit Agreement. In either event, it is unlikely that we would be able to continue our operations without the benefit of protection under the United States Bankruptcy laws, all of which would have a material adverse effect on our business and financial condition.

Convertible Notes. As of June 30, 2003, there was outstanding approximately $76.3 million of 6¾% Convertible Subordinated Notes (the “Convertible Notes”). The Convertible Notes pay interest semi-annually on February 1 and August 1. The holders of the Convertible Notes have the right to convert any portion of the principal amount of the outstanding Convertible Notes, at the date of conversion, into shares of our common stock at any time prior to the close of business on August 1, 2004, at a conversion rate of 35.0877 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to a conversion price of approximately $28.50 per share). There is no requirement that the holders of the Convertible Notes convert on or before August 1, 2004. Additionally, the Company has the right to require the redemption of the Convertible Notes under certain circumstances. We believe it is extremely unlikely that the Convertible Notes will be either converted or redeemed given the Company’s financial condition and the trading price for its stock.

The Company failed to make the February 1, 2003 and August 1, 2003 interest payments due to holders of the Convertible Notes. Reptron does not have adequate liquidity to make these interest payments and we cannot determine when, if ever we will have the ability to do so. Because we were unable to cure this default on or before March 5, 2003, under identified conditions described in the Convertible Notes and under that certain Trust Indenture between Reptron and Reliance Trust Company (the predecessor to the current trustee, US Bank), dated August 5, 1997 pursuant to which the Convertible Notes were issued, the outstanding principal indebtedness of the Convertible Notes can be currently accelerated and become immediately due and payable.

Certain holders of the Convertible Notes have formed an ad-hoc committee to discuss possible alternatives in the restructuring of the indebtedness and terms of repayment of the restructured debt under the Convertible Notes. The ad-hoc committee represents approximately 56% of the total outstanding principal due under the Convertible Notes. The ad-hoc committee has retained legal counsel and we have engaged a consulting firm to assist in the negotiations of this restructuring with the ad-hoc committee. The Company and the ad hoc committee by way of a Term Sheet, have reached an understanding as to the primary terms of a restructuring of the indebtedness represented by the Convertible Notes. The conclusion of the transaction described in the Term Sheet is subject to a number of conditions including the negotiation and execution of definitive agreements. If we fail to reach an agreement, it is likely that the holders of the Convertible Notes will make demand for payment of the defaulted interest and accelerate and make demand for full and immediate repayment of the outstanding principal amount due under the Convertible Notes, all of which would have a material adverse effect on our business and financial condition. We do not have sufficient liquidity to satisfy such demands. In such event, it is probable that we would seek protection under the United States Bankruptcy laws.

Future liquidity and cash requirements will depend on a wide range of factors including the level of business in existing operations, credit lines extended by trade suppliers, the need for expansion of manufacturing operations in foreign countries (especially China) and capital expenditure requirements. The ability to meet future liquidity requirements will depend upon the successful negotiation of the Forbearance Agreement proposed by our lenders, as well as restructuring the indebtedness represented by the Convertible Notes. There can be no assurance of successful completion of any of these items. Additionally, there can be no assurance that our vendors will not reduce credit limits currently extended to us or shorten the time for payment of credit extended, that the lenders under our Credit Agreement will continue to provide financing in light of the existing defaults under the Credit Agreement if the Forbearance Agreement is not successfully negotiated with our lenders, or that the indebtedness under the Convertible Notes will not be accelerated and become immediately due and payable. Accordingly, there can be no assurance that Reptron will be able to meet its working capital needs for any future period. As a result of some of the items noted above, which conditions in part existed as of December 31, 2002, the Report of Independent Certified Public Accountants for the year ended December 31, 2002 indicated that there was substantial doubt regarding our ability to continue as a going concern.

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

Valuation of Inventories. Inventories are recorded at the lower of cost or estimated market value. Cost is determined using the first-in, first-out cost methods. The Company’s inventories are comprised, in part, of high technology components sold to rapidly changing and competitive markets whereby such inventories may be subject to early technological obsolescence.

The Company evaluates inventories for excess, obsolescence or other factors that may render inventories unmarketable at normal margins. Write-downs are recorded so that inventories reflect the approximate net realizable value and take into consideration the Company’s contractual provisions with its customers and suppliers. Assumptions about future demand and market conditions can impact the decision to write down inventories. If assumptions about future demand change or actual market conditions are less favorable than those projected by management, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted this standard, which did not have a material effect on the Company’s financial position or results of operations.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2003. Market risk information is contained under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our 2002 Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Although we believe that our pre-existing Disclosure Controls, including our internal controls, were adequate to enable us to comply with our disclosure obligations, as a result of such Evaluation, we implemented minor changes, primarily to formalize, document and update the procedures already in place. Based on the Evaluation, our CEO and CFO concluded that subject to the limitations noted below, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, those controls.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Exhibits 33.1 and 33.2 are Certifications of the CEO and the CFO. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This item of this report, which you are currently reading, is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

REPTRON ELECTRONICS, INC.

PART II. OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

Reptron is in default on its revolving credit facility as a result of non-compliance with the minimum quarterly EBITDA covenant and its default on the 6¾% Convertible Subordinated Notes (“Convertible Notes”). The default on the Convertible Notes results from the failure to make the interest payments due on February 1, 2003 and August 1, 2003, which amounts to approximately $5.2 million of defaulted interest payments as of August 1, 2003. These matters are described in detail in Item 2 of this Form 10-Q.

Item 4.  Submission of Matters to a Vote of the Security Holders

The annual Meeting of the Shareholders of Reptron was held on June 23, 2003. Mr. Vincent Addonisio was elected director of Reptron for a three year term with 5,489,119 shares voting in favor, and 234,975 shares abstaining. Mr. Bertram L. Miner was elected director of Reptron for a three year term with 5,465,119 voting in favor, and 258,975 shares abstaining. Ms. Leigh A. Lane was elected director of Reptron for a three year term with 5,391,070 shares voting in favor, and 333,024 shares abstaining.

    Item 6.  Exhibits and Reports on Form 8-K

a.	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Michael L. Musto

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Paul J. Plante

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Michael L. Musto

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Paul J. Plante

b.	Reports on Form 8-K

(1) On April 15, 2003, we filed a Current Report on Form 8-K in which we disclosed and filed under Items 7 and 9 a press release announcing our results of operations for the fourth quarter and fiscal year ended December 31, 2002.

(2) On May 20, 2003, we filed a Current Report on Form 8-K in which we disclosed and filed under Items 5 and 7 a press release announcing that we will report first quarter 2003 results on May 20, 2003 and that we had entered into a definitive agreement to sell the assets and business of our electronic components distribution division to Jaco Electronics, Inc.

(3) On May 22, 2003, we filed a Current Report on Form 8-K in which we disclosed and filed under Items 7 and 9 a press release announcing our results of operations for the first quarter ended March 31, 2003.

(4) On June 30, 2003, we filed a Current Report on Form 8-K in which we disclosed and filed under Items 2 and 7 a press release announcing the consummation of the sale of our electronic components distribution division to Jaco Electronics, Inc. for a purchase price of approximately $9.2 million and unaudited pro forma financial information giving effect of the sale.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    August 19, 2003

REPTRON ELECTRONICS, INC.
(Registrant)

By:	/s/ PAUL J. PLANTE
Paul J. Plante, President, Chief Operating Officer and Acting Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)