Form 10-Q
period 2003-09-30
REPTRON ELECTRONICS INC
filed 2003-11-19
CIK 918765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0 - 23426

REPTRON ELECTRONICS, INC.

(Exact name of registrant as specified in its charter)

Florida	38-2081116
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

13700 Reptron Boulevard, Tampa, Florida	33626
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (813) 854-2000

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

6,417,196 shares of common stock issued and outstanding as of November 19, 2003.

REPTRON ELECTRONICS, INC.

INDEX

			Page Number
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Statements of Operations — Three months ended September 30, 2003 and September 30, 2002 and Nine months ended September 30, 2003 and September 30, 2002	3

		Consolidated Balance Sheets — September 30, 2003 and December 31, 2002	4

		Consolidated Statement of Shareholders’ Equity (Deficit) — Nine months ended September 30, 2003 and year ended December 31, 2002	5

		Consolidated Statements of Cash Flows — Nine months ended September 30, 2003 and September 30, 2002	6

		Notes to Consolidated Financial Statements — September 30, 2003	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

	Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION

	Item 3.	Defaults Upon Senior Securities	20

	Item 4.	Submission of Matters to a Vote of the Security Holders	20

	Item 6.	Exhibits and Reports on Form 8-K	20

Signatures			21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REPTRON ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2003	2002	2003	2002
Net sales	$38,963	$45,883	$113,168	$124,663
Cost of goods sold	33,713	40,294	98,165	112,092

Gross profit	5,250	5,589	15,003	12,571

Selling, general and administrative expenses	4,544	5,940	14,012	17,918

Operating income (loss)	706	(351)	991	(5,347)

Interest expense, net	1,551	1,769	4,733	4,792

Loss before income taxes	(845)	(2,120)	(3,742)	(10,139)

Income tax provision	—	—	—	—

Loss from continuing operations	(845)	(2,120)	(3,742)	(10,139)

Discontinued operations (Note B)
Loss from operations of discontinued divisions	(3,229)	(2,301)	(21,962)	(6,425)
Income tax benefit	—	—	—	—

Loss on discontinued operations	(3,229)	(2,301)	(21,962)	(6,425)

Net loss	$(4,074)	$(4,421)	$(25,704)	$(16,564)

Net loss from continuing operations per common share – basic and diluted:	$(0.13)	$(0.33)	$(0.58)	$(1.58)
Net loss from discontinued operations per common share – basic and diluted:	$(0.50)	$(0.36)	$(3.42)	$(1.00)

Net loss per common share – basic and diluted	$(0.63)	$(0.69)	$(4.00)	$(2.58)

Weighted average common shares outstanding – basic and diluted	6,417,196	6,417,196	6,417,196	6,416,024

The accompanying notes are an integral part of these financial statements

REPTRON ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$815	$370
Accounts receivable - trade, net	17,452	32,288
Inventories, net	22,040	26,147
Assets held for sale	8,971	39,142
Prepaid expenses and other	1,976	1,738

Total current assets	51,254	99,685

PROPERTY, PLANT & EQUIPMENT - AT COST, NET	20,902	23,292
GOODWILL, NET	26,779	30,073
DEFERRED INCOME TAX	2,480	2,449
OTHER ASSETS	1,710	1,475

TOTAL ASSETS	$103,125	$156,974

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable - trade	$15,987	$19,045
Note payable to bank	13,928	33,606
6 3/4% Convertible Subordinated Notes	76,315	—
Current portion of long-term obligations	617	1,080
Liabilities held for sale	1,495	8,670
Accrued expenses	10,681	8,138

Total current liabilities	119,023	70,539

LONG-TERM OBLIGATIONS, less current portion	3,778	80,407

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred Stock - authorized 15,000,000 shares of $.10 par value; no shares issued	—	—
Common Stock - authorized 50,000,000 shares of $.01 par value; issued and outstanding, 6,417,196 and 6,417,196, respectively	64	64
Additional paid-in capital	23,146	23,146
Retained earnings (deficit)	(42,886)	(17,182)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(19,676)	6,028

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$103,125	$156,974

The accompanying notes are an integral part of these financial statements

REPTRON ELECTRONICS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares Outstanding	Par Value
Balance at December 31, 2001	6,397,196	$64	$23,083	$9,025	$32,172

Exercise of stock options	20,000	—	63	—	63
Net loss	—	—	—	(26,207)	(26,207)

Balance at December 31, 2002	6,417,196	64	23,146	(17,182)	6,028

Net loss (Unaudited)	—	—	—	(25,704)	(25,704)

Balance at September 30, 2003 (Unaudited)	6,417,196	$64	$23,146	$(42,886)	$(19,676)

The accompanying notes are an integral part of this financial statement

REPTRON ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30, (Unaudited)
	2003	2002
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities of continuing operations:
Net loss from continuing operations	$(3,742)	$(10,139)
Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations:
Depreciation and amortization	5,258	5,081
Deferred income taxes	(30)	—
Change in assets and liabilities of continuing operations:
Accounts receivable - trade	4,366	1,392
Inventories	4,111	2,002
Prepaid expenses and other current assets	(12)	(48)
Other assets	(1,524)	(460)
Accounts payable - trade	(3,384)	4,698
Accrued expenses	4,218	(627)
Income taxes payable/receivable	—	7,001

Net cash provided by operating activities of continuing operations	9,261	8,900

Cash flows from investing activities of continuing operations:
Purchases of property, plant and equipment	(1,570)	(2,724)

Net cash used in investing activities of continuing operations	(1,570)	(2,724)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options	—	63
Net payments on note payable to bank	(19,678)	(15,427)
Payments on long term obligations	(776)	(533)

Net cash used in financing activities of continuing operations	(20,454)	(15,897)

Net decrease in cash and cash equivalents from continuing operations	(12,763)	(9,721)

Net increase in cash and cash equivalents from discontinued operations (see NOTE F)	13,209	9,918

Cash and cash equivalents at beginning of period	370	153

Cash and cash equivalents at end of period	$816	$350

Supplemental cash flow information:
Interest paid	$1,719	$7,408

Income taxes paid (refunded)	$—	$(7,001)

The accompanying notes are an integral part of these financial statements

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Unaudited)

NOTE A — BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements as of September 30, 2003, and for the three and nine months ended September 30, 2003 and September 30, 2002, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the 2002 Form 10-K which was filed in April 2003.

NOTE B – DISCONTINUED OPERATIONS

Electronic Component Distribution

The Company’s Electronic Component Distribution (“ECD”) segment incurred losses of approximately $20 million for the year ended December 31, 2002. Despite cost cutting measures implemented during the second half of 2001 and throughout 2002, the Company continued to incur losses in this segment. As a result, the Company decided, in the first quarter of 2003, to exit the component distribution business either through a sale of the business or by discontinuance of its operations. Management completed a sale of identified assets of this division on June 13, 2003. Accordingly, the results of this division have been reported as a discontinued operation for all periods presented.

Pursuant to the terms of the sale, the Company retained ownership of the trade accounts receivable and remains responsible for substantially all of the accrued liabilities and future liabilities associated with lease terminations and employee severance payments, as required. Assets held for sale at September 30, 2003 consist primarily of net inventory of approximately $0.8 million not included in the sale. The Company is finalizing the return of the related inventory pursuant to its rights included in the distribution agreement with the supplier. Included in assets held for sale at December 31, 2002 are primarily inventory of approximately $26.6 million, and property and equipment of approximately $1.7 million. Liabilities held for sale at December 31, 2002 consisted primarily of accounts payable of $7.9 million.

Revenue for the ECD division was $0.0 million and $24.4 million for the three months ending September 30, 2003 and 2002, respectively, and $36.2 million and $86.3 million for the first nine months of 2003 and 2002, respectively. The ECD division’s loss from operations before income taxes was $7.4 million in the first three quarters of 2002 and its combined loss from operations and the loss on the sale of identified assets of this division was $17.9 million in the first three quarters of 2003. Included in non-cash charges associated with discontinued operations in the first three quarters of 2003 is an impairment writedown of $3.3 million of goodwill, an $8.1 million writedown of inventory, a $1.7 million impairment of fixed assets, and other costs of $0.8 million. The inventory writedown was determined with consideration given to the sale proceeds for the inventory included in the sale. The goodwill impairment was also recognized in response to the near term expectations established by the board of directors in March 2003 to either sell or otherwise discontinue these operations. As a result, the long-term turnaround previously estimated by management for this segment was no longer feasible and recovery of these assets was not expected in the near term. Also included in the pre-tax loss in the first three quarters of 2003 and 2002 is interest expense of $0.5 million and $0.8 million, respectively, that was allocated to the electronic component distribution business. The basis for this allocation considered interest expense which can reasonably be expected to be avoided through the collection of the electronic component distribution division’s trade receivables, proceeds from the sales of assets held for sale, and subsequent payment on the working capital credit facility.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Unaudited)

NOTE B – DISCONTINUED OPERATIONS – Continued

Computer Products Division

The Company’s Computer Products (“CP”) division incurred losses of approximately $4.1 million for the first three quarters of 2003. The Company decided, in the third quarter of 2003, to exit this business through a sale of the business. Management completed a sale of identified assets of this division on October 27, 2003. Accordingly, the results of this division have been reported as a discontinued operation for all periods presented.

Assets held for sale at September 30, 2003 consist primarily of trade accounts receivable of approximately $7.5 million, net inventory of approximately $0.6 million, and net property plant and equipment of approximately $0.1 million. Liabilities held for sale at September 30, 2003 consisted primarily of accrued expenses of $1.5 million. Assets held for sale at December 31, 2002 consisted primarily of trade accounts receivable of approximately $9.5 million, inventory of approximately $0.8 million, property and equipment of approximately $0.1 million and, liabilities held for sale at December 31, 2002 consisted primarily of accrued expenses of $0.7 million.

Revenue for the CP division was $7.0 million and $10.5 million for the three months ending September 30, 2003 and 2002, respectively, and $23.4 million and $31.7 million for the first nine months of 2003 and 2002, respectively. The CP division’s loss from operations before income taxes was $4.0 million in the first three quarters of 2003 compared to income from operations before income taxes of $0.9 million in the first three quarters of 2002. Included in the pre-tax operations in the first three quarters of 2003 and 2002 is interest expense of $0.3 million and $0.5 million, respectively, that was allocated to the CP division. The basis for this allocation considered interest expense which can reasonably be expected to be avoided through the proceeds from the sales of assets held for sale, and subsequent payment on the working capital credit facility.

NOTE C — RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE D — OPERATIONAL MATTERS

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses of approximately $22 million and $26 million for the years ended December 31, 2001 and 2002, respectively, and, has defaulted on two significant debt obligations. As a result of these conditions existing as of December 31, 2002, the Report of Independent Certified Public Accountants for the year ended December 31, 2002 indicated that there was substantial doubt regarding the Company’s ability to continue as a going concern. In response to the aforementioned losses, the Company has completed a sale of identified assets of the ECD division and certain assets of the CP division, as further discussed in Note B above. Management believes that the discontinuance of these divisions will significantly reduce the Company’s losses and allow the Company to focus on its remaining electronic manufacturing services (“EMS”) business.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Unaudited)

NOTE D — OPERATIONAL MATTERS – Continued

On October 28, 2003, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code to implement a pre-negotiated plan to restructure its Convertible Notes. Under the proposed plan of reorganization, the existing Convertible Notes which total approximately $76.3 million of principal, along with all related accrued and unpaid interest, will be exchanged for new notes with a total principal balance of $30 million. The term of the new notes will be five years and will carry a seven percent annual interest rate during the first two years and an eight percent annual interest rate during the remaining three years. The current noteholders will also receive ninety-five percent of the Company’s common shares outstanding. The Company anticipates that the Bankruptcy Court will confirm the pre-negotiated plan of reorganization and that the Company will emerge from bankruptcy as soon as practicable thereafter. However, there can be no assurance that the pre-negotiated plan of reorganization will be approved by all requisite constituencies and the Bankruptcy Court. In conjunction with the pre-negotiated Bankruptcy filing, a lender has made available up to $20 million in debtor-in-possession (DIP) financing to fund the Company’s operations during the Bankruptcy proceedings. The DIP financing facility, together with the Company’s available cash reserves and cash provided by operations, is expected to provide sufficient liquidity for the Company to pay for goods and services within standard terms.

NOTE E — INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2003	December 31, 2002
Electronic Manufacturing Services:
Finished goods	1,805	2,121
Work in process	6,424	6,408
Raw materials	13,811	17,618

	$22,040	$26,147

NOTE F — STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information from discontinued operations (in thousands):

	Nine months ended September 30, 2003	Nine months ended September 30, 2002
Net loss from discontinued operations	$(21,962)	$(6,425)
Depreciation and amortization	301	743
Goodwill impairment	3,294	—
Fixed asset impairment	1,677	—
Fixed asset purchases	—	(123)
Reduction in inventories, including LCM adjustment and sale to buyer	26,644	11,273
Reduction in Accounts receivable	12,418	3,393
Prepaid expenses and other current assets	(617)	(131)
Other assets	264	10
Reduction in accounts payable, including accounts assumed by the buyer	(7,913)	1,938
Accrued expenses	(897)	(760)

Net cash provided by discontinued operations	$13,209	$9,918

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Unaudited)

NOTE G — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Numerator:
Net loss (in thousands)	$(4,074)	$(4,421)	$(25,704)	$(16,564)

Denominator:
For basic loss per share – Weighted average shares	6,417,196	6,417,196	6,417,196	6,416,024
Effect of dilutive securities:
Employee stock options	—	—	—	—

For diluted loss per share	6,417,196	6,417,196	6,417,196	6,416,024

Net loss per common share – basic	$(0.63)	$(0.69)	$(4.00)	$(2.58)

Net loss per common share – diluted	$(0.63)	$(0.69)	$(4.00)	$(2.58)

For the three-month and nine-month periods ended September 30, 2003 and 2002, all options have been excluded from the computation of diluted earnings per share because their effect on loss per share would be anti-dilutive.

The convertible notes were not included in the computation of earnings per share for all periods because the conversion price of $28.50 exceeded the average market price of the common stock. Therefore, the effect would be anti-dilutive.

NOTE H – LONG-TERM DEBT

Credit Agreement

Reptron was not in compliance with the minimum quarterly EBITDA covenant contained in the Company’s credit agreement (the “Credit Agreement”) with its lenders. Additionally, Reptron is in default of the Credit Agreement as a result of its default of the Convertible Notes (see below). Amounts outstanding under the Credit Agreement were approximately $13.9 million as of September 30, 2003. In conjunction with the pre-negotiated Chapter 11 Bankruptcy filing discussed above, the credit facility was refinanced as of October 31, 2003 with a new lender. The lender has made available up to a $20 million revolving credit facility (the “New Credit Agreement”) through the Bankruptcy proceedings. Borrowings under the New Credit Agreement are collateralized by substantially all assets of Reptron including inventory, accounts receivable, equipment and general intangibles and certain real property. The New Credit Agreement limits the amount of capital expenditures and prohibits the payment of dividends without the lender’s consent. The Credit Agreement contains certain covenants including a minimum weekly measure of cash receipts and disbursements.

Convertible Notes

As of September 30, 2003, there were approximately $76.3 million of 6 3/4% Convertible Subordinated Notes (the “Convertible Notes”) outstanding. The Convertible Notes pay interest semi-annually on February 1 and August 1. The holders of the Convertible Notes have the right to convert any portion of the principal amount of the outstanding Convertible Notes, at the date of conversion, into shares of our common stock at any time prior to the close of business on August 1, 2004, at a conversion rate of 35.0877 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to a conversion price of approximately $28.50 per share). There is no requirement that the holders of the Convertible Notes convert on or before August 1, 2004. Additionally, the Company has the right to require the redemption of the Convertible Notes under certain circumstances. Management believes it is extremely unlikely that the Convertible Notes will be either converted or redeemed given the Company’s financial condition and the trading price for its stock.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2003

(Unaudited)

NOTE H – LONG-TERM DEBT – Continued

Convertible Notes

The Company failed to make the February 1, 2003 and August 1, 2003 interest payments due to holders of the Convertible Notes. Reptron does not have adequate liquidity to make these interest payments and cannot determine when, if ever, it will have the ability to do so. Because the Company was unable to cure this default on or before March 5, 2003, under identified conditions described in the Convertible Notes and under that certain Trust Indenture between Reptron and Reliance Trust Company (the predecessor to the current trustee, US Bank), dated August 5, 1997 pursuant to which the Convertible Notes were issued, provided that the outstanding principal indebtedness of the Convertible Notes could be accelerated and become immediately due and payable upon such an event of default.

Certain holders of the Convertible Notes have formed an ad-hoc committee to discuss possible alternatives in the restructuring of the indebtedness and terms of repayment of the restructured debt under the Convertible Notes. The ad-hoc committee represents approximately 56% of the total outstanding principal due under the Convertible Notes. The Company and the ad-hoc committee by way of a term sheet, have reached an understanding as to the primary terms of a restructuring of the indebtedness represented by the Convertible Notes.

On October 28, 2003, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code to implement a pre-negotiated plan to restructure the Convertible Notes. Under the proposed plan of reorganization, the existing Convertible Notes which total approximately $76.3 million of principal, along with all related accrued and unpaid interest, will be exchanged for new notes with a total principal balance of $30 million. The term of the new notes will be five years and will carry a seven percent annual interest rate during the first two years and an eight percent annual interest rate during the remaining three years. The current noteholders will also receive ninety-five percent of the Company’s common shares outstanding. The Company anticipates that the Bankruptcy Court will confirm the pre-negotiated plan of reorganization and will emerge from bankruptcy as soon as practicable thereafter. However, there can be no assurance that the pre-negotiated plan of reorganization will be approved by all requisite constituencies and the Bankruptcy Court.

NOTE I – INCOME TAXES

During the three month period ended September 30, 2003, the Company incurred losses before income taxes of $4.1 million. As a result, Reptron recognized a deferred tax asset and an offsetting valuation allowance of $1.6 million, resulting in no income tax benefit. Realization of the tax loss carryforwards are contingent upon future taxable earnings in the appropriate jurisdiction. Each carryforward item is reviewed for expected utilization, using a “more likely than not” approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (federal or state), the relevant history for the particular item, the applicable expiration dates, and identified actions under the Company’s control in realizing the associated carryforward benefits. The Company assesses the available positive and negative evidence surrounding the recoverability of the deferred tax assets and applies judgment in estimating the amount of valuation allowance necessary under the circumstances. Management continues to assess and evaluate strategies that will enable the carryforward, or a greater portion thereof, to be utilized, and will adjust the valuation allowance appropriately for each item at such time when it is determined that the “more likely than not” criterion is satisfied.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2003

(Unaudited)

NOTE J – STOCK BASED COMPENSATION

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

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS No. 123, the Company’s net loss and net loss per common share would have been the pro forma amounts indicated below:

	Three months ended September 30, (in thousands)		Nine months ended September 30, (in thousands)
	2003	2002	2003	2002
Net loss, as reported	$(4,074)	$(4,421)	$(25,704)	$(16,564)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—	—

Deduct: Total stock –based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	11	82	15	188

Pro forma net loss	$(4,085)	$(4,503)	$(25,719)	$(16,752)

Net loss per common share – basic:
As reported	$(0.63)	$(0.69)	$(4.00)	$(2.58)
Pro forma	$(0.64)	$(0.70)	$(4.01)	$(2.61)

Net loss per common share – diluted:
As reported	$(0.63)	$(0.69)	$(4.00)	$(2.58)
Pro forma	$(0.64)	$(0.70)	$(4.01)	$(2.61)

REPTRON ELECTRONICS, INC

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains certain forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended. Factors that could cause actual results to differ materially include the following: developments in the Chapter 11 proceedings, including but not limited to failure of Confirmation of the Company’s plan of reorganization, business conditions and growth in Reptron’s industry and in the general economy; competitive factors; risks due to shifts in market demand; the ability of Reptron to complete and integrate acquisitions; and the risk factors listed from time to time in Reptron’s reports filed with the Securities and Exchange Commission as well as assumptions regarding the foregoing. The words “believe”, “estimate”, “expect”, “intend”, “anticipate”, “plan” and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. Reptron undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.

RECENT DEVELOPMENTS

On October 28, 2003, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code to implement a pre-negotiated plan to restructure its convertible notes (the “Convertible Notes”). Under the proposed plan of reorganization, the existing Convertible Notes, which total approximately $76.3 million of principal, along with all related accrued and unpaid interest, will be exchanged for new notes with a total principal balance of $30 million. The term of the new notes will be five years and will carry a seven percent annual interest rate during the first two years and an eight percent annual interest rate during the remaining three years. The current noteholders will also receive ninety-five percent of the Company’s common shares outstanding. The Company anticipates that the Bankruptcy Court will confirm the pre-negotiated plan of reorganization and that the Company will emerge from bankruptcy as soon as practicable thereafter. However, there can be no assurance that the pre-negotiated plan of reorganization will be approved by all requisite constituencies and the Bankruptcy Court. In conjunction with the pre-negotiated Bankruptcy filing, a lender has made available up to $20 million in debtor-in-possession (DIP) financing to fund the Company’s operations during the Bankruptcy proceedings. The DIP financing facility, together with the Company’s available cash reserves and cash provided by operations, is expected to provide sufficient liquidity for the Company to pay for goods and services within standard terms.

On August 8, 2003, we received a Nasdaq Staff Determination indicating that we fail to comply with: (a) the minimum shareholders’ equity requirement for continued listing; (b) the minimum market value for listed securities; and (c) the minimum net income from continuing operations, all as set forth in Marketplace Rule 4310(c)(2)(B) and that our common stock is therefore subject to delisting from the Nasdaq SmallCap Market. We submitted a request for an oral hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. On September 22, 2003 the Panel denied our request for continued listing. Our common stock is now traded on the National Association of Securities Dealers’ Over-The-Counter Bulletin Board.

DISCONTINUED OPERATIONS

Electronic Component Distribution

The Company’s Electronic Component Distribution (“ECD”) segment incurred losses of approximately $20 million for the year ended December 31, 2002. Despite cost cutting measures implemented during the second half of 2001 and throughout 2002, the Company continued to incur losses in this segment. As a result, the Company decided, in the first quarter of 2003, to exit the component distribution business either through a sale of the business or by discontinuance of its operations. Management completed a sale of identified assets of this division on June 13, 2003. Accordingly, the results of this division have been reported as a discontinued operation for all periods presented.

Pursuant to the terms of the sale, the Company retained ownership of the trade accounts receivable and remains responsible for substantially all of the accrued liabilities and future liabilities associated with lease terminations and employee severance payments, as required. Assets held for sale at September 30, 2003 consist primarily of net inventory of approximately $0.8 million not included in the sale. The Company is finalizing the return of related inventory pursuant to its rights included in the distribution agreement with the supplier. Included in assets held for sale at December 31, 2002 are primarily inventory of approximately $26.6 million, and property and equipment of approximately $1.7 million. Liabilities held for sale at December 31, 2002 consisted primarily of accounts payable of $7.9 million.

Revenue for the ECD division was $0.0 million and $24.4 million for the three months ending September 30, 2003 and 2002, respectively, and $36.2 million and $86.3 million for the first nine months of 2003 and 2002, respectively. The ECD division’s loss from operations before income taxes was $7.4 million in the first three quarters of 2002 and its combined loss from operations and the loss on the sale of identified assets of this division was $17.9 million in the first three quarters of 2003. Included in non-cash charges associated with discontinued operations in the first three quarters of 2003 is an impairment writedown of $3.3 million of goodwill, an $8.1 million writedown of inventory, a $1.7 million impairment of fixed assets, and other costs of $0.8 million. The inventory writedown was determined with consideration given to the sale proceeds for the inventory included in the sale. The goodwill impairment was also recognized in response to the near term expectations established by the board of directors in March 2003 to either sell or otherwise discontinue these operations. As a result, the long-term turnaround previously estimated by management for this segment was no longer feasible and recovery of these assets was not expected in the near term. Also included in the pre-tax loss in the first three quarters of 2003 and 2002 is interest expense of $0.5 million and $0.8 million, respectively, that was allocated to the electronic component distribution business. The basis for this allocation considered interest expense which can reasonably be expected to be avoided through the collection of the electronic component distribution division’s trade receivables, proceeds from the sales of assets held for sale, and subsequent payment on the working capital credit facility.

Computer Products Division

The Company’s Computer Products (“CP”) division incurred losses of approximately $4.1 million for the first three quarters of 2003. The Company decided, in the third quarter of 2003, to exit this business through a sale of the business. Management completed a sale of identified assets of this division on October 27, 2003. Accordingly, the results of this division have been reported as a discontinued operation for all periods presented.

Assets held for sale at September 30, 2003 consist primarily of trade accounts receivable of approximately $7.5 million, net inventory of approximately $0.6 million, and net property plant and equipment of approximately $0.1 million. Liabilities held for sale at September 30, 2003 consisted primarily of accrued expenses of $1.5 million. Assets held for sale at December 31, 2002 consisted primarily of trade accounts receivable of approximately $9.5 million, inventory of approximately $0.8 million, property and equipment of approximately $0.1 million and, liabilities held for sale at December 31, 2002 consisted primarily of accrued expenses of $0.7 million.

Revenue for the CP division was $7.0 million and $10.5 million for the three months ending September 30, 2003 and 2002, respectively, and $23.4 million and $31.7 million for the first nine months of 2003 and 2002, respectively. The CP division’s loss from operations before income taxes was $4.0 million in the first three quarters of 2003 compared to income from operations before income taxes of $0.9 million in the first three quarters of 2002. Included in the pre-tax operations in the first three quarters of 2003 and 2002 is interest expense of $0.3 million and $0.5 million, respectively, that was allocated to the CP division. The basis for this allocation considered interest expense which can reasonably be expected to be avoided through the proceeds from the sales of assets held for sale, and subsequent payment on the working capital credit facility.

RESULTS OF OPERATIONS

Net Sales. Third quarter net sales decreased $6.9 million, or 15.1%, from $45.9 million in the third quarter of 2002 to $39.0 million in the third quarter of 2003. Third quarter net sales decreased approximately $0.7 million when compared to the second quarter of 2003. Net sales for the first three quarters of 2003 decreased $11.5 million, or 9.2% from $124.7 million in the first three quarters of 2002 to $113.2 million in the first three quarters of 2003. These decreases are primarily attributable to decreased demand from our established customers due to continued deterioration of the electronic manufacturing industrial segment. We continue to experience soft demand from within the semiconductor equipment and telecommunications customer base as these industry segments have declined significantly within the past two years. We transacted business with approximately 50 customers in both the third quarter and the first three quarters of 2003. Our three largest customers accounted for approximately 28.1%, 9.3% and 6.0%, respectively, of third quarter 2003 net sales as compared to 24.1%, 8.2% and 6.8%, respectively, of third quarter 2002 net sales. These customers accounted for approximately 19.9%, 12.3%, and 8.0%, respectively, of net sales in the first three quarters of 2003 as compared to 22.1%, 7.3% and 6.8%, respectively, of net sales in the first three quarters of 2002.

The table which follows summarizes sales by industry segment:

Industry Segment	Three Months Ending September 30, 2003	Nine Months Ending September 30, 2003	Three Months Ending September 30, 2002	Nine Months Ending September 30, 2002
Medical Equipment	30%	36%	25%	23%
Governmental Equipment	16%	10%	14%	12%
Industrial/Instrumentation	15%	14%	16%	16%
Banking	15%	13%	14%	13%
Telecommunications	9%	10%	12%	13%
Semiconductor Equipment	1%	4%	6%	5%
Office Products	0%	2%	4%	6%
All Others	14%	11%	9%	12%

Gross Profit. Third quarter gross profit decreased $0.3 million, or 6.1%, from $5.6 million in the third quarter of 2002 to $5.3 million in the third quarter of 2003. Gross profit margin was 13.5% in the third quarter of 2003 and 13.3% in the first three quarters of 2003 as compared to 12.2% in the third quarter of 2002 and 10.1% in the first three quarters of 2002. Total gross profit increased $2.4 million, or 19.4%, from $12.6 million in the first three quarters of 2002 to $15.0 million in the first three quarters of 2003. The variances in gross profit margin from the prior year periods are primarily attributable to cost-cutting measures implemented in the second half of 2002 and continuing in the first half of 2003.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $1.4 million, or 23.5%, from $5.9 million in the third quarter of 2002 to $4.5 million in the third quarter of 2003. Selling, general and administrative expenses, as a percentage of net sales decreased from 13.0% in the third quarter of 2002 to 11.7% in the third quarter of 2003. For the first nine months of 2003, selling, general and administrative expenses decreased $3.9 million or 21.8% from $17.9 million in the first three quarters of 2002 to $14.0 million in the first three quarters of 2003. Selling, general and administrative expenses as a percentage of net sales decreased from 14.4% in the first nine months of 2002 to 12.4% in the first nine months of 2003. The overall decrease in SG&A expenses is primarily attributable to cost cutting measures implemented during the second half of 2002 and the first half of 2003.

Interest Expense. Net interest expense decreased from $1.8 million in the third quarter of 2002 to $1.6 million in the third quarter of 2003. Net interest expense was approximately $4.8 million in the first nine months of 2002 and approximately $4.7 million in the first nine months of 2003. Our average outstanding debt decreased $19.9 million, from $124.7 million during the first nine months of 2002 to $104.9 million during the first nine months of 2003, and our overall average interest rate increased from 6.6% during the first three quarters of 2002 to 7.1% during the first three quarters of 2003. Interest expense of $0.1 million and $0.3 million in the third quarter of 2003 and 2002, respectively, and $0.8 million and $1.3 million in the first three quarters of 2003 and 2002, respectively, was allocated to our discontinued operations. This allocation was based on interest expense that can reasonably be expected to be avoided as a result of the discontinued operations of the divisions, through the collection of the division’s trade receivables, and the corresponding reduction of our working capital credit facility. Unpaid interest of approximately $3.9 million related to our Convertible Notes has been fully accrued and expensed during the first nine months of 2003.

Income Taxes. During the three month period ended September 30, 2003, we incurred losses before income taxes of $4.1 million. As a result, we recognized a deferred tax asset and an offsetting valuation allowance of $1.6 million, resulting in no income tax benefit. Realization of the tax loss carryforwards are contingent upon future taxable earnings in the appropriate jurisdiction. Each carryforward item is reviewed for expected utilization, using a “more likely than not” approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (federal or state), the relevant history for the particular item, the applicable expiration dates, and identified actions under our control in realizing the associated carryforward benefits. We assess the available positive and negative evidence surrounding the recoverability of the deferred tax assets and apply judgment in estimating the amount of valuation allowance necessary under the circumstances. We continue to assess and evaluate strategies that will enable the carryforward, or a greater portion thereof, to be utilized, and will adjust the valuation allowance appropriately for each item at such time when it is determined that the “more likely than not” criterion is satisfied.

LIQUIDITY AND CAPITAL RESOURCES

We primarily finance our operations through subordinated notes, bank credit lines, operating cash flows, capital equipment leases, and short-term financing through supplier credit lines.

Net cash provided by or used in operating activities has historically been driven by net income (loss) levels combined with fluctuations in inventory, accounts receivable and accounts payable. Operating activities from continuing operations provided cash of approximately $9.3 million for the first nine months of 2003. This cash flow resulted primarily from decreases in accounts receivable of $4.4 million and inventory of $4.1 million, and an increase in accrued expenses of approximately $4.2. These items were partially offset by decreases in accounts payable of $3.4 million.

Capital expenditures totaled approximately $1.6 million in the first three quarters of 2003. These capital expenditures were primarily for the acquisition of manufacturing equipment and building improvements. These expenditures were funded by the working capital line of credit.

Credit Agreement. Reptron was not in compliance with the minimum quarterly EBITDA covenant contained in the Company’s credit agreement (the “Credit Agreement”) with its lenders. Additionally, Reptron is in default of the Credit Agreement as a result of its default of the Convertible Notes (see below). Amounts outstanding under the Credit Agreement were approximately $13.9 million as of September 30, 2003. In conjunction with the pre-negotiated Chapter 11 Bankruptcy filing discussed above, the credit facility was refinanced as of October 31, 2003 with a new lender. The lender has made available up to a $20 million revolving credit facility (the “New Credit Agreement”) through the Bankruptcy proceedings. Borrowings under the New Credit Agreement are collateralized by substantially all assets of Reptron including inventory, accounts receivable, equipment and general intangibles and certain real property. The New Credit Agreement limits the amount of capital expenditures and prohibits the payment of dividends without the lender’s consent. The New Credit Agreement contains certain covenants including a minimum weekly measure of cash receipts and disbursements.

Convertible Notes. As of September 30, 2003, there was outstanding approximately $76.3 million of 6 3/4% Convertible Subordinated Notes (the “Convertible Notes”). The Convertible Notes pay interest semi-annually on February 1 and August 1. The holders of the Convertible Notes have the right to convert any portion of the principal amount of the outstanding Convertible Notes, at the date of conversion, into shares of our common stock at any time prior to the close of business on August 1, 2004, at a conversion rate of 35.0877 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to a conversion price of approximately $28.50 per share). There is no requirement that the holders of the Convertible Notes convert on or before August 1, 2004. Additionally, the Company has the right to require the redemption of the Convertible Notes under certain circumstances. We believe it is extremely unlikely that the Convertible Notes will be either converted or redeemed given the Company’s financial condition and the trading price for its stock.

The Company failed to make the February 1, 2003 and August 1, 2003 interest payments due to holders of the Convertible Notes. Reptron does not have adequate liquidity to make these interest payments and we cannot determine when, if ever we will have the ability to do so. Because we were unable to cure this default on or before March 5, 2003, under identified conditions described in the Convertible Notes and under that certain Trust Indenture between Reptron and Reliance Trust Company (the predecessor to the current trustee, US Bank), dated August 5, 1997 pursuant to which the Convertible Notes were issued, provided that the outstanding principal indebtedness of the Convertible Notes could be accelerated and become immediately due and payable upon such an event of default.

Certain holders of the Convertible Notes have formed an ad-hoc committee to discuss possible alternatives in the restructuring of the indebtedness and terms of repayment of the restructured debt under the Convertible Notes. The ad-hoc committee represents approximately 56% of the total outstanding principal due under the Convertible Notes. Reptron and the ad-hoc committee by way of a term sheet, have reached an understanding as to the primary terms of a restructuring of the indebtedness represented by the Convertible Notes.

On October 28, 2003, the we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code to implement a pre-negotiated plan to restructure the Convertible Notes. Under the proposed plan of reorganization, the existing Convertible Notes which total approximately $76.3 million of principal, along with all related accrued and unpaid interest, will be exchanged for new notes with a total principal balance of $30 million. The term of the new notes will be five years and will carry a seven percent annual interest rate during the first two years and an eight percent annual interest rate during the remaining three years. The current noteholders will also receive ninety-five percent of the Company’s common shares outstanding. We anticipate that the Bankruptcy Court will confirm the pre-negotiated plan of reorganization and that we will emerge from bankruptcy as soon as practicable thereafter. However, there can be no assurance that the pre-negotiated plan of reorganization will be approved by all requisite constituencies and the Bankruptcy Court.

Future liquidity and cash requirements will depend on a wide range of factors including the level of business in existing operations, credit lines extended by trade suppliers, the need for expansion of manufacturing operations in foreign countries (especially China) and capital expenditure requirements. The ability to meet future liquidity requirements will depend upon the approval and successful implementation of the pre-negotiated plan of reorganization. There can be no assurance of successful completion of these items. Additionally, there can be no assurance that our vendors will not reduce credit limits currently extended to us or shorten the time for payment of credit extended. Accordingly, there can be no assurance that Reptron will be able to meet its working capital needs for any future period. As a result of some of the items noted above, which conditions in part existed as of December 31, 2002, the Report of Independent Certified Public Accountants for the year ended December 31, 2002 indicated that there was substantial doubt regarding our ability to continue as a going concern.

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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the nine months ended September 30, 2003. Market risk information is contained under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our 2002 Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and acting Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Although we believe that our pre-existing Disclosure Controls, including our internal controls, were adequate to enable us to comply with our disclosure obligations, as a result of such Evaluation, we implemented minor changes, primarily to formalize, document and update the procedures already in place. Based on the Evaluation, our CEO and CFO concluded that subject to the limitations noted below, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, those controls.

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

CEO and CFO Certifications

Exhibits 31.1 and 31.2 are Certifications of the CEO and the CFO. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This item of this report, which you are currently reading, is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

REPTRON ELECTRONICS, INC.

PART II. OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

Reptron is in default on its revolving credit facility as a result of non-compliance with the minimum quarterly EBITDA covenant and its default on the 6 3/4% Convertible Subordinated Notes (“Convertible Notes”). The default on the Convertible Notes results from the failure to make the interest payments due on February 1, 2003 and August 1, 2003, which amounts to approximately $5.2 million of defaulted interest payments as of November 19, 2003. These matters are described in detail in Item 2 of this Form 10-Q.

Item 4. Submission of Matters to a Vote of the Security Holders

None.

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

(1) On August 19, 2003, we filed a Current Report on Form 8-K in which we disclosed and filed under Items 7 and 9 a press release announcing our results of operations for the second quarter ended June 30, 2003.

(2) On September 22, 2003, we filed a Current Report on Form 8-K in which we disclosed and filed under Items 5 and 7 a press release announcing our common stock began trading on the National Association of Securities Dealers’ Over-the-Counter Bulletin Board (OTCBB) effective September 22, 2003.

(3) On November 5, 2003, we filed a Current Report on Form 8-K in which we disclosed and filed under Items 3 and 5 a press release announcing that we voluntarily filed a petition for relief under Chapter 11 of the United States Bankruptcy Code and that William L. Elson, a member of the Board of Directors tendered his resignation.

(4) On November 14, 2003, we filed a Current Report on Form 8-K in which we disclosed and filed under Items 7 and 9 a press release announcing our results of operations for the third quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 19, 2003

REPTRON ELECTRONICS, INC. (Registrant)

By:	/s/ Paul J. Plante
Paul J. Plante, President, Chief Operating Officer and Acting Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)