Form 10-K
period 2003-12-31
REPTRON ELECTRONICS INC
filed 2004-03-30
CIK 918765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ☐    No  ☒

The aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $2,438,534.

The number of shares of the registrant’s common stock issued and outstanding as of March 26, 2004 was 5,000,000.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Reptron’s definitive proxy statement for the Annual Meeting of Reptron’s Shareholders are incorporated by reference into Part III of this Form 10-K.

REPTRON ELECTRONICS, INC.

FORM 10-K

Fiscal Year ended December 31, 2003

PART I

References to “Reptron”, “the Company”, “we”, “us” and “our” refer to Reptron Electronics, Inc., unless the context otherwise requires. This document contains certain forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Factors that could cause actual results to differ materially include the following: business conditions and growth in Reptron’s industry and in the general economy; competitive factors; risks due to shifts in market demand; the ability of Reptron to complete acquisitions; and the risk factors listed from time to time in Reptron’s reports filed with the Securities and Exchange Commission as well as assumptions regarding the foregoing. The words “believe”, “plans”, “estimate”, “expect”, “intend”, “anticipate”, and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. Reptron undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.

Item 1. Business

General

We are an electronics manufacturing services (“EMS”) company providing engineering services, display and systems integration services and electronic manufacturing services through our two divisions: Reptron Manufacturing Services (‘RMS”) and Reptron Display and Systems Integration (“RDSI”). RMS offers full electronics manufacturing services including complex circuit board assembly, complete supply chain services and manufacturing engineering services to OEMs in a wide variety of industries including medical, industrial/instrumentation, banking, telecommunications, semiconductor equipment, and office products. RDSI provides value-added display design engineering and system integration services to OEMs primarily in the medical, semiconductor equipment, and industrial/instrumentation industries.

During 2003, we divested two divisions enabling the Company to focus solely on our core competency as an EMS provider. In June, 2003, we sold certain assets and liabilities of our electronic components distribution business, Reptron Distribution Services (“RDS”). In October, 2003, we sold substantially all of the assets and certain liabilities of our memory module division, Reptron Computer Products (“RCP”). RDS and RCP together comprised our electronic components distribution (“ECD”) segment. Descriptions of the ECD segment and its operating results have been included in financial statements and various other documents previously prepared by the Company. However, this annual report and other future reports filed with the Securities and Exchange Commission will focus primarily on our remaining operations in the EMS industry.

Reptron was incorporated under the laws of Michigan in 1973, reincorporated under the laws of Florida in 2003 and reorganized as a Florida corporation under Chapter 11 of the U.S. Bankruptcy Code in 2004. Reptron’s principle executive offices are located at 13700 Reptron Boulevard, Tampa, Florida 33626, and its telephone number is (813) 854-2000.

Reorganization

On February 3, 2004, Reptron implemented its previously announced financial restructuring when its pre-negotiated Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Plan” or “Plan of Reorganization”) became effective. Events occurring during 2003 and through February 3, 2004 related to the Chapter 11 proceedings are summarized below.

In January 2003, we announced that we were seeking to restructure $76.3 million principal amount of our outstanding 6¾% Convertible Subordinated Notes (the “Convertible Notes”). As part of this initiative, we discontinued all interest payments on the Convertible Notes.

In February 2003, we commenced discussions with certain holders of the Convertible Notes (“Prepetition Noteholder Committee”) to discuss the financial condition of the Company and the proposed restructuring. We engaged in extensive, arms’ length negotiations with the Prepetition Noteholder Committee regarding the terms of the consensual restructuring of Reptron.

On October 28, 2003, we filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Under the terms of the Plan, substantially all of our general unsecured creditors (except for holders of the Convertible Notes and certain other creditors) are to receive full payment for all prepetition claims within ninety days subsequent to the Plan’s effective date. The Plan was confirmed by the bankruptcy court on January 14, 2004 and became effective February 3, 2004, resulting in conversion of the $76.3 million of Convertible Notes, $6.4 million of accrued interest and $0.8 million of other liabilities into $30 million of Senior Secured Notes due in 2009 (“New Notes”) and the issuance of 95% of the common stock of the reorganized entity (“New Common Stock”). Previously outstanding common stock is being exchanged for 5% of the New Common Stock. The New Notes carry an interest rate of seven percent per annum during the first two years and eight percent per annum during the remaining three years.

In accordance with the Plan, the Reptron will, among other matters:

•	Issue 5,000,000 shares of New Common Stock,

•	Issue the New Notes;

•	Adopt a new stock option plan;

•	Cancel the Convertible Notes, previously outstanding common stock, and previously outstanding stock options.

Our consolidated balance sheet at December 31, 2003 reflects $76.3 million principal amount of Convertible Notes along with $6.4 million of accrued and unpaid interest thereon, $0.6 million of real property lease liabilities, and $0.2 million of severance liabilities as “Liabilities subject to compromise.” These liabilities are reported at the amount allowed on pre-petition claims in the Chapter 11 proceedings.

Interest expense of approximately $4.3 million on the Convertible Notes was accrued through October 28, 2003, the Chapter 11 petition filing date, even though we discontinued interest payments on such debt. Interest expense for 2003 excludes $0.9 million of stated contractual interest associated with the Convertible Notes between October 28, 2003 and December 31, 2003.

The Company incurred $4.1 million of reorganization costs during 2003, which primarily includes professional fees of approximately $2.0 million, a write-off of debt issuance costs of approximately $1.5 million, and contract settlement and other miscellaneous costs of approximately $0.6 million.

The Company’s emergence from Chapter 11 bankruptcy proceedings on February 3, 2004 will result in a new reporting entity and adoption of fresh start reporting, in accordance with Statement of Position No. 90-7 (SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” Although the effective date of the Plan was February 3, 2004, the Company intends to account for the consummation of the Plan as if it occurred on February 1, 2004. The financial statements as of December 31, 2003 do not give effect to any adjustments in the carrying value of assets or the amounts or classification of liabilities that will be recorded upon implementation of the Plan of Reorganization.

The following unaudited pro forma financial information reflects the implementation of the Plan as if the Plan was effective on December 31, 2003. Reorganization adjustments have been estimated in the pro forma financial information to reflect the discharge of debt and adoption of fresh start reporting in accordance with SOP 90-7. Accordingly, the estimated reorganization value of the Company as defined in the Plan has been used to allocate the value of the assets and liabilities of the Company in conformity with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.”

	Unaudited Pro Forma Balance Sheet at December 31, 2003
(In Thousands)	Actual	Debt Discharge			Fresh Start Adjustments			Pro Forma
Current assets	$38,987	$—			$—			$38,987
Property, plant and equipment, net	20,098	—			—			20,098
Goodwill, net	18,970	—			—			18,970
Deferred income tax	2,449	—			—			2,449
Other assets	719	—			—			719

Total assets	$81,223	$—			$—			$81,223

Accounts Payable	$15,167	$—			$—			$15,167
Accrued expenses	7,333	—			—			7,333
Note payable to bank	6,214	—			—			6,214
Current portion of long-term obligations	437	—			—			437
Long-term obligations	3,670	30,000	(b	)	—			33,670
Liabilities subject to compromise	83,456	(83,456)	(a	)	—			—

Total Liabilities	116,277	(53,456)			—			62,821

Common stock	64	—			(14)	(e)		50
Additional paid-in capital	23,146	23,102	(c	)	(27,896)	(e	)	18,352
Accumulated deficit	(58,264)	30,354	(d	)	27,910	(e	)	—

Total liabilities and shareholders’ equity	$81,223	$—			$—			$81,223

(a)	Reduction of Convertible Notes, accrued interest on the Convertible Notes, and other liabilities subject to compromise for the implementation of the Plan of $83.5 million.
(b)	Increase in long-term obligations of $30.0 million associated with the issuance of the New Notes.
(c)	Increase in additional paid-in capital of $23.1 million reflecting the value of the New Common Stock estimated in the Plan of Reorganization.
(d)	Effect of the pro forma gain on the extinguishment of debt, net of income tax including the anticipated utilization of a portion of net operating losses. As a result, no net tax provision is expected.
(e)	Elimination of accumulated deficit and issuance of New Common Stock reflecting the reorganized entity.

The allocation of the reorganization value to individual assets and liabilities presented in the pro forma amounts above is preliminary and subject to change based on facts present at the actual effective date of the Plan. Accordingly, actual amounts are expected to vary from these pro forma adjustments.

The Electronic Manufacturing Services Industry

Electronics Manufacturing Services. The EMS industry has experienced rapid changes over the past several years as an increasing number of original equipment manufacturers (“OEMs”) have chosen to outsource printed circuit board assemblies and display product integration and assembly to electronics manufacturing specialists such as Reptron Manufacturing Services and Reptron Display and System Integration. Factors driving OEMs to favor outsourcing to electronics manufacturing specialists include:

•	Reduced Time to Market. Because of the intense competitive pressures and rapidly progressing technology in the electronics industry, OEMs are faced with increasingly short product life-cycles and therefore have a growing need to reduce the time required to bring a product to market. OEMs can reduce their time to market by using an electronics manufacturer’s established manufacturing expertise and infrastructure.

•	Minimized Capital Investment. As electronic products have become more technologically advanced, the manufacturing process has become increasingly automated and highly intricate, and manufacturers have had to invest in new capital equipment at an accelerated rate. By outsourcing to electronics manufacturing specialists, OEMs are able to lower their investment in inventory, facilities and equipment, thereby enabling them to allocate capital to other activities such as sales and marketing and research and development.

•	Focused Resources. Because the electronics industry is experiencing greater levels of competition and more rapid technological change, many OEMs increasingly seek to focus their resources on activities and technologies that add greater value. By offering turnkey manufacturing services and comprehensive electronic assembly, electronics manufacturing specialists permit OEMs to focus on their core business activities, such as product development and marketing.

•	Access to Leading Edge Manufacturing Technology. Electronic products and electronics manufacturing technology have become increasingly sophisticated and complex. OEMs desire to work with electronics manufacturing specialists in order to gain access to their technological expertise.

•	Improved Inventory Management and Purchasing Power. Electronics industry OEMs are faced with increasing difficulties in planning, procuring and managing their inventories efficiently due to frequent design changes, short product life-cycles, large investments in electronic components, component price fluctuations and the need to achieve economies of scale in materials procurement. Electronics manufacturing specialists are able to manage both procurement and inventory, and have demonstrated proficiency in purchasing components at improved pricing.

•	Access to Low Cost Manufacturing. The rapid move towards globalization has rendered the electronics industry to be more competitive than ever before. Therefore, OEMs require access to low cost manufacturing regions. Electronic manufacturing services providers have established facilities in these low cost regions enabling access to low cost manufacturing.

Strategy

Reptron’s principal business objective is to expand its presence as an electronics manufacturing services provider within specific market segments. Reptron has formed a strategy to achieve this objective based upon the following key elements:

•	Target Manufacturing Customers in Specific Market Segments. Reptron Manufacturing Services follows a well-defined strategy which focuses on complex assemblies in medium-to-high volumes for commercial and industrial customers. Additionally, Reptron Manufacturing Services seeks customers that will utilize its engineering expertise and its ability to assemble customers’ products by integrating printed circuit board assemblies into other elements of the customers’ products (sometimes referred to as total “box build”). Reptron Manufacturing Services also seeks customer relationships in which Reptron Manufacturing Services is the primary source and avoids engagements requiring an overflow supplier. Reptron Manufacturing Services targets customers in a variety of industries to establish diversity among the customers and industries served. Primary target industry segments include medical and industrial instrumentation.

•	Leverage Investments Made in its Manufacturing Facilities. Reptron has invested in facilities that will allow it to expand its business. Reptron believes its manufacturing facilities can accommodate approximately $300 million in annual contract manufacturing net sales based on its current mix of business. Reptron’s 2003 net sales totaled approximately $150 million. Consequently, Reptron believes there is adequate capacity to support future sales growth.

•

Focus On Market Segments Seeking Domestic Manufacturing. Reptron has four manufacturing facilities all located within the continental United States. In recent years the global outsourcing trend to low cost labor regions has gained significant momentum. Reptron seeks to engage market segments and customers whose products cannot be efficiently produced in such low cost labor areas and whose preference is to have their products manufactured in the United States. The Company seeks relationships where there is a good match between the customers’ requirements and our service offering. These characteristics often include: various forms of engineering assistance, new product introduction and early stage production, difficulty in forecasting requiring flexible delivery schedules, heavy or bulky product which possesses a U.S. destination creating significant shipping costs.

Certain Considerations

Customer Effect from Bankruptcy Filing. During 2001 through 2003, the Company incurred significant financial losses. These losses combined with defaults incurred on our senior secured revolving credit facility (“Credit Agreement”) and Convertible Notes culminated in filing a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code on October 28, 2003. Reptron’s customers engage the Company to produce complex electronic products. These manufacturing engagements require significant investment and planning by both our customers and Reptron. Our inability to perform for our customers for whatever reason would have a significant impact on their business operations. Although the Company has subsequently completed its bankruptcy proceedings, it is possible that our major customers could suspend or terminate business activity with us due to their concerns about the long term financial stability of the Company. This action would have a material adverse effect on the Company.

Supplier Effect from Bankruptcy Filing. Reptron relies on a supply chain comprised of approximately 900 different suppliers. Many of the materials delivered by this supply chain are custom or built to order requiring advanced planning, tooling and significant disengagement costs. Our Plan confirmed by the bankruptcy court provides for the vast majority of the Company’s suppliers to be paid in full for both pre-petition and post-petition shipments. Although our suppliers have been paid in full, it is possible that our bankruptcy filing could result in several adverse actions including: restricting our credit limit and the time allowed to pay outstanding obligations, elimination of all credit lines requiring cash in advance or cash on delivery terms, price increases to compensate for perceived risks and choosing not to supply the Company altogether requiring additional time and investment to resource materials. These actions could have a material adverse effect on the Company.

Bankruptcy Effect on Adding New Customers. Reptron’s future success is greatly dependent upon the Company’s ability to increase sales. The Company’s growth strategy includes maintaining and growing sales from current customers as well as adding new customers. Although the Plan has become effective, our ability to attract new customers could be negatively impacted due to their concerns about the long term financial stability of the Company and the fact that the Company has recently emerged from bankruptcy. Our inability to add new customers could have a material adverse effect on the Company.

Current Adverse Economic Environment. During 2001 through 2003, the United States economy experienced little growth. Many companies in the electronics industry experienced significant contraction due to adverse market conditions. We have continued cost cutting measures, initiated in 2001, that were directed at addressing these market conditions. We sold two unprofitable divisions during 2003. Additionally, we significantly reduced our debt level and related interest costs through a pre-negotiated Chapter 11 filing. There can be no assurance, however, that these combined measures will be effective or adequate to compensate for the significant reductions in our sales and earnings. In addition, the defaults under our Credit Agreement and under our Convertible Notes and our bankruptcy filing have caused some of our suppliers to limit the amount of overall credit extended to us and/or reduce the time for payment of credit putting additional pressure on our overall financial condition. The continuation of current economic conditions for an extended period of time or further weakening of the economy, could have a material adverse effect on our operating results and financial condition.

Customer Concentration and Related Factors Effecting Operating Results. Reptron has certain customers that account for a significant part of total net sales. Our three largest customers accounted for approximately 21% (Diebold), 12% (Datascope), and 6% of total net sales in 2003, respectively, and 20%, 9%, and 8% of total net sales in 2002, respectively. The loss of one or more of these major customers, or a reduction in their level of purchasing, could have a material adverse effect on Reptron’s business, results of operations and financial condition. Some of our customers have expressed concern over the large losses we have incurred and the bankruptcy filing. It is possible that our major customers could suspend or terminate business activity with us due to these concerns. This action would have a material adverse effect on our business.

Reptron’s operating results are affected by a number of factors, including fixed plant utilization, price competition, ability to keep pace with technological developments, the degree of automation that can be used in an assembly process, efficiencies that can be achieved by managing inventories and fixed assets, the timing of orders from major customers, the timing of capital expenditures in anticipation of increased sales, incurring substantial start-up costs on new assemblies, customer product delivery requirements and costs and shortages of components and labor. In addition, because of the limited number of customers served and the corresponding concentration of its accounts receivable, the insolvency or other inability or unwillingness of Reptron’s customers to pay for manufacturing services could have a material adverse effect on Reptron’s operating results.

The Volume and Timing of Customer Sales May Vary. The volume and timing of purchase orders placed by our customers are affected by a number of factors, including variation in demand for customers’ products, customer attempts to manage inventory, changes in product design or specifications and changes in the customers’ manufacturing strategies. Reptron typically does not obtain long-term purchase orders or commitments but instead works with its customers to develop nonbinding forecasts of future requirements. Based on such nonbinding forecasts, we make commitments regarding the level of business that we will seek and accept, the timing of production schedules and the levels and utilization of personnel and other resources. A variety of conditions, both specific to each individual customer and generally affecting each customer’s industry, may cause customers to cancel, reduce or delay orders that were either previously made or anticipated. For example, voting equipment has accounted for approximately 11% of Reptron’s net sales in 2003 and 2002. The timing and level of acceptance of the use of electronic voting equipment as opposed to current methods could reduce or delay future orders. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty, except for payment for services rendered or products completed and, in certain circumstances, payment for materials purchased and charges associated with such cancellation, reduction or delay. Significant or numerous cancellations, reductions or delays in orders by customers, or any inability by customers to pay for services provided by us or to pay for components and materials purchased by us on such customers’ behalf, could have a material adverse effect on our operating results.

Competition. We face substantial competition. We believe that many of our competitors have international operations and significantly greater manufacturing, financial, marketing, research and development resources, and broader name recognition. Reptron competes in a highly fragmented market composed of a diverse group of EMS providers. Reptron believes that the key competitive factors in its markets are manufacturing flexibility, price, manufacturing quality, advanced manufacturing technology and reliable delivery. Additionally, Reptron faces the potential risk that its customers may elect to produce their products internally, thereby eliminating our manufacturing opportunities. There can be no assurance that Reptron will be able to continue to compete effectively with existing or potential competitors.

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

Dependence Upon Key Personnel. Reptron is largely dependent on the efforts and abilities of its key managerial and technical employees. The Company has not offered consistent increases in compensation for the last three years. Additionally, we have reduced medical and other benefits during this time frame in an effort to reduce operating expenses. The loss of the services of certain key employees or an inability to attract or retain qualified employees could have a material adverse effect on Reptron.

Migration of Electronic Manufacturing to Asia. A growing number of electronic manufacturing service providers have relocated a portion or all of their manufacturing operations to Asia. In particular, the growth rate in China has been very strong in recent years to the detriment of other regions of the world. This trend is driven primarily by high availability of low cost labor. In order for us to remain competitive in the markets we serve and have targeted, we will need to expand a portion of our manufacturing capability to Asia. If we are unable to develop a manufacturing presence in Asia, our ability to effectively compete may be materially and adversely affected. There can be no assurance that we will develop a manufacturing presence in Asia.

Electronic Manufacturing Services (EMS)

Our operations include Reptron Manufacturing Services and Reptron Display and System Integration. We entered into the electronics manufacturing services business through an acquisition in 1986. Reptron Manufacturing Services currently operates from three locations and represents approximately 91% of total 2003 net sales. Reptron Display and System Integration was acquired in 1999 and operates from a single facility. Reptron Display and Systems Integration represents approximately 9% of our total 2003 net sales.

Manufacturing Operations. Reptron Manufacturing Services provides turnkey manufacturing services, including the purchase of customer-specified components from its extensive network of component suppliers, assembly of components on printed circuit boards, performance of post-production testing and in certain instances total box build assembly. Reptron Manufacturing Services attempts to perform as much of a given manufacturing process as is feasible and generally does not perform labor-only, consignment assembly functions unless management believes that such engagements may provide a direct route to turnkey contracts. Typical manufacturing engagements include medium to high volume assembly of complex products.

Reptron Manufacturing Services provides design-for-manufacturability engineering services as well as surface mount technology (“SMT”) conversion from pin through hole (“PTH”) interconnection technologies and printed circuit board layout services for existing products. Reptron Manufacturing Services also provides test process design capabilities that include the design and development of test fixtures and procedures and software for both in-circuit tests and functional tests of circuit boards, components and products.

Reptron Manufacturing Services is able to efficiently manage its materials procurement and inventory management functions. The inherent scheduling and procurement challenges in medium volume production of a large number of different circuit board assemblies require a high level of expertise in material procurement. Reptron Manufacturing Services obtains its electronic components from a wide variety of manufacturers and distributors.

Reptron Display and Systems integration performs product assembly services for products that include flat panel display technology. We provide various forms of engineering, product burn-in, clean room environments and other services. This total service approach tends to produce customer loyalty and higher margins.

Marketing and Customers. Reptron Manufacturing Services follows a well-defined marketing strategy, which includes the following key elements:

•

Target Customers Requiring Complex Printed Circuit Board Assemblies Produced Domestically. Reptron Manufacturing Services focuses on complex assemblies in medium-to-high volumes for customers primarily in the medical, industrial/instrumentation, banking and telecommunications industries. Reptron Manufacturing Services does not manufacture extremely high volume printed circuit board assemblies for the personal computer, consumer products or automotive industries. Reptron

Manufacturing Services focuses on the medium-to-high volume batch business because of its reduced volatility. Likewise, the Company targets complex assemblies that require engineering capabilities and are not easily produced in low cost labor regions of the world. Reptron Manufacturing Services gains access to a significant number of these kinds of customers through its direct sales force and independent manufacturer’s representatives. Additionally, Reptron Manufacturing Services expands its market and customer development through its participation in industry consortiums and targeted trade shows within its chosen market niches.

•	Target Customer Relationships where Reptron Manufacturing Services is the Primary Source. Reptron Manufacturing Services seeks customers that have decided to strategically outsource substantially all circuit board assembly. Consequently, Reptron Manufacturing Services markets its services as a “partnership” with the customer and encourages the customer to view Reptron Manufacturing Services as an extension of its own manufacturing capabilities. Reptron Manufacturing Services attempts to avoid relationships where it is used as an overflow supplier to manage peak volume requirements.

•	Maintain a Diverse Customer and Industry Base. Reptron Manufacturing Services targets customers primarily in the medical, industrial/instrumentation, banking and telecommunications industries and seeks to maintain a diversity of customers among these industries and within each industry. In addition, Reptron Manufacturing Services believes that the industries that it targets make products that generally have longer life cycles, more stable demand and less price pressure compared to consumer oriented products. Nevertheless, Reptron Manufacturing Services’ customers from time to time, experience downturns in their respective businesses resulting in fluctuations in demand for Reptron Manufacturing Services’ services. See “- Certain Considerations.

•	Target Customers Seeking Value-Added Services. Reptron Manufacturing Services offers a wide variety of services in addition to circuit board assembly and total product assembly. Theses services include various forms of engineering and inventory control programs. Reptron Manufacturing Services seeks to include its services offering in customer engagements to avoid a commodity service business model. We believe selling these value-added services promotes customer longevity and more profitable customer engagements and differentiates the Company from low cost global EMS solutions.

Our marketing cycle for customers meeting these criteria normally spans six-to-twelve months. Additionally, the start-up phase for an engagement may run another six months. Typically, during this phase, significant investments are made by Reptron Manufacturing Services and the customer to successfully launch a high number of different, complex circuit board assemblies. Reptron Manufacturing Services works closely with its customers in all phases of design, start-up and production, and through this cooperative effort develops a close working relationship with the customer. These relationships, and the investments made both in time and financial resources by the customer and Reptron Manufacturing Services, management believes, promotes long-term customer loyalty.

Reptron seeks to maintain diversity within its customer base and industries served. During 2003, Reptron’s largest three EMS customers represented 21%, 12%, and 6%, respectively, of total Reptron EMS net sales. During 2002, Reptron’s largest three EMS customers represented 20%, 9%, and 8%, respectively, of total Reptron EMS net sales. The following table sets forth the principle industries served and the percentage of Reptron’s EMS net sales derived from these industries for 2003 and 2002.

	2003	2002
Industry	% of Sales	% of Sales
Medical	40%	28%
Industrial/Instrumentation	15%	16%
Banking	13%	13%
Government	11%	11%
Telecommunications	11%	16%
Semiconductor Equipment	6%	6%
Other	3%	5%
Office Products	1%	5%

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

The Hibbing, Minnesota manufacturing plant accounted for approximately 36% of Reptron’s, 2003 EMS net sales, with the Gaylord, Michigan plant totaling approximately 31% of 2003 EMS net sales, the Tampa, Florida manufacturing plant totaling approximately 24% of 2003 EMS net sales and the Fremont, California facility producing the remaining 9% of 2003 EMS net sales.

Competition

We face substantial competition. Many of our competitors have international operations and significantly greater manufacturing, financial, marketing and research and development resources and broader name recognition than we do. Reptron competes in a highly fragmented market composed of a diverse group of EMS providers. Reptron believes that the key competitive factors in its markets are manufacturing flexibility, price, manufacturing quality, advanced manufacturing technology and reliable delivery. Many EMS providers operate extremely high-volume facilities and focus on target markets, such as the computer industry, that Reptron does not seek to serve. Reptron considers its key competitive advantages to include its expertise in medium-to-high volume, flexible batch processing, its provision of value-added services and its material management techniques. We believe that our expertise in flexible, batch processing differentiates us from high-volume competitors because of the relative complexity of economically fulfilling a large number of batch contracts. We also believe that by focusing on medium-to-high volume production runs, Reptron competes effectively.

Reptron Display and System Integration competes in a highly fragmented market composed of a diverse group of display integration companies and electronic component distributors that have strategic alliances with display integration companies. We believe that market reputation combined with a high degree of technical competency, has allowed Reptron Display and System Integration to compete effectively in the marketplace.

Management Information Systems

We have made significant investments in computer hardware, software and management information system (“MIS”) personnel. We employ approximately 18 individuals who are responsible for hardware upgrades, maintenance of current software and related databases and augmenting software packages with custom programming. We currently maintain an internet web page that provides a wide variety of information, as well as, links to vendors and customers. Our expanded use of web based technologies include enhanced e-mail and interactive use of our intranet for data warehouse applications such as quality documentation, human resources documentation, MIS systems documentation and interactive corporate forms.

We operate Reptron Manufacturing Services with UNIX-based software packages written in a fourth generation language. The UNIX-based software packages used by Reptron Manufacturing Services may be operated on a variety of hardware platforms. Therefore, the Company is not restricted to the use of computer hardware from any one supplier and does not have the constraints associated with proprietary hardware.

Reptron Manufacturing Services operates an integrated MRP II package which has also been greatly enhanced by its MIS staff through custom programming. This system is used to operate and integrate Reptron Manufacturing Services’ manufacturing plants with central administrative functions.

Reptron Display and System Integration operates an integrated software package, MAS90. This client-server software has minimal hardware performance requirements and interfaces with a number of database formats, allowing the flexibility of utilizing third-party reporting tools.

Employees

As of February 27, 2004, we employed 1,003 persons, of whom 950 were dedicated to Reptron Manufacturing Services, 47 were dedicated to Reptron Display and System Integration and 6 were corporate employees. Hourly employees at the manufacturing plant in Hibbing, Minnesota are covered under a collective bargaining agreement with the International Brotherhood of Electrical Workers. The current term of the collective bargaining agreement expires in September 2006.

Item 2. Properties

Owned facilities. We own a 150,000 square foot facility located in Tampa, Florida which is occupied by the Tampa Reptron Manufacturing Services plant and the corporate headquarters for the entire Company. We also own an 80,000 square foot Reptron Manufacturing Services facility in Gaylord, Michigan. Finally, we own a 40,300 square foot manufacturing building which is one of seven buildings that forms our manufacturing campus in Hibbing, Minnesota.

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

Item 3. Legal Proceedings

Reptron is one of ninety-one defendants in a patent infringement action commenced by the Lemelson Medical, Education & Research Foundation, Limited Partnership (“Lemelson”). Lemelson alleges that Reptron and the other co-defendants have infringed various patents that purportedly cover the use of “machine vision” and “bar code” scanning equipment. Lemelson has asserted similar claims against other companies in Reptron’s industry, as well as against companies in other industries. The case against the Company and the other defendants was stayed pending the conclusion of that certain litigation pending in the United States District Court for the District of Delaware under the case name Symbol Technologies, Inc. Corporation v. Lemelson Medical Education & Research foundation, Limited Partnership. On January 23, 2004, the Court in the Symbol Technologies case held the Lemelson patents unenforceable for various reasons. It is expected that this ruling will be appealed. Additionally, Lemelson filed a claim in the Company’s bankruptcy proceeding. That claim was stricken by order of the Bankruptcy Court on February 23, 2004.

We are, from time to time, involved in litigation relating to claims arising out of our operations in the ordinary course of business. We believe that none of these claims, which were outstanding as of December 31, 2003, should have a material adverse impact on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter 2003, the Company submitted its Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Plan was voted upon by each of six different classes of creditors, as defined by the Plan including the Company’s stockholders. The Plan was approved by those who voted and was confirmed by the Bankruptcy court on January 14, 2004 and became effective February 3, 2004. The Plan includes the following board of directors: Mark Holliday, Michael L. Musto, Paul J. Plante, Harold L. Purkey, Steven Scheiwe, and Neil Subin. Mr. Subin subsequently resigned from the Company’s board of directors on March 19, 2004.

PART II

Item 5. Market For Registrant’s Common Stock and Related Stockholder Matters

On October 28, 2003, the Company filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Our Plan of Reorganization was confirmed by the bankruptcy court on January 14, 2004 and became effective on February 3, 2004. The Company’s common stock (“Old Common Stock”) was cancelled and 5,000,000 shares of new common stock (“New Common Stock”) were issued pursuant to the Plan. The New Common Stock was distributed on March 22, 2004. The New Common Stock is traded on the Over the Counter Bulletin Board system (“OTCBB”) under the symbol “RPRN”.

Our Old Common Stock was traded on the OTCBB under the symbol “REPT”, prior to its cancellation. The Old Common Stock began trading on the OTCBB on September 22, 2003. From January 27, 2003 through September 21, 2003 our Old Common Stock was trading on the NASDAQ SmallCap Market. Prior to that, our Old Common Stock was traded on the NASDAQ National Market System. The following table sets forth, for the periods indicated, the high and low close prices of our Old Common Stock as reported by the NASDAQ National Market, the NASDAQ SmallCap Market and the Over the Counter Bulletin Board system, as appropriate:

Fiscal 2002 (Old Common Stock—REPT)	High	Low

First Quarter	$5.00	$3.00
Second Quarter	$3.82	$1.61
Third Quarter	$2.00	$0.75
Fourth Quarter	$0.92	$0.36

Fiscal 2003 (Old Common Stock—REPT)	High	Low

First Quarter	$0.65	$0.16
Second Quarter	$0.65	$0.22
Third Quarter	$0.59	$0.25
Fourth Quarter	$0.40	$0.15

On March 26, 2004, the last sale price of our New Common Stock, as reported by The OTCBB was $10.50 per share.

As of March 22, 2004, there were approximately 100 holders of record of our New Common Stock.

We have never declared or paid dividends on our common stock. We do not intend, for the foreseeable future, to declare or pay any cash dividends and intend to retain earnings, if any, for the future operation and expansion of our business. Our current credit agreement prohibits the payment of dividends without their consent.

The following table sets forth certain information relating to our equity compensation plans as of December 31, 2003.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Shareholders	899,575	$6.42	1,385,000
Equity Compensation Plans Not Approved by Shareholders	—	$—	—

The equity compensation plans which existed as of December 31, 2003 were cancelled in conjunction with the Company’s Plan of Reorganization filed under Chapter 11 of the U.S. Bankruptcy Code and subsequently confirmed by the bankruptcy court. The Plan allows for a new stock option plan with a total of 500,000 options available for future issuance.

Item 6. Selected Financial Data

The following table summarizes selected financial data of Reptron and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Year Ended December 31,
	1999	2000	2001	2002	2003
Operating Statement Data:
Net sales	$161,085	$230,553	$171,388	$165,101	$150,067
Gross Profit	17,249	30,535	14,982	17,096	18,932
Income (loss) from continuing operations(1)	(2,917)	(106)	(11,324)	(12,119)	(16,734)
Income (loss) from continuing operations per common share—basic	$(0.47)	$(0.02)	$(1.77)	$(1.89)	$(2.61)
Weighted average Common Stock
equivalent shares outstanding—basic	6,151,563	6,252,938	6,389,474	6,416,319	6,417,196
Income (loss) from continuing operations per common share—diluted	$(0.47)	$(0.02)	$(1.77)	$(1.89)	$(2.61)
Weighted average Common Stock equivalent shares outstanding—diluted	6,151,563	6,252,938	6,389,474	6,416,319	6,417,196

Balance Sheet Data:
Total assets	215,853	294,606	199,395	156,974	81,223
Long-term obligations—including current portion	119,797	162,461	132,704	81,487	80,422

(1)	Includes inventory write-down charge of approximately $0.7 million in the fourth quarter of 2003. Additionally, the Company recorded goodwill impairment of approximately $7.8 million in the fourth quarter of 2003. Reserves on deferred tax benefit assets of $2.2 million, $10.1 million, and $15.1 million were recorded in 2001, 2002, and 2003, respectively.

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

2003 Compared to 2002

Discontinued Operations. During 2003, Reptron exited the ECD business segment through the June, 2003 sale of Reptron Distribution Services and the October, 2003 sale of Reptron Computer Products. The operating results and loss incurred on the sale of these two divisions have been segregated and summarized as discontinued operations in 2003 and 2002. Accordingly, the discussion and analysis for fiscal year 2003 compared to fiscal year 2002 pertains to the Company’s continuing operations in the EMS segment. The loss from discontinued operations, net of taxes, totaled $14.1 million and $24.3 million in 2002 and 2003, respectively.

Net Sales. Net sales decreased $15.0 million, or 9.1%, from $165.1 million in 2002 to $150.1 million in 2003. This decrease is primarily attributable to continued weakness in the overall electronics industry. Additionally, the Company has experienced significant operating losses during the past two years and was in default on both its Credit Facility and its Convertible Notes for the majority of the year. These defaults resulted in the Company filing a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on October 28, 2003. The Company’s financial difficulties and uncertainties made it difficult to attract new customers during 2003. The three largest customers accounted for approximately 21%, 12% and 6%, respectively, of 2003 net sales as compared to 20%, 9% and 8%, respectively, of 2002 net sales.

Gross Profit. Gross profit increased $1.8 million or 10.5%, from $17.1 million in 2002 to $18.9 million in 2003. The gross margin increased from 10.4% in 2002 to 12.6% in 2003. The increase in gross profit and gross margin is primarily attributable to changes implemented in materials procurement enabling the Company to leverage its overall purchasing needs as well as more effective manufacturing processes in 2003 versus 2002.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $2.7 million, or 11.6%, from $23.4 million in 2002 to $26.1 million in 2003. The increase in expense during 2003 is attributable to a non-cash goodwill impairment charge of approximately $7.8 million in 2003. Without the goodwill impairment charge, selling, general and administrative expenses decreased $5.1 million, or 21.8%, from 2002 to 2003. The overall decrease in selling, general and administrative expenses is primarily attributable to cost cutting measures initiated in 2001 and continued throughout 2003. The number of EMS employees declined by approximately 255 employees from 1,300 in 2002 to 1,045 in 2003, a 20% reduction in workforce. Additionally, certain operating expenses are variable with sales and reduced in conjunction with the 9.1% net sales reduction in 2003.

Interest Expense. Total net interest expense decreased $1.7 million, or 21.3%, from $8.0 million in 2002 to $6.3 million in 2003. Net interest expense allocated to the continuing EMS operations, decreased $371,000, or 6.9%, from $5.8 million in 2002 to $5.4 million in 2003. Net interest allocated to the discontinued ECD segment totaled $2.2 million in 2002 and $0.9 million in 2003. The decrease in overall net interest expense is primarily attributed to the decrease in average outstanding debt of $23.0 million, from $123.9 million during 2002 to $100.9 million during 2003, and a decrease in our overall average interest rate from 6.5% during 2002 to 6.2% during 2003.

In February, 2003, the Company defaulted on its Convertible Notes by failing to pay interest when due. The Company eventually refinanced the Convertible Notes through its Plan of Reorganization filed under Chapter 11 of the U.S. Bankruptcy Code. Interest expense associated with the Convertible Notes was accrued but unpaid during 2003. The Plan of Reorganization confirmed by the bankruptcy court on January 14, 2004, includes the cancellation of all accrued and unpaid interest on the Convertible Notes.

Reorganization Costs. On October 28, 2003, the Company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The Company’s Plan of Reorganization was confirmed by the bankruptcy court on January 14, 2004 and became effective on February 3, 2004. The Company incurred costs as a result of this reorganization totaling $4.1 million in 2003 for various items including legal and consulting fees, financing costs and contract settlement costs.

Income Taxes. During 2002 and 2003, we incurred losses, including those from discontinued operations, before income taxes of $26.2 million and $41.1 million, respectively. As a result, we recognized a deferred tax asset and an offsetting valuation allowance of $8.7 million, in 2002 and $15.1 million in 2003, resulting in no income tax benefit. Realization of the tax loss carry forwards is contingent upon future taxable earnings in the appropriate jurisdiction. Each carry forward item is reviewed for expected utilization, using a “more likely than not” approach, based on the character of the carry forward item (credit, loss, etc.), the associated taxing jurisdiction (federal or state), the relevant history for the particular item, the applicable expiration dates, and identified actions under our control in realizing the associated carry forward benefits. We assess the available positive and negative evidence surrounding the recoverability of the deferred tax assets and apply judgment in estimating the amount of valuation allowance necessary under the circumstances. We continue to assess and evaluate strategies that will enable the carry forward, or a greater portion thereof, to be utilized, and will reduce the valuation allowance appropriately for each item at such time when it is determined that the “more likely than not” criterion is satisfied.

The Company’s Plan of Reorganization confirmed by the bankruptcy court on January 14, 2004, includes the cancellation of its Convertible Notes and the issuance of new notes (“New Notes”) resulting in a decrease of principle balance of approximately $46.3 million. Additionally, under the terms of the Plan accrued but unpaid interest on the Convertible Notes totaling approximately $6.4 million will be eliminated. The Company is in the process of determining the amount of taxable gain and the effect on its net operating loss carryforwards associated with this transaction.

2002 Compared to 2001

Discontinued Operations. During 2003, Reptron exited the ECD business segment through the June, 2003 sale of Reptron Distribution Services and the October, 2003 sale of Reptron Computer Products. The operating results of these two divisions have been segregated and summarized as discontinued operations. The loss from discontinued operations, net of taxes, totaled $10.5 million and $14.1 million in 2001 and 2002, respectively. Accordingly, the discussion and analysis for fiscal year 2002 compared to fiscal year 2001 pertains to the Company’s continuing operations in the EMS segment.

Net Sales. Net sales decreased $6.3 million, or 3.7%, from $171.4 million in 2001 to $165.1 million in 2002. This decrease is primarily attributable to decreased demand within the semiconductor equipment and telecommunications customer base. The three largest customers accounted for approximately 20%, 9% and 8%, respectively, of 2002 net sales as compared to 17%, 10% and 6%, respectively, of 2001 net sales.

Gross Profit. Gross profit increased $2.1 million, or 14.1%, from $15.0 million in 2001 to $17.1 million in 2002 and gross margin increased from 8.7% in 2001 (9.9% excluding the $2.0 million non-cash inventory write-down charge in the second quarter of 2001) to 10.4% in 2002. The increase in gross profit and gross margin, excluding the effect of the 2001 inventory write-down, is primarily attributable to more efficient materials procurement and a more effective manufacturing process in 2002 versus 2001.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $0.9 million, or 3.6%, from $24.3 million 2001 to $23.4 million in 2002. These expenses, as a percentage of net sales, remained constant at 14.2% in 2001 and 2002. The overall decrease in selling, general and administrative expenses is primarily attributable to cost cutting measures implemented in the second half of 2001 and throughout 2002.

Interest Expense. Total net interest expense decreased $2.8 million, or 25.9%, from $10.8 million in 2001 to $8.0 million in 2002. Net interest expense allocated to the continuing EMS operations, decreased $1.1 million, or 15.9%, from $6.9 million in 2001 to $5.8 million in 2001. Net interest allocated to the discontinued ECD segment totaled $3.8 million in 2001 and $2.2 million in 2002. The decrease in overall net interest expense is primarily attributed to the decrease in average outstanding debt of $23.7 million, from $147.6 million during 2001 to $123.9 million during 2002, and a decrease in our overall average interest rate from 7.3% during 2001 to 6.5% during 2002.

Income Taxes. During 2002, we incurred losses, including those from discontinued operations, before income taxes of $26.2 million. As a result, we recognized a deferred tax asset and an offsetting valuation allowance of $8.7 million, resulting in no income tax benefit. Realization of the tax loss carry forwards is contingent upon future taxable earnings in the appropriate jurisdiction. Each carry forward item is reviewed for expected utilization, using a “more likely than not” approach, based on the character of the carry forward item (credit, loss, etc.), the associated taxing jurisdiction (federal or state), the relevant history for the particular item, the applicable expiration dates, and identified actions under our control in realizing the associated carry forward benefits. We assess the available positive and negative evidence surrounding the recoverability of the deferred tax assets and apply judgment in estimating the amount of valuation allowance necessary under the circumstances. We continue to assess and evaluate strategies that will enable the carry forward, or a greater portion thereof, to be utilized, and will reduce the valuation allowance appropriately for each item at such time when it is determined that the “more likely than not” criterion is satisfied.

Liquidity and Capital Resources

On October 28, 2003, we filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Under the terms of the Plan, substantially all of our general unsecured creditors (except for holders of the Convertible Notes and certain other creditors) are to receive full payment for all prepetition claims within ninety days subsequent to the Plan’s effective date. The Plan was confirmed by the bankruptcy court on January 14, 2004 and became effective February 3, 2004, resulting in conversion of the $76.3 million of Convertible Notes, $6.4 million of accrued interest and $0.8 million of other liabilities into $30 million of Senior Secured Notes due in 2009 (“New Notes”) and the issuance of 95% of the common stock of the reorganized entity (“New Common Stock”). Previously outstanding common stock is being exchanged for 5% of the New Common Stock. The New Notes carry an interest rate of seven percent per annum during the first two years and eight percent per annum during the remaining three years.

We primarily finance our operations through subordinated notes, bank credit lines, operating cash flows, and short-term financing through supplier credit lines.

Net cash used in or provided by operating activities has historically been provided by net income (loss) levels combined with fluctuations in inventory, accounts receivable and accounts payable. Operating activities for 2003 provided cash of approximately $13.9 million. This cash flow resulted primarily from losses from operations with consideration given to decreases in accounts receivables of $7.9 million, inventories of $6.6 million and an increase in accrued expenses of $6.2 million. These changes were partially offset by a decrease in accounts payable of $3.3 million. Days sales outstanding in accounts receivable were approximately 32 days at December 31, 2003 compared to 50 days at December 31, 2002. Annualized inventory turns for 2003 were 4.5 times compared to 4.7 times for 2002.

Capital expenditures totaled approximately $2.1 million in 2003. These capital expenditures were primarily for manufacturing equipment and were funded by the Company’s various credit agreements.

Credit Agreements. The Company finances its working capital requirements through credit agreements provided by senior secured lenders. At December 31, 2002, the Company had established a $60 million credit agreement provided by three lenders. This credit agreement was reduced at various times during 2003 while eliminating two of the lenders. On October 28, 2003, the remaining balance outstanding on this Credit Agreement was paid in full using a new $20 million debtor in possession revolving credit facility (“DIP Facility”) established in conjunction with the Company’s bankruptcy filing. The DIP Facility has subsequently been replaced by a new $25 million credit agreement as of February 3, 2004, the effective date of the Company’s Plan of Reorganization. The interest rate on this credit facility is based on the lender’s prime rate plus one percent. Borrowings under all of the credit agreements and the DIP Facility are collateralized by substantially all assets of Reptron including inventory, accounts receivable, equipment, general intangibles and certain items of our real property. The credit agreements and the DIP Facility limit the amount of capital expenditures and prohibit the payment of dividends without the lender’s consent. Amounts outstanding under the DIP Facility as of December 31, 2003 were approximately $6.2 million. There was approximately $5.2 million of unused available credit on December 31, 2003. Reptron was in compliance with all covenants included in the DIP Facility as of December 31, 2003.

Convertible Notes. As of December 31, 2003, there were outstanding approximately $76.3 million of Convertible Notes. These Convertible Notes were cancelled as outlined in the Company’s Plan of Reorganization which was confirmed by the bankruptcy court on January 14, 2004 and became effective February 3, 2004. The holders of the Convertible Notes will receive their pro-rata share of New Notes which collectively total $30 million and their pro-rata share of 95% of the New Common Stock. The New Notes will become due in five years from the date of issuance. These notes carry a seven percent annual interest rate in the first two years and an eight percent annual interest rate in the remaining three years. Distributions of the New Notes and New Common Stock were made on March 22, 2004.

Management believes that available credit facilities in addition to cash and cash flows from operations will be sufficient to meet our foreseeable capital requirements and working capital needs of our operations through at least the next twelve months. However, future liquidity and cash requirements will depend on a wide range of factors including the level of business in existing operations, credit lines extended by lenders and trade suppliers, the need for expansion of manufacturing operations in foreign countries (especially China) and capital expenditure requirements. All of these factors could be negatively affected by the Company’s recently confirmed Plan. While there can be no assurance that financing will be available in amounts and on acceptable terms, management believes that such required financing will be available on acceptable terms.

The following table summarizes our known contractual obligations as of December 31, 2003:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations	$80,281	$76,612	$594	$613	$2,462
Capital Lease Obligations	141	141	—	—	—
Operating Lease Obligations	2,450	851	1,092	507	—
Purchase Obligations	—	—	—	—	—

	$82,872	$77,604	$1,686	$1,120	$2,462

The Convertible Notes with a face amount of $76.3 million are included in Long-Term Debt Obligations due in less than one year. Pursuant to the Company’s Plan of Reorganization which was confirmed by the bankruptcy court on January 14, 2004 and became effective February 3, 2004, the Company’s Convertible Notes were exchanged for New Notes with a face amount of $30.0 million due in 2009.

Critical Accounting Policies and Estimates

The Company’s emergence from Chapter 11 bankruptcy proceedings on February 3, 2004 will result in a new reporting entity and adoption of fresh start reporting, in accordance with Statement of Position No. 90-7 (SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” Although the effective date of the Plan was February 3, 2004, the Company intends to account for the consummation of the Plan as if it occurred on February 1, 2004. The financial statements as of December 31, 2003 do not give effect to any adjustments in the carrying value of assets or the amounts or classification of liabilities that will be recorded upon implementation of the Plan of Reorganization. The adoption of SOP 90-7 creates, in substance, a new reporting entity. SOP 90-7 also requires that changes in accounting principles required in the financial statements of the emerging entity within twelve months of fresh start reporting to be adopted at the time fresh start reporting is adopted.

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

Valuation of Inventories. Inventories are recorded at the lower of cost or estimated market value. Cost is determined using the first-in, first-out and average cost methods. The Company’s inventories are comprised, in part, of high technology components used in assemblies produced under contract with our customers. Inventories in excess of demand may be subject to technological obsolescence.

The Company evaluates inventories for excess, obsolescence or other factors that may render inventories unmarketable at normal margins. Write-downs are recorded so that inventories reflect the approximate net realizable value and take into consideration the Company’s contractual provisions with its customers and suppliers. If assumptions about future demand change or the financial strength of customers diminish significantly or actual market conditions are less favorable than those projected by management, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

Goodwill. In assessing the Company’s goodwill for impairment in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” the Company is required to assess the valuation of its reporting units, which involves making significant assumptions about the future cash flows and overall performance of its reporting units. Should these assumptions or the structure of the reporting units change in the future based upon market conditions or changes in business strategy, the Company may be required to record impairment charges to its goodwill. In 2003, goodwill of approximately $3.3 million which was recorded in conjunction with a prior business acquisition by our Reptron Distribution Services division, was expensed and included in the loss from discontinued operations. The Company updated it’s analysis in response to filing a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the fourth quarter of 2003. This discounted cash flow analysis indicated that the goodwill recorded as a result of the purchase of a flat panel display business was fully impaired. Accordingly, the Company recorded an impairment charge of approximately $7.8 million in 2003, which is included in selling, general and administrative expenses. As discussed above, the Company will apply fresh start accounting during the first quarter of 2004 and is in the process of allocating the reorganization value among the company’s assets.

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

New Accounting Pronouncements

On January 31, 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies existing accounting for whether variable interest entities should be consolidated in financial statements based upon the investees’ ability to finance its activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies to years or interim periods beginning after June 15, 2003 with certain disclosure provisions required for financial statements issued after January 31, 2003. The Company currently does not have investments in any variable interest entities. In December 2003 the FASB issued FIN No. 46 (revised), which replaced FIN No. 46. FIN No. 46 (revised) is effective immediately for certain disclosure requirements and variable interest entities referred to as special-purpose entities for periods ending after December 15, 2003 and for all other types of entities for financial statements for periods ending after March 15, 2004. The application of FIN 46 (revised) in 2003 did not have a material effect on it’s the Company’s financial position, results of operations and cash flows. Additionally the Company does not expect the application of remaining requirements in first quarter 2004 to have material impact on the Company’s financial position, results of operations and cash flows.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

While Reptron had no holdings of derivative financial or commodity instruments at December 31, 2003, we are exposed to financial market risks, including changes in interest rates. Approximately 93% of our interest bearing borrowings have a fixed interest rate. However, borrowings under the working capital Credit Agreement bear interest at a variable rate based on the Domestic Rate Loan (5% at December 31, 2003). Based on the average floating rate borrowings outstanding throughout 2003, a 90 basis point change in the interest rate would have caused Reptron’s interest expense, net of the income tax effect, to change by approximately $180,000. Reptron believes that this amount is not significant to its 2003 results of operations.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this Item are contained in pages F-1 through F-24 of this Report and are incorporated into this Item by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9(a) Controls and Procedures

Evaluation of disclosure controls and procedures. Our management evaluated, under the supervision and with the participation of our Chief Executive Officer (who is also the Acting Chief Financial Officer), the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer (who is also our Principal Accounting Officer), does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this Item is included under the captions Executive Officers, Section 16(a) Beneficial Ownership Reporting Compliance, and Nominees for Directors, in or Proxy Statement for our Annual Meeting of Shareholders and is incorporated herein by this reference.

Item 11. Executive Compensation

Information required by this Item is included under the caption Executive Compensation in our Proxy Statement for our Annual Meeting of Shareholders and is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is included under the caption Security Ownership of Certain Beneficial Owners in our Proxy Statement for our Annual Meeting of Shareholders and is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

Information required by this Item is included under the caption Certain Relationships and Related Transactions in our Proxy Statement for our Annual Meeting of Shareholders and is incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

Information required by this Item is included under the caption Principal Accountant Fees and Services in our Proxy Statement for our Annual Meeting of Shareholders and is incorporated herein by this reference.

PART IV

Item 16. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)	The following documents are filed as part of the report:

1. and 2. The financial statements and schedule filed as part of this report are listed separately in the Index to Financial Statements and Schedules beginning on page F-1 of this report.

3. For Exhibits see Item 15 (c), below.

(b)	On November 3, 2003, the Company filed a report on form 8-K to announce that it had filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The form 8-K also announced that William Elson had resigned as a member of the Company’s board of directors.

On November 14, 2003, the Company filed a report on form 8-K to announce its operating results for the three and nine month period ended September 30, 2003.

(c)	List of Exhibits:

Exhibit No.	Description

3.1	Articles of Incorporation

3.2	Bylaws

4.1	Specimen Certificate for the Common Stock of Registrant

4.2	Form of Indenture(1)

4.3	Form of Senior Secured Note (included in Exhibit 4.2)

10.1	Employment Agreement between Paul Plante and Reptron Electronics, Inc., dated February 3, 2004

10.2	Loan and Security Agreement between Congress Financial and Reptron Electronics, Inc., dated February 3, 2004

23.1	Consent of Grant Thornton LLP

24.1	Power of Attorney (See Signature Page)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Paul J. Plante

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Paul J. Plante

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Paul J. Plante

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Paul J. Plante

(1)	Filed with Reptron’s Application For Qualification of Trust Indentures on Form T-3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of Tampa, State of Florida, on March 30, 2004.

REPTRON ELECTRONICS, INC.

By:	/s/ PAUL J. PLANTE

Paul J. Plante, Chief Executive Officer

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

SIGNATURES	TITLE	DATE

/s/ PAUL J. PLANTE Paul J. Plante	Chief Executive Officer, President, Principle Accounting Officer and Director (Principal Executive and Financial Officer)	March 30, 2004

/s/ MARK HOLLIDAY Mark Holliday	Chairman of the Board of Directors	March 30, 2004

/s/ MICHAEL L. MUSTO Michael L. Musto	Director	March 30, 2004

/s/ STEVEN SCHEIWE Steven Scheiwe	Director	March 30, 2004

/s/ HAROLD L. PURKEY Harold L. Purkey	Director	March 30, 2004

REPTRON ELECTRONICS, INC.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Reptron Electronics, Inc.

We have audited the accompanying consolidated balance sheets of Reptron Electronics, Inc. and its wholly owned subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of Reptron’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reptron Electronics, Inc. and subsidiaries as of December 31, 2002 and 2003, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note P to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002.

As discussed in Note A to the consolidated financial statements, effective February 3, 2004, the Company was reorganized under a plan of reorganization confirmed by the United States Bankruptcy Court for the Southern District of Florida. In connection with its reorganization, the Company will apply fresh start accounting in the first quarter of 2004.

/s/ GRANT THORNTON LLP

Tampa, Florida

March 8, 2004

REPTRON ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,		Pro Forma Unaudited Reorganized Company December 31, 2003(a)
	2002	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$370	$311	$311
Restricted cash	—	2,640	2,640
Accounts receivable—trade, net	32,288	12,974	12,974
Inventories, net	26,147	19,546	19,546
Assets held for sale	39,142	—	—
Prepaid expenses and other	1,738	3,516	3,516

Total current assets	99,685	38,987	38,987
PROPERTY, PLANT AND EQUIPMENT—AT COST, NET	23,292	20,098	20,098
GOODWILL, NET	30,073	18,970	18,970
DEFERRED INCOME TAX	2,449	2,449	2,449
OTHER ASSETS	1,475	719	719

TOTAL ASSETS	$156,974	$81,223	$81,223

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable—trade	$19,045	$15,167	$15,167
Note payable to bank	33,606	6,214	6,214
Current portion of long-term obligations	1,080	437	437
Liabilities held for sale	8,670	—	—
Liabilities subject to compromise	—	83,456	—
Accrued expenses	8,138	7,333	7,333

Total current liabilities	70,539	112,607	29,151
LONG-TERM OBLIGATIONS, less current portion	80,407	3,670	33,670
COMMITMENTS AND CONTINGENCIES	—	—	—
SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred Stock—authorized 15,000,000 shares of $0.10 par value; no shares issued	—	—	—
Common Stock—authorized 50,000,000 shares of $0.01 par value; issued and outstanding, 6,417,196 shares	64	64	50
Additional paid-in capital	23,146	23,146	18,352
Accumulated deficit	(17,182)	(58,264)	—

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	6,028	(35,054)	18,402

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$156,974	$81,223	$81,223

(a)	as discussed in Footnote A, the Company emerged from bankruptcy on February 3, 2004 and will be required to adopt the fresh start accounting provisions of SOP 90-7 in the first quarter of 2004. The pro forma balances reflect what the December 31, 2003 balances would have been had the Company applied fresh start accounting as of December 31, 2003.

The accompanying notes are an integral part of these statements.

REPTRON ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2001	2002	2003
Net sales	$171,388	$165,101	$150,067
Cost of goods sold	156,406	148,005	131,135

Gross profit	14,982	17,096	18,932
Selling, general and administrative expenses	24,295	23,411	26,128

Operating loss	(9,313)	(6,315)	(7,196)
Interest expense, net	6,919	5,804	5,433
Reorganization costs (Note A)	—	—	4,105

Earnings (loss) before income taxes	(16,232)	(12,119)	(16,734)
Income tax benefit	(4,908)	—	—

Loss from continuing operations	(11,324)	(12,119)	(16,734)
Discontinued operations (Note C)
Loss from discontinued operations	(15,052)	(14,088)	(24,348)
Income tax benefit	(4,552)	—	—

Loss on discontinued operations	(10,500)	(14,088)	(24,348)

Net earnings (loss)	$(21,824)	$(26,207)	$(41,082)

Net loss from continuing operations per common share—basic and diluted:	$(1.77)	$(1.89)	$(2.61)
Net loss from discontinued operations per common share—basic and diluted:	$(1.65)	$(2.19)	$(3.79)

Net loss per common share—basic and diluted	$(3.42)	$(4.08)	$(6.40)

Weighted average Common Stock equivalent shares outstanding—basic and diluted	6,389,474	6,416,319	6,417,196

The accompanying notes are an integral part of these statements.

REPTRON ELECTRONICS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Total Shares Outstanding	Par Value	Additional Paid-In Capital	Retained Earnings (Deficit)	Shareholders’ Equity Deficit
Balance at January 1, 2001	6,359,257	$64	$22,862	$30,849	$53,775
Exercise of stock options	37,939	—	221	—	221
Net loss	—	—	—	(21,824)	(21,824)

Balance at December 31, 2001	6,397,196	64	23,083	9,025	32,172
Exercise of stock options	20,000	—	63	—	63
Net loss	—	—	—	(26,207)	(26,207)

Balance at December 31, 2002	6,417,196	64	23,146	(17,182)	6,028
Net loss	—	—	—	(41,082)	(41,082)

Balance at December 31, 2003	6,417,196	$64	$23,146	$(58,264)	$(35,054)

The accompanying notes are an integral part of this statement.

REPTRON ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2001	2002	2003
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities of continuing operations:
Net loss	$(21,824)	$(26,207)	$(41,082)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities of continuing operations:
Net loss from discontinued operations	10,500	14,088	24,348
Depreciation	6,913	5,821	5,268
Amortization	1,868	1,329	1,430
Goodwill impairment	—	—	7,809
Gain on sale of assets	(1,111)	—	—
Deferred income taxes	(3,489)	1,102	—
Change in assets and liabilities of continuing operations:
Accounts receivable—trade	14,322	7,813	7,913
Inventories	6,227	6,375	6,601
Prepaid expenses and other current assets	(164)	326	(656)
Other assets	(109)	(1,017)	(674)
Accounts payable—trade	(8,854)	4,605	(3,272)
Accrued expenses	(4,010)	634	6,197
Income taxes payable/receivable	(7,130)	5,900	—

Net cash provided by (used in) operating activities of continuing operations	(6,861)	20,769	13,881
Cash flows from investing activities of continuing operations:
Increase in restricted cash	—	—	(2,640)
Purchases of property, plant and equipment	(2,980)	(4,087)	(2,074)
Proceeds from the sale of property, plant and equipment	3,250	—	—

Net cash provided by (used in) investing activities of continuing operations	270	(4,087)	(4,714)
Cash flows from financing activities of continuing operations:
Net payments on note payable to bank	(26,813)	(16,990)	(27,392)
Payments on long-term obligations	(2,944)	(1,160)	(1,064)
Proceeds from exercise of stock options	221	63	—

Net cash used in financing activities of continuing operations	(29,536)	(18,087)	(28,456)
Net decrease in cash and cash equivalents from continuing operations	(36,127)	(1,405)	(19,289)
Net increase in cash and cash equivalents from discontinued operations (see Note D)	36,136	1,578	19,230
Cash and cash equivalents at beginning of period	188	197	370

Cash and cash equivalents at end of period	$197	$370	$311

The accompanying notes are an integral part of these statements.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001, 2002 and 2003

NOTE A—ORGANIZATION AND DESCRIPTION OF BUSINESS

Reptron Electronics, Inc. (“Reptron”) is an electronics manufacturing services company providing engineering services, electronics manufacturing services and display integration services. Reptron Manufacturing Services offers full electronics manufacturing services including complex circuit board assembly, complete supply chain services and manufacturing engineering services to OEMs in a wide variety of industries including medical, industrial/instrumentation, banking, telecommunications, and office products. Reptron Display and System Integration provides value-added display design engineering and system integration services to OEMs.

On February 3, 2004, Reptron implemented its previously announced financial restructuring when its pre-negotiated Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Plan” or “Plan of Reorganization”) became effective. Events occurring during 2003 and through February 3, 2004 related to the Chapter 11 proceedings are summarized below.

In January 2003, the Company announced that it was seeking to restructure $76.3 million principal amount of Reptron’s outstanding 6¾% Convertible Subordinated Notes (the “Convertible Notes”). As part of this initiative, Reptron discontinued all interest payments on the Convertible Notes.

In February 2003, the Company commenced discussions with certain holders of the Convertible Notes (“Prepetition Noteholder Committee”) to discuss the financial condition of the Company and the proposed restructuring. The Company engaged in extensive, arms’ length negotiations with the Prepetition Noteholder Committee regarding the terms of the consensual restructuring of Reptron.

On October 28, 2003, Reptron filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Under the terms of the Plan, substantially all of Reptron’s general unsecured creditors (except for holders of the Convertible Notes and certain other creditors) are to receive full payment for all prepetition claims within ninety days subsequent to the Plan’s effective date. The Plan was confirmed by the bankruptcy court on January 14, 2004 and became effective February 3, 2004, resulting in conversion of the $76.3 million of Convertible Notes, $6.4 million of accrued interest and $0.8 million of other liabilities into $30 million of Senior Secured Notes due in 2009 (“New Notes”) and the issuance of 95% of the common stock of the reorganized entity (“New Common Stock”). Previously outstanding common stock is being exchanged for 5% of the New Common Stock. The New Notes carry an interest rate of seven percent per annum during the first two years and eight percent per annum during the remaining three years.

In accordance with the Plan, the Company will, among other matters:

•	Issue 5,000,000 shares of New Common Stock,

•	Issue the New Notes;

•	Adopt a new stock option plan;

•	Cancel the Convertible Notes, previously outstanding common stock, and previously outstanding stock options.

The consolidated balance sheet at December 31, 2003 reflects $76.3 million principal amount of Convertible Notes along with $6.4 million of accrued and unpaid interest thereon, $0.6 million of real property lease liabilities, and $0.2 million of severance liabilities as “Liabilities subject to compromise.” These liabilities are reported at the amount allowed on pre-petition claims in the Chapter 11 proceedings.

Interest expense of approximately $4.3 million on the Convertible Notes was accrued through October 28, 2003, the Company’s Chapter 11 petition filing date, even though the Company discontinued interest payments on such debt. Interest expense for 2003 excludes $0.9 million of stated contractual interest associated with the Convertible Notes between October 28, 2003 and December 31, 2003.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

The Company incurred $4.1 million of reorganization costs during 2003, which primarily includes professional fees of approximately $2.0 million, a write-off of debt issuance costs of approximately $1.5 million, and contract settlement and other miscellaneous costs of approximately $0.6 million.

The Company’s emergence from Chapter 11 bankruptcy proceedings on February 3, 2004 will result in a new reporting entity and adoption of fresh start reporting, in accordance with Statement of Position No. 90-7 (SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” Although the effective date of the Plan was February 3, 2004, the Company intends to account for the consummation of the Plan as if it occurred on February 1, 2004. The financial statements as of December 31, 2003 do not give effect to any adjustments in the carrying value of assets or the amounts or classification of liabilities that will be recorded upon implementation of the Plan of Reorganization.

The following unaudited pro forma financial information reflects the implementation of the Plan as if the Plan was effective on December 31, 2003. Reorganization adjustments have been estimated in the pro forma financial information to reflect the discharge of debt and adoption of fresh start reporting in accordance with SOP 90-7. Accordingly, the estimated reorganization value of the Company as defined in the Plan has been used to allocate the value of the assets and liabilities of the Company in conformity with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.”

	Unaudited Pro Forma Balance Sheet at December 31, 2003
	Actual	Debt Discharge			Fresh Start Adjustments			Pro Forma
(In Thousands)
Current assets	$38,987	$—			$—			$38,987
Property, plant and equipment, net	20,098	—			—			20,098
Goodwill, net	18,970	—			—			18,970
Deferred income tax	2,449	—			—			2,449
Other assets	719	—			—			719

Total assets	$81,223	$—			$—			$81,223

Accounts Payable	$15,167	$—			$—			$15,167
Accrued expenses	7,333	—			—			7,333
Note payable to bank	6,214	—			—			6,214
Current portion of long-term obligations	437	—			—			437
Long-term obligations	3,670	30,000	(b	)	—			33,670
Liabilities subject to compromise	83,456	(83,456)	(a	)	—			—

Total Liabilities	116,277	(53,456)			—			62,821

Common stock	64	—			(14)	(e	)	50
Additional paid-in capital	23,146	23,102	(c	)	(27,896)	(e	)	18,352
Accumulated deficit	(58,264)	30,354	(d	)	27,910	(e	)	—

Total liabilities and shareholders’ equity	$81,223	$—			$—			$81,223

(a)	Reduction of Convertible Notes, accrued interest on the Convertible Notes, and other liabilities subject to compromise for the implementation of the Plan of $83.5 million.
(b)	Increase in long-term obligations of $30.0 million associated with the issuance of the New Notes.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

(c)	Increase in additional paid-in capital of $23.1 million reflecting the value of the New Common Stock estimated in the Plan of Reorganization.
(d)	Effect of the pro forma gain on the extinguishment of debt, net of income tax including the anticipated utilization of a portion of net operating losses. As a result, no net tax provision is expected.
(e)	Elimination of accumulated deficit and issuance of New Common Stock reflecting the reorganized entity.

The allocation of the reorganization value to individual assets and liabilities presented in the pro forma amounts above is preliminary and subject to change based on facts present at the actual effective date of the Plan. Accordingly, actual amounts are expected to vary from these pro forma adjustments.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

1. Principles of Consolidation

The financial statements include the accounts of Reptron Electronics, Inc. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

2. Cash and Cash Equivalents

For purposes of the statement of cash flows, Reptron considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Restricted cash represents funds set aside pursuant to the requirements of certain letters of credit outstanding at December 31, 2003.

3. Inventories

Inventories are stated at the lower of cost or market determined using the first-in, first-out method (FIFO). The Company evaluates inventories for excess, obsolescence or other factors that may render inventories unmarketable at normal margins. Write-downs are recorded so that inventories reflect the approximate net realizable value and take into consideration the Company’s contractual provisions with its customers and suppliers governing return privileges relating to obsolescence. As discussed in Note A, the Company will apply fresh start accounting during the first quarter of 2004 and is in the process of allocating the reorganization value among the company’s assets.

4. Property, Plant and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided for, using the straight-line method, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives (buildings 39 1/2 years, most other asset categories 5 years). Leasehold improvements are amortized using the straight-line method over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Leased equipment under capital leases is amortized using the straight-line method over the lives of the respective leases or over the service lives of the assets for those leases which substantially transfer ownership. Accelerated methods are used for tax depreciation. Repairs and maintenance costs are expensed as incurred. As discussed in Note A, the Company will apply fresh start accounting during the first quarter of 2004 and is in the process of allocating the reorganization value among the company’s assets.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

5. Goodwill

Through December 31, 2001, goodwill was amortized over a twenty or thirty year period, as applicable, using the straight-line method. Goodwill was approximately $35,029,000 less accumulated amortization which totaled approximately $4,956,000 at December 31, 2001 and 2002. On January 1, 2002, the Company adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests for goodwill impairment (see Note P). A third party valuation consultant was engaged to assist the Company in preparing valuations on certain business units of the Company for the purpose of evaluating the impact of the adoption of SFAS 142. Based primarily on a report dated May 13, 2002 from the valuation consultant and the Company’s internal analysis, as of January 1, 2002 and 2003, there was no impairment of goodwill. The Company updated it’s analysis in response to filing a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the fourth quarter of 2003. This discounted cash flow analysis indicated that the goodwill recorded as a result of the purchase of a flat panel display business was fully impaired. Accordingly, the Company recorded an impairment charge of approximately $7.8 million in 2003, which is included in selling, general and administrative expenses. As discussed in Note A, the Company will apply fresh start accounting during the first quarter of 2004 and is in the process of allocating the reorganization value among the company’s assets.

6. Impairment of Assets

Reptron’s policy is to periodically review and evaluate whether there has been a permanent impairment in the value of long-lived assets. Factors considered in the evaluation include current operating results, trends and anticipated undiscounted future cash flows. An impairment loss is recognized to the extent that the sum of discounted estimated future cash flows (using the Company’s incremental borrowing rate over a period of less than 30 years) that is expected to result from the use of the asset, or other measure of fair value, is less than the carrying value. There have been no impairment losses in 2001, 2002, or 2003.

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

As discussed in Note A, the Company emerged from bankruptcy on February 3, 2004 and has a reorganized equity structure. In particular, implementation of the Company’s Plan of Reorganization resulted in the cancellation of all of the shares of the Company’s common stock and stock options that were outstanding prior to the Petition Date.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

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

10. Revenue Recognition

Revenues are recognized upon shipment of product, at which time title to goods has transferred to the buyer. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral on its accounts receivable. Credit losses are provided for in the financial statements and consistently have been within management’s expectations. Accounts receivable are presented net of an allowance for doubtful accounts of $1,064,000 and $953,000 in 2002 and 2003, respectively. The Company incurred $1,562,000, $1,447,000, and $521,000 of bad debt expense during 2001, 2002, and 2003, respectively, including bad debt expense included in loss from discontinued operations.

The Company’s two largest customers accounted for approximately 21% and 12%, respectively, of net sales for the year ended December 31, 2003. No other customers accounted for sales of 10% or more during the year.

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

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

Had compensation cost for the Company’s stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS 123, the Company’s net loss and net loss per common share would have been the pro forma amounts indicated below (see also Note L):

	2001	2002	2003
	(in thousands except per share data)
Net loss, as reported	$(21,824)	$(26,207)	$(41,082)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	831	96	38

Pro forma net income	$(22,655)	$(26,303)	$(41,120)

Net loss per common share—basic:
As reported	$(3.42)	$(4.08)	$(6.40)
Pro forma	$(3.55)	$(4.10)	$(6.41)
Net loss per common share—diluted:
As reported	$(3.42)	$(4.08)	$(6.40)
Pro forma	$(3.55)	$(4.10)	$(6.41)

12. Recent Accounting Pronouncements

On January 31, 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies existing accounting for whether variable interest entities should be consolidated in financial statements based upon the investees’ ability to finance its activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies to years or interim periods beginning after June 15, 2003 with certain disclosure provisions required for financial statements issued after January 31, 2003. The Company currently does not have investments in any variable interest entities. In December 2003 the FASB issued FIN No. 46 (revised), which replaced FIN No. 46. FIN No. 46 (revised) is effective immediately for certain disclosure requirements and variable interest entities referred to as special-purpose entities for periods ending after December 15, 2003 and for all other types of entities for financial statements for periods ending after March 15, 2004. The application of FIN 46 (revised) in 2003 did not have a material effect on it’s the Company’s financial position, results of operations and cash flows. Additionally the Company does not expect the application of remaining requirements in first quarter 2004 to have material impact on the Company’s financial position, results of operations and cash flows.

13. Fresh Start Accounting

As discussed in Note A, the Company will adopt fresh start accounting during the first quarter of 2004, creating, in substance, per SOP 90-7 a new reporting entity. SOP 90-7 also requires that changes in accounting principles required in the financial statements of the emerging entity within twelve months of fresh start reporting should be adopted at the time fresh start reporting is adopted. No such changes are currently anticipated.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

NOTE C—DISCONTINUED OPERATIONS

Electronic Component Distribution

The Company’s Electronic Component Distribution (“ECD”) division incurred significant losses for the year ended December 31, 2002. Despite cost cutting measures implemented during the second half of 2001 and throughout 2002, the Company continued to incur losses in this segment. As a result, the Company decided, in the first quarter of 2003, to exit the component distribution business either through a sale of the business or by discontinuance of its operations. Management completed a sale of identified assets of this division on June 13, 2003. Accordingly, the results of this division have been reported as a discontinued operation for all periods presented.

Pursuant to the terms of the sale, the Company retained ownership of the trade accounts receivable and remains responsible for substantially all of the accrued liabilities and future liabilities associated with lease terminations and employee severance payments, as required. Assets held for sale at December 31, 2002 consist primarily of inventory of approximately $26.6 million, and property and equipment of approximately $1.7 million. Liabilities held for sale at December 31, 2002 consisted primarily of accounts payable of $7.9 million.

Revenue for the ECD division was approximately $192.4 million, $109.0 million, and $36.2 million for the years ended December 31, 2001, 2002, and 2003, respectively. The ECD division’s loss from operations before income taxes was $8.6 million and $15.7 million in 2001 and 2002, respectively. Its combined loss from operations and the loss on the sale of identified assets of this division was $19.2 million in 2003. Included in loss from discontinued operations in 2003 is an impairment writedown of $3.3 million of goodwill, an $8.1 million writedown of inventory, a $1.7 million impairment of fixed assets, and other costs of $0.8 million. The inventory writedown was determined with consideration given to the sale proceeds for the inventory included in the sale. The goodwill impairment was also recognized in response to the near term expectations established by the board of directors in March 2003 to either sell or otherwise discontinue these operations. As a result, the long-term turnaround previously estimated by management for this segment was no longer feasible and recovery of these assets was not expected in the near term. Also included in the pre-tax loss in 2003, 2002 and 2001 is interest expense of $0.5 million, $1.6 million and $3.4 million, respectively, that was allocated to the electronic component distribution business. The basis for this allocation considered interest expense that can reasonably be expected to be avoided through the collection of the electronic component distribution division’s trade receivables, proceeds from the sales of assets held for sale, and subsequent payment on the working capital credit facility.

Computer Products Division

The Company’s Computer Products (“CP”) division incurred losses of approximately $5.1 million during 2003. In the third quarter of 2003, the Company decided to exit this business through a sale of the business. Management completed a sale of identified assets of this division on October 27, 2003. Accordingly, the results of this division have been reported as a discontinued operation for all periods presented.

Assets held for sale at December 31, 2002 consisted primarily of trade accounts receivable of approximately $9.5 million, inventory of approximately $0.8 million, property and equipment of approximately $0.1 million and, liabilities held for sale at December 31, 2002 consisted primarily of accrued expenses of $0.7 million.

Revenue for the CP division was $34.8 million, $45.6 million, and $24.9 million for the years 2001, 2002, and 2003, respectively. The CP division’s loss from operations before income taxes was $5.1 million in 2003

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

compared to income from operations before income taxes of $1.9 million and $1.6 million in 2001 and 2002, respectively. Included in the pre-tax operations in 2001, 2002, and 2003 is interest expense of $0.5 million, $0.7 million, and $0.3 million, respectively, that was allocated to the CP division. The basis for this allocation considered interest expense that can reasonably be expected to be avoided through the proceeds from the sales of assets held for sale, and subsequent payment on the working capital credit facility.

NOTE D—STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information (in thousands):

	Year Ended December 31
	2001	2002	2003
Cash paid during the year for:
Interest	$11,131	$8,211	$1,990
Income taxes (refunded)	$1,178	$(7,002)	$—
Supplemental disclosures of cash flow information from discontinued operations (in thousands):
Net loss from discontinued operations	$(10,500)	$(14,088)	$(24,348)
Depreciation and amortization	1,940	919	301
Goodwill impairment	—	—	3,294
Fixed asset impairment	—	—	1,800
Fixed asset purchases	(1,850)	(69)	—
Reduction in inventories, including LCM adjustments and sale to buyer	42,835	15,910	27,201
Reduction in accounts receivable	32,971	3,462	20,856
Reduction (increase) in prepaid expenses and other current assets	467	(485)	(701)
Reduction (increase) in other assets	30	(166)	270
Reduction in accounts payable, including accounts assumed by the buyer	(29,472)	(4,485)	(7,310)
Increase (reduction) in accrued expenses	(285)	580	(2,133)

Net cash provided by discontinued operations	$36,136	$1,578	$19,230

Reptron incurred approximately $0, $187,000, and $0 of obligations under capital leases for the acquisition of equipment during 2001, 2002, and 2003, respectively.

NOTE E—INVENTORIES

Inventories consist of the following (in thousands):

	December 31,
	2002	2003
Raw materials	$19,231	$12,802
Work in process	6,408	6,612
Finished goods	2,121	1,836
Less reserve for excess and obsolete inventory	(1,613)	(1,704)

	$26,147	$19,546

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

The Company recorded expenses of $0.7 million, included in cost of goods sold, to writedown inventories to the lower of cost or market during the fourth quarter of 2003. This writedown was necessitated by excess components due to significant reductions in customer demands.

NOTE F—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2002	2003
Land and buildings	$12,681	$12,681
Furniture, fixtures and equipment	45,817	47,665
Leasehold improvements	4,656	4,900

	63,154	65,246
Less accumulated depreciation and amortization	(39,862)	(45,148)

	$23,292	$20,098

NOTE G—NOTE PAYABLE TO BANK

In conjunction with the pre-negotiated Chapter 11 Bankruptcy filing discussed in Note A above, the Company’s credit facility with a bank was refinanced as of October 31, 2003 with a new lender. The new lender has made available up to a $20 million revolving credit facility (the “New Credit Agreement”) through the Bankruptcy proceedings. Borrowings under the New Credit Agreement are collateralized by substantially all assets of Reptron including inventory, accounts receivable, equipment and general intangibles and certain real property. The New Credit Agreement limits the amount of capital expenditures and prohibits the payment of dividends without the lender’s consent. The New Credit Agreement contains certain covenants including a minimum weekly measure of cash receipts and disbursements. Amounts outstanding under the New Credit Agreement were approximately $6.2 million as of December 31, 2003. Interest is payable monthly and was approximately 5.0% at December 31, 2003. There was approximately $5.2 million of unused credit at December 31, 2003.

The Bankruptcy Court confirmed the pre-negotiated plan of reorganization on January 14, 2004 and the Plan became effective on February 3, 2004. In conjunction with the confirmation of the Plan, the New Credit Agreement was terminated and a new lender has made available up to $25 million through a revolving credit facility to fund the Company’s operations. This credit facility, together with the Company’s available cash reserves and cash provided by operations, is expected to provide sufficient liquidity for the Company to pay for goods and services within standard terms. The Company expects to be in compliance with the agreement’s earnings based covenant during 2004. The interest rate on this credit facility is based on the lender’s prime rate plus one percent and is collateralized by substantially all of the Company’s assets. This credit facility matures in February 2007.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

NOTE H—LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31 (in thousands):

	2002	2003
Convertible subordinated notes, due August, 2004, with semi-annual interest installments at a rate of 6.75%.	$76,315	$76,315
Notes payable collateralized by the Tampa manufacturing facility, due in monthly principal and interest installments of $39.6, through March, 2015, at an interest rate of 8.6%.	3,580	3,405
Capitalized lease obligations for equipment, due in monthly principal and interest payments through 2005.	929	141
Others	663	561

	81,487	80,422
Less amount included with liabilities subject to compromise	—	(76,315)
Less current maturities	(1,080)	(437)

	$80,407	$3,670

The $76.3 million 6¾% Convertible Subordinated Notes (the “Convertible Notes”) outstanding as of December 31, 2002 and 2003 were to pay interest semi-annually on February 1 and August 1. The holders of the Convertible Notes have the right to convert any portion of the principal amount of the outstanding Convertible Notes, at the date of conversion, into shares of common stock at any time prior to the close of business on August 1, 2004, at a conversion rate of 35.0877 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to a conversion price of approximately $28.50 per share). There was no requirement that the holders of the Convertible Notes convert on or before August 1, 2004. Additionally, the Company had the right to require the redemption of the Convertible Notes under certain circumstances.

The Company failed to make the February 1, 2003 interest payment due to holders of the Convertible Notes. Because Reptron was unable to cure this default on or before March 5, 2003, under identified conditions described in the Notes and under that certain Trust Indenture between Reptron and Reliance Trust Company (whose successor in interest is US Bank), dated August 5, 1997 pursuant to which the Notes were issued, the outstanding principal indebtedness of the Convertible Notes could have been accelerated and become immediately due and payable.

On October 28, 2003, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code to implement a pre-negotiated plan to restructure the Convertible Notes. Under the plan of reorganization, the existing Convertible Notes along with all related accrued and unpaid interest, were exchanged for new notes with a total principal balance of $30 million. The term of the new notes is five years and carries a seven percent annual interest rate during the first two years and an eight percent annual interest rate during the remaining three years. The current noteholders also receive ninety-five percent of the Company’s new common shares outstanding. The Bankruptcy Court confirmed the pre-negotiated plan of reorganization on January 14, 2004 and the Plan became effective on February 3, 2004.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

At December 31, 2003, aggregate maturities of long-term obligations are as follows (in thousands):

Year ending December 31,
2004	$76,748
2005	312
2006	331
2007	487
2008	266
Thereafter	2,278

$80,422

At December 31, 2003, the net book value of equipment under capital leases is approximately $140,000. The related capital lease obligations are included with long-term obligations.

Interest payable was $2,146,000 and $6,439,000 at December 31, 2002 and 2003, respectively. Interest payable consists primarily of accrued interest on the Convertible Notes which have interest payment dates of February 1 and August 1. The interest payment has not been made on these notes since August 1, 2002. Interest due as of December 31, 2003 was exchanged for a combination of new notes and new common stock in accordance with the Company’s plan of reorganization that was effective on February 3, 2004.

NOTE I—INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 2001, 2002 and 2003, respectively, is as follows (in thousands):

	December 31,
	2001	2002	2003
Current	$(5,971)	$1,102	$—
Deferred	(3,489)	(1,102)	—

	$(9,460)	$—	$—

Reptron’s effective tax rate differs from the statutory U. S. federal income tax rate as a result of the following:

	Year Ended December 31,
	2001	2002	2003
Statutory federal tax rate	34.0%	34.0%	34.0%
State income taxes of approximately 7.4% in 2001, 2002, and 2003, net of federal tax benefit	5.0	5.0	5.0
Meals and entertainment	(0.6)	(0.4)	0.0
Non-deductible goodwill	(0.9)	0.0	0.0
Other	(0.3)	0.0	0.0
Deferred tax valuation allowance	(7.0)	(38.6)	(39.0)

Effective tax rate	30.2%	0.0%	0.0%

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

Deferred income tax assets and liabilities resulting from differences between accounting for financial statement purposes and tax purposes pursuant to SFAS No. 109, are summarized as follows (in thousands):

	December 31
	2002	2003
Deferred tax assets
Net operating loss carryforward	$12,371	$25,332
AMT and other tax credit carryforward	394	200
Inventory reserves	2,426	682
Accrued expenses	614	276
Accrued vacation	160	165
Allowance for bad debts	426	381
Goodwill	—	3,374
Other	149	—

	16,540	30,410

Deferred tax liabilities
Depreciation	1,118	533
Excess of cost over net assets acquired	669	—
Other	11	—

	1,798	533

Net deferred tax asset (liability)	14,742	29,877
Less: valuation allowance	(12,293)	(27,428)

	$2,449	$2,449

Reptron has net operating loss carryforwards of approximately $65.1 million for Federal and $76.6 million for state income tax purposes, which expire in the years 2018 through 2023. Realization of the tax loss and credit carryforwards is contingent upon future taxable earnings in the appropriate jurisdictions. Valuation allowances have been recorded in 2001, 2002, and 2003 for deferred tax assets which may not be realized. Each carryforward item is reviewed for expected utilization, using a “more likely than not” approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (federal or state), the relevant history for the particular item, the applicable expiration dates, and identified actions under the control of the Company in realizing the associated carryforward benefits. The Company assesses the available positive and negative evidence surrounding the recoverability of the deferred tax assets, including estimated taxable income for a limited forecast period, and applies its judgement in estimating the amount of valuation allowance necessary under the circumstances. The Company continues to assess and evaluate strategies that will enable the carryforward, or a greater portion thereof, to be utilized, and will reduce the valuation allowance appropriately for each item at such time when it is determined that the “more likely than not” criterion is satisfied.

The Company’s plan of reorganization (see Note A) may also significantly reduce the amount or limit the annual amount of net operating loss carryforwards that are available to offset future taxable income. Such a reduction would be related to the tax effects of restructuring debt and associated with elections that are made with regard to that transaction.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

NOTE J—COMMITMENTS AND CONTINGENCIES

Operating Leases

Reptron has operating leases for facilities and certain machinery and equipment which expire at various dates through 2011. Certain leases provide for payment by Reptron of any increases in property taxes and insurance over a base amount and others provide for payment of all property taxes and insurance by Reptron. See Note M for leases with related parties.

Future minimum payments, by year and in the aggregate, under noncancellable operating leases consist of the following at December 31, 2003 (in thousands):

Year ending December 31,
2004	$902
2005	585
2006	507
2007	507
2008	—
Thereafter	—

Total rent expense for the years ended December 31, 2001, 2002 and 2003 was approximately, $3,021,000, $2,810,000, and $1,821,000, respectively, including rent expenses included in loss from discontinued operations.

Litigation

Reptron is one of ninety-one defendants in a patent infringement action commenced by the Lemelson Medical, Education & Research Foundation, Limited Partnership (“Lemelson”). Lemelson alleges that Reptron and the other co-defendants have infringed various patents that purportedly cover the use of “machine vision” and “bar code” scanning equipment. Lemelson has asserted similar claims against other companies in Reptron’s industry, as well as against companies in other industries. The case against the Company and the other defendants was stayed pending the conclusion of that certain litigation pending in the United States District Court for the District of Delaware under the case name Symbol Technologies, Inc. Corporation v. Lemelson Medical Education & Research foundation, Limited Partnership. On January 23, 2004, the Court in the Symbol Technologies case held the Lemelson patents unenforceable for various reasons. It is expected that this ruling will be appealed. Additionally, Lemelson filed a claim in the Company’s bankruptcy proceeding. That claim was stricken by order of the Bankruptcy Court on February 23, 2004.

Reptron is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. Reptron believes that none of these claims, which were outstanding as of December 31, 2003, should have a material adverse impact on its financial condition or results of operations.

Indemnifications

The Company indemnified its officers and directors against costs and expenses related to shareholder and other claims (i.e., only actions taken in their capacity as officers and directors) that are not covered by the Company’s directors and officers insurance policy. This indemnification is ongoing and does not include a limit on the maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of December 31, 2003, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

Restructuring

The Company recognized restructuring costs of approximately $1,246,000 during the fourth quarter of 2002 primarily for ECD employee separation and facility consolidation costs. Substantially all of these costs were paid during 2003 and the remainder were paid in February 2004.

NOTE K—SHAREHOLDERS’ EQUITY

The Board of Directors is authorized, without further shareholder action, to divide any or all shares of the authorized Preferred Stock into series and to fix and determine the designations, preferences, relative rights, qualifications, limitations or restrictions thereon, of any series so established, including voting powers, dividend rights, liquidation preferences, redemption rights and conversion privileges. The Board of Directors has not authorized any issuance of Preferred Stock and there are no plans, agreements, or understandings for the authorization or issuance of any shares of Preferred Stock. As a result of the Plan of reorganization, there is no Preferred Stock outstanding following the effective date of the Plan.

NOTE L—EMPLOYEE BENEFITS

Stock Option Plans

Prior to the effective date of the Plan of Reorganization of February 3, 2004, the Company provided for three stock option plans (the “Old Stock Option Plans”), which plans were terminated in February 2004. Reptron’s Incentive Stock Option Plan (the “ISO Plan”) was adopted in November, 1993 and provided for the grant to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code. A total of 2,000,000 shares of Common Stock was reserved for issuance under the ISO Plan. In May 2001, Reptron’s shareholders approved the establishment of the Reptron 2002 Incentive Stock Option Plan (the “2002 Plan”). The 2002 Plan had essentially the same terms and conditions and was administered identically to the ISO Plan. A total of 1,000,000 shares of Common Stock had been reserved for issuance under the 2002 Plan. Reptron also offered a Director’s Stock Option Plan (the “DSO Plan”) that had a total of 450,000 shares of Common Stock reserved for issuance under this plan. Both the ISO Plan and DSO Plan were intended to provide incentives to directors, officers, and other key employees and to enhance Reptron’s ability to attract and retain qualified employees. Stock options were granted for the purchase of Common Stock at a price not less than the fair market value on the date of grant.

The Plan of Reorganization provides for the adoption of a new stock option plan whereby up to 10% of the Company’s new common stock may be issuable in connection with options granted under the new plan.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

The following table summarizes the activity in the Old Stock Option Plans subject to options for the three years ended December 31, 2003:

	Shares	Range of Exercise Price	Weighted Average Exercise Price
Outstanding at December 31, 2000	1,152,624	$2.94–15.97	$6.14
Granted	429,249	$4.30–10.84	$7.84
Exercised	(37,939)	$5.85–11.13	$5.82
Forfeited	(118,503)	$3.19–10.56	$6.16

Outstanding at December 31, 2001	1,425,431	$2.94–15.97	$6.63
Granted	42,250	$3.15–3.15	$3.15
Exercised	(20,000)	$3.19–3.19	$3.19
Forfeited	(320,243)	$3.15–15.97	$7.11

Outstanding at December 31, 2002	1,127,438	$2.94–13.48	$6.42
Granted	—	$0.00–0.00	$0.00
Exercised	—	$0.00–0.00	$0.00
Forfeited	(227,863)	$2.94–8.81	$6.46

Outstanding at December 31, 2003	899,575	$3.15–13.48	$6.42

The following table summarizes information about Common Stock options outstanding at December 31, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/03	Weighted Average Exercise Price
		(In Years)
$3.15–5.89	64,800	6.3	$ 3.68	50,428	$ 3.79
$6.00–6.00	624,750	4.0	$ 6.00	624,750	$ 6.00
$6.20–8.25	76,850	6.6	$ 7.65	63,016	$ 7.62
$8.56–8.56	110,675	7.2	$ 8.56	55,339	$ 8.56
$8.57–13.48	22,500	5.3	$11.06	20,001	$11.12

	899,575	4.8	$ 6.42	813,534	$ 6.29

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

The fair value of each option grant is estimated on the date of grant using the Binomial options pricing model with the following weighted average assumptions used for grants in 2001 and 2002, respectively, no dividend yields for all years; expected volatility of 50.0% and 100.0%; risk free interest rates of approximately 5.0% and 5.0%; and expected lives of 4.0 and 4.5 years. The weighted average fair value of options granted in 2001 and 2002 are $3.39 and $2.31, respectively.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

401(k) Plans

In 1993, Reptron established a deferred compensation plan (the “Plan”) under section 401(a) of the Code. Substantially all of the officers and employees of Reptron are eligible to participate in the Plan. Employees are eligible to participate in the Plan after ninety days of service and after attaining age 18. At its discretion, Reptron may make matching contributions to the Plan. Employees are always vested in their contributions and are fully vested in the employer contributions after five years of service. Reptron contributed approximately $260,000, $216,000 and $0 to the Plan in 2001, 2002 and 2003, respectively.

NOTE M—RELATED PARTY TRANSACTIONS

A former director of Reptron served as its general counsel and received approximately $190,000, $218,000 and $333,000 for services rendered during 2001, 2002 and 2003, respectively.

Reptron leased one of its distribution sales offices (Detroit, Michigan) from the former CEO of Reptron. The building includes office and warehouse space and totals approximately 10,000 square feet. Rent expenses on this facility totaled $72,000 in 2001, and 2002 and $ 12,000 in 2003, which management believes to be comparable to the rent that would be paid to an unrelated party. The lease was terminated in February 2003. Reptron also leases a total of 127,000 square feet of manufacturing and administrative offices for the Hibbing, Minnesota manufacturing operation. These properties are owned, in part, by four individuals on the Company’s senior management team. Rent expense on these properties totaled $484,000, $562,000, and $585,000 for the years ended December 31, 2001, 2002, and 2003, respectively.

During 1999, Reptron’s CEO beneficially acquired a portion of Reptron’s convertible subordinated 6.75% notes with a face value of $8.0 million. Contractual interest on these notes was approximately $540,000 in 2001, 2002 and 2003. Also in 1999, Reptron’s President and COO beneficially acquired a portion of Reptron’s convertible subordinated 6.75% notes with a face value of $117,000. Interest on these notes was approximately $8,000 in 2001, 2002 and 2003. These parties sold their interests in these notes in January 2004.

The Company occasionally leases an airplane from a company controlled by Reptron’s CEO as of December 31, 2003. The lease is based on a per hour use charge. Payments for the use of the airplane were $68,000, $120,000 and $5,000 during 2001, 2002, and 2003, respectively.

During 2003, Reptron purchased approximately $904,000 of inventory from an entity owned by relatives of the Company’s former CEO and had placed a deposit with this entity of approximately $150,000 to support future inventory purchases.

NOTE N—FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2003, the carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term maturities of these items.

The fair market value of Reptron’s convertible subordinated 6.75% notes was approximately $7,822,000 and $45,789,000, based on the average prices of the notes from various pricing sources on December 31, 2002 and 2003, respectively. The carrying amounts of all other current and long-term portions of notes payable, and long-term obligations approximate fair market value since the interest rates on most of these instruments change with market interest rates.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

NOTE O—LOSS FROM CONTINUING OPERATIONS PER SHARE

The following table sets forth the computation of basic and diluted loss from continuing operations per common share:

	2001	2002	2003
(in thousands)
Numerator:
Loss from continuing operations	$(11,324)	$(12,119)	$(16,734)

Denominator:
For basic earnings (loss) per share—
Weighted average shares	6,389,474	6,416,319	6,417,196
Effect of dilutive securities:
Employee stock options	—	—	—

For diluted earnings (loss) per share	6,389,474	6,416,319	6,417,196

Net loss per common share—basic	$(1.77)	$(1.89)	$(2.61)

Net loss per common share—diluted	$(1.77)	$(1.89)	$(2.61)

Pro forma shares outstanding	5,000,000	5,000,000	5,000,000

Pro forma loss from continuing operations per common share—diluted	$(2.25)	$(2.42)	$(3.35)

The pro forma shares and pro forma loss from continuing operations is based on the 5,000,000 shares of New Common Stock issued following the effective date of the Plan of Reorganization.

In 2001, 2002 and 2003, all options have been excluded from the computation of diluted earnings per share because their effect on earnings per share would be anti-dilutive.

The convertible notes (See Note H) were not included in the computation of diluted earnings per share for all years presented because the conversion price of $28.50 exceeded the average market price of the common stock. Therefore, the effect would be anti-dilutive.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

NOTE P—GOODWILL AND OTHER INTANGIBLE ASSETS—ADOPTION OF SFAS 142

In contrast to accounting standards in effect during 2001, SFAS 142, Goodwill and Other Intangible Assets, which became effective beginning in 2002, provides that goodwill, as well as identifiable intangible assets with indefinite lives, should not be amortized. Accordingly, with the adoption of SFAS 142 in 2002, the Company discontinued the amortization of goodwill and indefinite-lived intangibles. The information presented below reflects adjustments to information reported in 2001 as if SFAS 142 had been applied in those years.

	Year ended December 31,
	2001	2002	2003
	($000’s except for per share amounts)
Reported net loss	$(21,824)	$(26,207)	$(41,082)
Add back: Goodwill amortization	768	—	—

Adjusted net loss	$(21,056)	$(26,207)	$(41,082)

Basic earnings (loss) per share:
Reported net loss	$(3.42)	$(4.08)	$(6.40)
Goodwill amortization	0.12	—	—

Adjusted net loss	$(3.30)	$(4.08)	$(6.40)

Diluted earnings (loss) per share:
Reported net loss	$(3.42)	$(4.08)	$(6.40)
Goodwill amortization	0.12	—	—

Adjusted net loss	$(3.30)	$(4.08)	$(6.40)

NOTE Q—SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the quarterly periods of 2003 and 2002, (in thousands except per share data):

	Three Months Ended
2003	March 31	June 30	September 30	December 31
Net sales	$34,524	$39,681	$38,963	$36,899
Gross profit	$4,301	$5,452	$5,250	$3,929
Operating income (loss)	$147	$138	$706	$(8,187)
Net loss	$(19,616)	$(2,015)	$(4,074)	$(15,377)
Net loss per common share—basic	$(3.05)	$(0.31)	$(0.63)	$(2.41)
Net loss per common share—diluted	$(3.05)	$(0.31)	$(0.63)	$(2.41)

2002
Net sales	$35,777	$43,003	$45,883	$40,438
Gross profit	$2,540	$4,442	$5,589	$4,525
Operating income (loss)	$(2,113)	$(2,469)	$(765)	$(968)
Net loss	$(6,538)	$(5,602)	$(4,421)	$(9,646)
Net loss per common share—basic	$(1.02)	$(0.87)	$(0.69)	$(1.50)
Net loss per common share—diluted	$(1.02)	$(0.87)	$(0.69)	$(1.50)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

Board of Directors

Reptron Electronics, Inc.

In connection with our audit of the consolidated financial statements of Reptron Electronics, Inc., referred to in our report dated March 8, 2004, which includes an emphasis paragraph for a plan of reorganization matter and which is included in this Annual Report on SEC Form 10-K for the year ended December 31, 2003, we have also audited Schedule II for each of the three years in the period then ended. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP

Tampa, Florida

March 8, 2003

SCHEDULE II

REPTRON ELECTRONICS, INC.

Valuation and Qualifying Accounts

For the Years Ended December 31, 2001, 2002, and 2003

(in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning Of Year	Charged to Costs and Expenses	Accounts Written Off, Net	Balance at End of Year
Allowance for Doubtful Accounts
Year Ended December 31, 2001	$1,574	$1,562	$(2,136)	$1,000
Year Ended December 31, 2002	$1,000	$1,447	$(1,383)	$1,064
Year Ended December 31, 2003	$1,064	$521	$(632)	$953

Deferred Tax Asset Valuation Allowance
Year Ended December 31, 2001	$—	$2,200	$—	$2,200
Year Ended December 31, 2002	$2,200	$10,093	$—	$12,293
Year Ended December 31, 2003	$12,293	$15,135	$—	$27,428

Reserve for Excess and Obsolete Inventory
Year Ended December 31, 2001(a)	$2,772	$14,397	$(14,335)	$2,834
Year Ended December 31, 2002(a)	$2,834	$6,424	$(3,192)	$6,066
Year Ended December 31, 2003(a)	$6,066	$8,949	$(13,311)	$1,704

(a)	Including amounts held for sale.