Form 10-K/A
period 2003-12-31
REPTRON ELECTRONICS INC
filed 2004-04-29
CIK 918765

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

For the transition period from              to             .

Commission file number: 0-23426

REPTRON ELECTRONICS, INC.

(Exact name of registrant as specified in its charter.)

Florida	38-2081116
(State of Incorporation)	(IRS Employer Identification No.)

13700 Reptron Boulevard, Tampa, FL	33626
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (813) 854-2000

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share

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

Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2003 was approximately $2,438,534.

The number of shares of the registrant’s Common Stock outstanding at March 26, 2004 was 5,000,000.

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K (the “Annual Report”) of Reptron Electronics Corporation (the “Company”, “we”, “our” or “Reptron”) filed on March 30, 2004 with the Securities & Exchange Commission (the “SEC”) is filed solely for the purpose of including information that was to be incorporated by reference from the Registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. The Company will not file its proxy statement within 120 days of its fiscal year ended December 31, 2003 and is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, pursuant to Rule 13a-14(a) under the Securities Act of 1934, we are including with this Amendment No. 1 certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the March 30, 2004 filing of our Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information, as of April 26, 2004, concerning Reptron’s executive officers and directors. The officers listed below were officers of the Company as of the date of the filing of the Company’s bankruptcy petition under Chapter 11.

Name	Position(s)	Age	Year First Became a Director
Paul J. Plante	Chief Executive Officer, President, Acting Chief Financial Officer and Director	46	1994
Bonitta J. Fena	President, Reptron Manufacturing Services Division	56	—
Charles J. Crep	Vice President, Operations	54	—
Jake A. Dungan	Vice President, Finance and Administration, Secretary	57	—
Steven A. Johnson	Vice President, Engineering	49	—
Anthony Musto	Vice President, Sales and Marketing	43	—
Mark E. Holliday (1)(2)	Chairman of the Board of Directors	36	2004
Michael L. Musto (2)	Director	62	1973
Steven D. Scheiwe (1)(2)	Director	43	2004
Harold L. Purkey (1)(2)	Director	60	2004

(1)	Messrs. Holliday, Purkey and Scheiwe serve on Reptron’s Audit Committee.

(2)	Messrs. Holliday, Musto and Scheiwe serve on Reptron’s Compensation Committee.

Paul J. Plante. Mr. Plante was named Chief Executive Officer of Reptron Electronics Inc. and a member of the Board of Directors as part of the Company’s Plan of Reorganization which was confirmed by the Bankruptcy Court on January 14, 2004 and became effective on February 3, 2004 (the “Effective Date”). Mr. Plante was appointed President of Reptron in December 1999, Chief Operating Officer of Reptron in January 1997, Acting Chief Financial Officer of Reptron in 2001, and has been a director since 1994. Mr. Plante has been employed by Reptron since 1986 and previously served as its Vice President of Finance, Chief Financial Officer and Treasurer (1987-1997). From 1983-1986, he was Controller of K-Byte Manufacturing, which was acquired by Reptron in 1986. Prior to 1983, Mr. Plante worked for a regional accounting firm (1980-83). Mr. Plante is a Certified Public Accountant and is a graduate of Michigan State University, with a Bachelor of Arts degree in accounting. He also has an MBA degree from the University of South Florida. Mr. Plante was President, Chief Operating Officer and acting Chief Financial Officer at the time of the filing of the Company’s Chapter 11 Bankruptcy petition.

Bonitta J. Fena. Ms. Fena was named President of the Reptron Manufacturing Services Division as of the Effective Date. Ms. Fena served as President of the Company’s Reptron Manufacturing Services Division since April 2002. She also served as the President of the Reptron Manufacturing Services Hibbing facility from May 1998 to April 2002. Prior to joining Reptron, Ms. Fena was President of Hibbing Electronics Corporation (1987 to 1998) and from 1974 to 1987 Ms. Fena served as Vice President and co-founder of Hibbing Electronics Corporation.

Charles J. Crep. Mr. Crep was named Vice President, Operations as of the Effective Date. Mr. Crep served as Vice President, Operations of the Company’s Reptron Manufacturing Services Division since April 2002. He also served as Vice President, Operations of the Reptron Manufacturing Services Hibbing facility from 1998 to 2002. From 1985 to 1998, Mr. Crep held a similar position with Hibbing Electronics Corporation. Mr. Crep is a graduate of Bemidji State University with a Bachelor of Science degree in business administration.

Jake A. Dungan. Mr. Dungan was named Vice President, Finance and Administration as of the Effective Date. He was also named the Company’s Secretary at that time. Mr. Dungan served as Vice President, Finance and Administration of the Company’s Reptron Manufacturing Services Division since April 2002. He also served as Vice President, Finance and Administration of the Reptron Manufacturing Services Hibbing facility from 1998 to 2002. From 1988 to 1998, Mr. Dungan held a similar position with Hibbing Electronics Corporation. Mr. Dungan is a graduate of St. Cloud State University with a Bachelor of Science degree in accounting.

Steven A. Johnson. Mr. Johnson was named Vice President, Engineering as of the Effective Date. Mr. Johnson served as Vice President, Engineering of the Company’s Reptron Manufacturing Services Division since April 2002. He also served as Vice President, Engineering of the Reptron Manufacturing Services Hibbing facility from 1998 to 2002. From 1981 to 1998, Mr. Johnson held a similar position with Hibbing Electronics Corporation. Mr. Johnson is a graduate of the University of North Dakota with a Bachelor of Science degree in electrical engineering.

Anthony Musto. Mr. Musto was named Vice President, Sales and Marketing as of the Effective Date. Mr. Musto served as Vice President, Sales and Marketing of the Company’s Reptron Manufacturing Services Division since 1999 and held various sales positions within the division since 1997. Mr. Musto served in the Company’s Reptron Distribution Division from 1980 to 1997 in a variety of roles including outside sales and general manager.

Mark Holliday. Mr. Holliday was elected to the Board of Directors of Reptron Electronics Inc. as part of the Company’s Plan of Reorganization. He was appointed as Chairman of the Reptron Board of Directors soon after the Effective Date. Mr. Holliday is a Portfolio Manager with Camden Asset Management, L.P., a hedge fund. Previously, Mr. Holliday was with Deephaven Capital Management and with Continental Partners where he specialized in restructuring companies. Mr. Holliday has over thirteen years of restructuring and bankruptcy related experience. Mr. Holliday also serves on the Board of Directors of Assisted Living Concepts, Inc.

Michael L. Musto. Mr. Musto has been a director of Reptron Electronics, Inc. since its inception in 1973. He was elected to the Board of Directors of the Reorganized Company as part of the Company’s Plan of Reorganization. Mr. Musto served as the Company’s Chief Executive Officer from its inception through the Effective Date and was the Company’s CEO at the time of the Company’s Chapter 11 bankruptcy filing.

Steven D. Scheiwe. Mr. Scheiwe was elected to the Board of Directors of Reptron Electronics, Inc. as part of the Company’s Plan of Reorganization. He has served as President of Ontrac Advisors, a management and business consulting company, since 2001. Mr. Scheiwe served as Chief Executive Officer of Teletrac, Inc., a wireless location / telecommunications services provider, from 1999 to 2001. Mr. Scheiwe serves as a director of General Chemical Industrial Products, Inc., Neff Corporation, Metrocall Holdings, Inc. and Microcell Telecommunications, Inc. Mr. Scheiwe was the CEO of Teletrac, Inc. when it filed its petition under Chapter 11 of the bankruptcy code. Additionally, he was a director of Nucentrix Broadband Communications, Inc. when it filed its petition under Chapter 11 of the bankruptcy code.

Harold L. Purkey. Mr. Purkey was elected to the Board of Directors of Reptron Electronics, Inc. as part of the Company’s Plan of Reorganization. Mr. Purkey was employed as Senior Managing Director of Wachovia Securities (and its predecessor) from June, 2000 until he retired in October, 2001. From January, 1996 to June, 2000, Mr. Purkey served as President of Forum Capital Markets. Mr. Purkey has a Bachelor of Science degree in finance and an MBA degree in finance from Northern Illinois University. He also serves on the board of directors of Richardson Electronics, Inc.

Audit Committee

General. The Board of Directors has established an Audit Committee, which is governed by a written charter, a copy of which is available on our website at http://www.reptron.com. Among the duties, powers and responsibilities of the Audit Committee as provided in its charter, the Audit Committee:

•	has sole power and authority concerning the engagement and fees of independent public accountants;

•	reviews with the independent accountants the plans and results of the audit engagement;

•	pre-approves all audit services and permitted non-audit services provided by the independent public accountants;

•	reviews the independence of the independent public accountants;

•	reviews the adequacy of our internal control over financial reporting; and

•	reviews accounting, auditing and financial reporting matters with our independent accountants and management.

Independence and Composition. Reptron is not listed on any stock exchange and therefore its Audit Committee is not subject to the listing standards of any stock exchange. However, the Board of Directors has determined that all current members of the Audit Committee are independent under the requirements of the Exchange Act and the Nasdaq National Market System listing standards and that Mr. Purkey qualifies as an “audit committee financial expert” as that term is defined in the Exchange Act.

Meetings. The Audit Committee met five times in the fiscal year ended December 31, 2003. In fiscal year 2003, Messrs. Addonisio, Elson and Miner were the members of the Audit Committee, with Mr. Addonisio serving as Chairman. As of the Effective Date, Messrs. Purkey, Scheiwe and Holliday serve on the Audit Committee, with Mr. Purkey serving as Chairman.

Code of Business Conduct

Our directors, officers and employees, are also governed by our code of business conduct. Our code of business conduct is available on our website at http://www.reptron.com. Amendments to, or waivers from, a provision of the code of business conduct that applies to our directors, executive officers or employees will be posted to our website promptly following the date of the amendment or waiver.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires directors, executive officers and persons holding more than ten percent of Reptron’s common stock to report their initial ownership of the common stock and any changes in that ownership to the Securities and Exchange Commission. The Securities and Exchange Commission has designated specific due dates for these reports and Reptron must identify in this proxy statement those persons who did not file these reports when due. Based solely on our review of copies of the reports received by us and written representations of our directors and executive officers, we believe that when Jake Dungan became a Named Executive in 2003, he failed to file the required Form 3. Except for this filing, we believe all directors, executive officers and persons holding more than ten percent of our common stock were in compliance with the filing requirements applicable to them with respect to transactions occurring during fiscal year 2003.

ITEM 11. EXECUTIVE COMPENSATION

Under rules established by the Securities and Exchange Commission, Reptron is required to provide certain information concerning total compensation earned or paid to: (1) Reptron’s chief executive officer and (2) the four other most highly compensated executive officers whose annual salaries and bonuses exceeded $100,000 during 2003 (collectively the “Named Executive Officers”).

Summary Compensation Table

The following table sets forth certain compensation information for the Named Executive Officers:

	Fiscal Year	Annual Compensation(1)		Securities Underlying Options	All Other Compensation(3)
Name and Principal Position		Salary(2)	Bonus
Michael L. Musto (4) Chairman of the Board and Chief Executive Officer	2003 2002 2001	$334,650 360,000 380,000	$0 0 0	0 0 0	$130 60 125

Paul J. Plante (5) President, Chief Operating Officer and Acting Chief Financial Officer	2003 2002 2001	$286,210 278,000 299,250	$0 0 0	0 0 0	$130 1,160 1,175

Bonitta J. Fena President, Reptron Manufacturing Services division	2003 2002 2001	$238,194 230,000 220,000	$0 0 0	0 0 5,000	$130 1,060 1,170

Charles J. Crep(6) Vice President, Operations	2003 2002 2001	$150,631 142,000 N/A	$0 0 N/A	0 0 N/A	$130 1,060 N/A

Jake A. Dungan (7) Vice President, Finance & Administration and Secretary	2003 2002 2001	$150,631 N/A N/A	$0 N/A N/A	0 N/A N/A	$130 N/A N/A

(1)	The aggregate amount of perquisites and other personal benefits, if any, did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each Named Executive Officer and has therefore been omitted.
(2)	Includes any amount deferred by the executive pursuant to Reptron’s 401(k) plan.
(3)	Includes annual premiums paid by Reptron for a $50,000 life insurance policy for the Named Executive Officers. Also includes amounts contributed by Reptron to the account of each Named Executive Officer under Reptron’s 401(k) plan.
(4)	Mr. Musto retired on the Effective Date. He remains a member of the Company’s Board of Directors.
(5)	Mr. Plante became the Company’s Chief Executive Officer on the Effective Date.
(6)	Mr. Crep was not among the Named Executive Officers in 2001.
(7)	Mr. Dungan was not among the Named Executive Officers in 2001 and 2002.

Option Grants During Fiscal Year 2003

The following table sets forth information concerning options granted to the Named Executive Officers during 2003:

2003 Stock Option Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Options Granted	Percent of 2003 Options Granted to Employees	Exercise or Base Price	Expiration Date	Assumed Rate 5%	Assumed Rate 10%
Michael L. Musto	0	0	N/A	N/A	0	0
Paul J. Plante	0	0	N/A	N/A	0	0
Bonitta J. Fena	0	0	N/A	N/A	0	0
Charles J. Crep	0	0	N/A	N/A	0	0
Jake A. Dungan	0	0	N/A	N/A	0	0

Aggregated Option Exercises During Fiscal Year 2003 and Fiscal Year End Option Values

The following table sets forth information concerning options exercised by the Named Executive Officers during fiscal year 2003 and the number and value of options held at fiscal year end. Reptron does not have any outstanding stock appreciation rights.

	Shares Acquired on Exercise	Value Realized($)	Number of Securities Underlying Unexercised Options at December 31, 2003		Value of Unexercised In- The-Money Options at December 31, 2003(1)($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Michael L. Musto	0	0	0	0	N/A	N/A
Paul J. Plante	0	0	350,000	0	$0	$0
Bonitta J. Fena	0	0	12,875	2,625	0	0
Charles J. Crep	0	0	7,875	2,625	0	0
Jake A. Dungan	0	0	7,875	2,625	0	0

(1)	The closing price for Reptron’s common stock as reported on NASDAQ on December 31, 2003 was $0.23. Value is calculated on the basis of the difference between $0.23 and the option exercise price multiplied by the number of shares of Reptron’s common stock to which the exercise relates.

All options issued under the Reptron Electronics Inc. Employee Stock Option Plan were cancelled on the Effective Date. A new stock option plan was included in the Company’s Plan of Reorganization.

Employment and Severance Contracts

We were a party to employment agreements with Messrs. Musto and Plante effective June 5, 1998 and January 5, 1999, respectively. These agreements continued until terminated (as provided in the agreements), and provided for an annual base salary and certain other benefits. The annual base salaries for fiscal 2003 for Messrs. Musto and Plante were $400,000 and $315,000, respectively. However, Messrs. Musto and Plante received a temporary ten percent pay reduction effective July 1, 2001 in response to difficult industry conditions. This decrease in pay would be restored if and when business conditions improve. Mr. Musto’s employment agreement provided that he was entitled to severance if his employment was terminated by us for any reason or upon a “change of control” (as defined in the employment agreement). In such case, Mr. Musto would receive 2.99 times his average annual base compensation. Mr. Plante’s employment agreement provided that he was entitled to severance if his employment was terminated by us “without cause” or upon a “change of control” (as such terms are defined in the employment agreement). In such case, Mr. Plante would receive 2.99 times his average annual base compensation.

Mr. Musto’s employment contract was rejected as part of the Company’s Plan of Reorganization (the “Plan”). He received a lump sum payment of $400,000 in February, 2004 in exchange for a complete release of any additional consideration due under the terms of his employment contract or any other claim against the Company. This settlement amount was outlined in the Plan which was approved by the Bankruptcy Court.

Mr. Plante’s employment contract was rejected as part of the Plan. He became the Company’s Chief Executive Officer and received a new employment contract on the Effective Date. The new employment contract, which spans a two year term, provides for an annual base salary of $312,000 and the ability to earn an annual bonus computed as a multiple of earnings before interest, income taxes, depreciation and amortization (“EBITDA”). The agreement also provides for the grant of 175,000 stock options in the reorganized Company which vest pro-rata over a three year period. The agreement provides for acceleration of all remaining base compensation and stock option vesting in the event of a change of control, termination by the Company without cause or termination by Mr. Plante for good reason (as defined in the employment agreement, a copy of which is attached as Exhibit 10.1 to our Form 10K for the fiscal year ended December 31, 2003).

Compensation of Directors

During fiscal 2003, Directors who are not employees of Reptron were paid $6,000 annually plus $1,000 for each Board of Directors meeting attended, and $1,000 for each committee meeting attended if such meeting occurred on a day other than a scheduled meeting of the Board of Directors. In addition, Reptron reserved 450,000 shares of Reptron’s common stock for future issuance upon the exercise of stock options that may be granted to its non-employee directors. All directors received reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Directors. No director who was an employee of Reptron received separate compensation for services rendered as a director. There were no stock option grants to non-employee directors in 2003.

Reptron established a new Board of Directors as part of the Company’s Plan of Reorganization. Directors of the new board who are not employees of Reptron are paid $30,000 annually regardless of the number of board meetings which are held. In addition, for fiscal 2004 each board member who is not an employee of the Company will receive 50,000 stock options issued pursuant to the new Reptron Electronics Inc. Stock Option Plan.

Compensation Committee Interlocks and Insider Participation

During 2003, the Compensation Committee consisted of Messrs. Addonisio and Miner. The members of the Compensation Committee are outside directors. Under rules established by the Securities and Exchange Commission, Reptron is required to provide a description of certain transactions and relationships between any Compensation Committee member and Reptron.

During 2003, Mr. Addonisio provided consulting services to Reptron in conjunction with negotiations between the Company and the ad-hoc committee formed by certain holders of its 6.75% Convertible Notes. Mr. Addonisio was paid approximately $38,000 for these services. Additionally, in September, 2003, Mr. Addonisio became an employee of Reptron to complete these negotiations and assist in the preparation of the Company’s bankruptcy filing. He received $20,000 in employee compensation during 2003.

Neither Messrs. Addonisio nor Miner is a current or former officer of the Company. Mr. Miner was never an employee of the Company and Mr. Addonisio’s only employment by Reptron is described in the preceding paragraph.

On the Effective Date, a new Compensation Committee was established for the reorganized Company. The new Compensation Committee consists of Messrs. Holliday, Musto and Scheiwe. Mr. Musto is a former executive officer of Reptron.

Compensation Committee Report on Executive Compensation

The following Report of the Compensation Committee and the performance graph included elsewhere in this Proxy Statement do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Reptron filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent Reptron specifically incorporates this Report or the performance graph by reference in such filings.

Compensation Policy: Reptron’s compensation program for executives consists of three key elements:

•	a base salary

•	a performance-based annual bonus

•	periodic grants of stock options

The Compensation Committee believes that this three-part approach best serves the interests of Reptron and its shareholders because it enables Reptron to meet the requirements of the highly competitive environment in which Reptron operates while ensuring that executive officers are compensated in a way that advances both the short- and long-term interests of shareholders. In determining compensation, consideration is given both to Reptron’s overall performance and to individual performance, taking into account the contributions made by the executive toward improving Reptron’s performance. Consideration is also given to the executive’s position, location and level of responsibility and the job performance of the executive in planning, providing direction for, and implementing Reptron’s strategy. The Compensation Committee’s primary objective in establishing compensation programs is to support Reptron’s goal of maximizing the value of shareholders’ investment in Reptron.

•	Base Salary. Base salaries for Reptron’s executive officers, as well as changes in such salaries, are based upon such factors as competitive industry salaries; a subjective assessment of the nature of the position; the contribution and experience of the executive, and the length of the executive’s service. The Compensation Committee believes that Reptron’s compensation of its executive officers falls within the median of industry compensation levels. Base salaries are based upon qualitative and subjective factors, and no specific formula is applied to determine the weight of each factor.

•	Annual Bonus. Payments to Reptron’s executive officers under annual bonus plans are earned through successful completion of stated objectives, which Reptron has determined to be critical elements for successful operations. The Chief Executive Officer and Chief Operating Officer are eligible to receive annual bonus payments based solely on achieving certain levels of profitability. No bonuses were earned in 2003.

•	Stock Options. Reptron’s long term incentives are in the form of stock option awards. The objective of these awards is to advance Reptron’s and its shareholders’ longer term interests and complement incentives tied to annual performance. These awards provide rewards to executives upon the creation of incremental shareholder value and attainment of long term earnings goals. Stock options only produce value to executives if the price of Reptron’s stock appreciates, thereby directly linking the interests of our executives with those of our shareholders. The executive’s right to the stock options vests over a period prescribed by Reptron’s Stock Option Committee. No stock options were granted to executives in 2003.

Compensation of Reptron’s Chief Executive Officer: Mr. Michael L. Musto’s compensation was reduced by 10% effective July 1, 2001 in response to difficult industry conditions. Mr. Musto’s 2003 compensation, when initially established, was reviewed by the Compensation Committee applying the principles outlined above in the same manner as they were applied to the other executives of Reptron. In addition, the Compensation Committee reviews the compensation paid to chief executive officers of comparable companies and considers those compensation levels in determining Mr. Musto’s compensation.

Mr. Musto retired from Reptron as of the Effective Date and Mr. Plante was named as the Company’s Chief Executive Officer at that time. Mr. Plante has received a new employment contract from the re-organized Reptron as disclosed in the Plan. The terms of this employment agreement were developed by the new Compensation Committee.

Internal Revenue Code Limits on Deductibility of Compensation: Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for compensation over $1,000,000 paid for any fiscal year to the corporation’s chief executive officer and four other most highly compensated executive officers as of the end of any fiscal year. However, the statute exempts qualifying performance-based compensation from the deduction limit if certain requirements are met. Reptron expects no adverse tax consequences under Section 162(m) for 2003.

Submitted by the Compensation

Committee for Fiscal Year 2003

Vincent Addonisio

Bertram L. Miner

REPTRON STOCK PRICE PERFORMANCE GRAPH

The following graph is a comparison of the cumulative total returns for Reptron’s common stock as compared with the cumulative total return for The NASDAQ Stock Market (U.S.) Index and the average performance of a group consisting of Reptron’s peer corporations on a line-of-business basis. For comparison purposes an old industry peer group consisting of ACT Manufacturing, All American Semiconductor, Pioneer Standard Electronics, Inc., and Plexus Corporation has been included in the graph. The following Corporations make-up our new peer group: IEC Electronics, Pemstar, Plexus, Sigmatron International, SMTC, SMTEK International, and Suntron. These changes were made to create a new peer group of corporations that is more representative of Reptron’s current competitors. The cumulative return of Reptron was computed by dividing the difference between the price of Reptron’s common stock at the end and the beginning of the measurement period (December 31, 1998 to December 31, 2003) by the price of Reptron’s common stock at the beginning of the measurement period. The total return calculations are based upon an assumed $100 investment on December 31, 1998.

* $100 INVESTED ON 12/31/98 IN STOCK OR INDEX—INCLUDING REINVESTMENT OF DIVIDENDS. FISCAL YEAR ENDING DECEMBER 31.

	1998	1999	2000	2001	2002	2003
REPTRON ELECTRONICS, INC.	100.00	168.67	119.29	60.12	16.77	4.43
NASDAQ STOCK MARKET (U.S.)	100.00	192.89	124.95	67.09	61.75	85.04
OLD PEER GROUP	100.00	111.78	133.41	120.89	76.63	134.03
NEW PEER GROUP	100.00	115.45	161.56	135.90	43.26	76.22

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There were a total of 5,000,000 shares of Reptron common stock outstanding on April 26, 2004. The following table shows the amount of Reptron common stock beneficially owned (unless otherwise indicated) as of the close of business on April 26, 2004 by: (1) any person who is known by Reptron to be the beneficial owner of more than 5% of the outstanding shares of common stock, (2) Reptron’s directors, (3) the executive officers named in the Summary Compensation Table and (4) all directors and executive officers of Reptron as a group. Unless otherwise indicated below, the persons named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person.

	Shares of Reptron Common Stock Beneficially Owned
	Number	Percent
Directors and Named Executive Officers
Paul J. Plante	2,026	*
Bonitta J. Fena	2,089	*
Charlie J. Crep	52	*
Jake A. Dungan	97	*
Mark E. Holliday	0	0%
Michael L. Musto(1)	70,047	1.4%
Steven D Scheiwe	0	0%
Harold L. Purkey	195	*
All directors and executive officers as a group (10 persons)	75,009	1.5%

Shareholders
Deephaven Capital Management(2) 130 Cheshire Lane, Suite 102 Minnetonka, MN 55305	332,995	6.7%
Gryphon Master Fund(3) 100 Crescent Court, Suite 490 Dallas, TX 75201	715,361	14.3%
Lonestar Partners(4) One Maritime Plaza, 11th Floor San Francisco, CA 94111	349,559	7.0%

*	Less than 1% of the outstanding common stock.

(1)	The number of shares shown in the table includes (i) 16,661 shares held directly by Mr. Musto; (ii) 49,776 shares held by MLM Investment Company Limited Partnership (“MLMLP”) of which MLM, Inc., a Nevada Corporation (“MLM, Inc.”), is the managing general partner, Mr. Musto is the president and controlling shareholder of MLM, Inc., and has sole voting and dispositive power over the shares held by MLMLP and; (iii) 3,610 shares held by the Michael L. Musto Revocable Living Trust.
(2)	The number of shares shown in the table is based upon a Schedule 13G filed with the Securities and Exchange Commission on February 12, 2004.
(3)	The number of shares shown in the table is based upon a Schedule 13G filed with the Securities and Exchange Commission on March 31, 2004.
(4)	The number of shares shown in the table is based upon a Schedule 13G filed with the Securities and Exchange Commission on April 1, 2004.

Information regarding equity compensation plans required by this Item is included in Item 5 of Part II of our Annual Report and is incorporated into this Item by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time, Reptron and its subsidiaries engage in transactions with companies where one of Reptron’s executive officers or directors or a member of his or her immediate family has a direct or indirect interest. All of these transactions, including those described below, are believed by management to be done in the ordinary course of business and at competitive rates and prices although no competitive bids or appraisals have been obtained.

Reptron leased one of its sales offices (located in Detroit, Michigan) from Michael L. Musto, Reptron’s Chief Executive Officer during 2003. The building includes office and warehouse space and totals approximately 10,000 square feet. Rent expense on this facility totaled $12,000 in 2003. The lease was terminated on March 1, 2003. The Reptron Manufacturing division leases a total of 127,000 square feet of manufacturing and administrative offices in Hibbing, Minnesota, which is owned in part by four individuals on the senior management team of Reptron Manufacturing. Rent expense on these offices totaled $ 585,000 in 2003. The lease expires in December 2007.

Mr. Elson, a former director of Reptron, provides legal services to Reptron and received approximately $333,000 for legal services rendered during 2003. In addition, Mr. Elson is also of counsel to the law firm of Holland & Knight LLP which served as counsel to Reptron during the fiscal year ended December 31, 2003.

Ms. Leigh Lane is a former director and credit manager of the Company. She is the daughter of Mr. Musto, Reptron’s Chief Executive Officer through the Effective Date. Ms. Lane had an employment contract with the Company which provided for severance totaling 2.99 times her average annual base compensation if she was terminated for any reason or upon “change of control” (as defined in the employment agreement). Ms. Lane’s employment was terminated in 2003. At the time of her termination, she received a lump sum payment of $120,000 in exchange for a complete release of any additional consideration due under the terms of her employment contract or any other claim against the Company.

Mr. Michael A. Musto (“Mr. Musto Jr.”) is a former general manager in the Reptron Distribution division. He is the son of Mr. Musto, Reptron’s Chief Executive Officer through the Effective Date. Mr. Musto Jr. had an employment contract with the Company which provided for severance totaling 2.99 times his average annual base compensation if he was terminated for any reason or upon “change of control” (as defined in the employment agreement). Mr. Musto Jr.’s employment was terminated in 2003. At the time of his termination, he received a lump sum payment of $201,000 in exchange for any additional consideration due under the terms of the employment contract or any other claim against the Company.

Mr. Musto, Reptron’s Chief Executive Officer through the Effective Date, beneficially owned a portion of Reptron’s 6.75% convertible subordinated notes with a face value of approximately $8.0 million. Contractual interest on these notes was approximately $540,000 in 2003. Also, Mr. Plante, Reptron’s President, Chief Operating Officer and Acting Chief Financial Officer, beneficially owned a portion of Reptron’s 6.75% convertible subordinated with a face value of approximately $117,000. Contractual interest on these notes was approximately $8,000 in 2003. Both of these parties sold their interest in these notes in January, 2004.

Reptron occasionally leased an airplane from a company controlled by Mr. Musto, Reptron’s Chief Executive Officer through the Effective Date. The lease is based on a per hour use charge. During 2003, payments for the use of the airplane were approximately $5,000.

During 2003, Reptron purchased approximately $904,000 of inventory from an entity owned by relatives of the Company’s Chief Executive Officer through the Effective Date and had placed a deposit with this entity of approximately $150,000 to support future inventory purchases.

During 2003, Reptron engaged its board member, Mr. Addonisio, to perform consulting services in conjunction with negotiations between the Company and the ad-hoc committee formed by certain holders of its 6.75% Convertible Notes. Mr. Addonisio was paid approximately $38,000 for these services. Additionally, in September, 2003, Mr. Addonisio became an employee of Reptron to complete these negotiations and assist in the preparation of the Company’s bankruptcy filing. He received $20,000 in employee compensation in 2003.

During 2003, a relative of Steven Scheiwe, a current Reptron board member, provided bankruptcy consulting services to the Company. The services included preparation of various schedules and periodic filings required as part of the bankruptcy process. Reptron paid approximately $83,000 for these services during 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICE

Our consolidated financial statements for the year ended December 31, 2003 have been audited by Grant Thornton LLP, independent auditors. The Audit Committee of the Board of Directors selects and engages the independent auditors for Reptron each year. The Audit Committee intends to continue the services of Grant Thornton for the fiscal year ending December 31, 2004.

Audit Fees.

Fees for audit services totaled $216,000 in 2003 and $173,000 in 2002, including fees associated with the annual audit and the review of our financial statements included in our Quarterly Reports on Form 10-Q.

Audit Related Fees.

Fees for audit related services totaled $87,000 in 2003 and $12,000 in 2002. Audit related services primarily included special accounting issues related to the Company’s Chapter 11 petition, the audit of employee benefit plans and other miscellaneous issues not captured under the audit fees category.

Tax Fees.

Fees for tax services, including tax compliance, tax advice and tax planning, totaled $59,000 in 2003 and $67,000 in 2002.

All Other Fees.

There were no fees for any other services not described above in 2003 or 2002.

The Audit Committee considered whether Grant Thornton LLP’s provision of the non-audit services described is compatible with maintaining such firm’s independence and satisfied itself as to Grant Thornton LLP’s independence.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	3. Exhibits.

14	Code of Ethics

31.1	Certification of the Chief Executive Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxely Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to the Annual Report of Form 10-K/A to be signed on its behalf by the undersigned, thereto duly authorized.

REPTRON ELECTRONICS, INC.

Date: April 29, 2004	By:	/s/ PAUL J. PLANTE

Paul J. Plante Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of April, 2004.

Name	Title

/s/ PAUL J. PLANTE Paul J. Plante	Director, CEO and acting Chief Financial Officer

/s/ MARK HOLLIDAY Mark Holliday	Chairman

/s/ HAL PURKEY Hal Purkey	Director

/s/ STEVE SCHEIWE Steve Scheiwe	Director

/s/ MICHAEL MUSTO Michael Musto	Director

EXHIBIT INDEX

14	Code of Ethics, a copy of which is filed herewith.

31.1	Certification of the Chief Executive Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

31.2	Certification of the Chief Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxely Act of 2002.