Form 10-Q
period 2004-03-31
REPTRON ELECTRONICS INC
filed 2004-05-24
CIK 918765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May 24, 2004, there were 5,000,000 shares of the Registrant’s Common Stock issued and outstanding.

REPTRON ELECTRONICS, INC.

INDEX

			Page Number
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements (unaudited)

		Consolidated Statements of Operations — Two months ended March 31, 2004 (Reorganized Company), the one month ended January 31, 2004 (Predecessor Company), and the three months ended March 31, 2003 (Predecessor Company)	3

		Consolidated Balance Sheets — March 31, 2004 (Reorganized Company) and December 31, 2003 (Predecessor Company)	4

		Consolidated Statements of Cash Flows — Two months ended March 31, 2004 (Reorganized Company), the one month ended January 31, 2004 (Predecessor Company), and the three months ended March 31, 2003 (Predecessor Company)	5

		Notes to Consolidated Financial Statements — March 31, 2004	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

	Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K	22

Signatures			23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REPTRON ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Reorganized Company Two Months Ended March 31, 2004	Predecessor Company One Month Ended January 31, 2004	Predecessor Company Three Months Ended March 31, 2003
Net Sales	$23,187	$12,368	$34,524
Cost of goods sold	20,545	11,479	30,223

Gross profit	2,642	889	4,301

Selling, general and administrative expenses	2,552	1,447	4,945

Operating income (loss)	90	(558)	(644)

Other income (expense):
Interest expense, net	(457)	(61)	(1,542)
Reorganization gain on debt discharge	—	3,517	—
Reorganization costs (Note B)	—	(853)	—

Total other income (expense)	(457)	2,603	(1,542)

Earnings (loss) before income taxes	(367)	2,045	(2,186)

Income tax provision	—	777	—

Earnings (loss) from continuing operations	(367)	1,268	(2,186)

Discontinued operations (Note C)
Loss from discontinued operations	—	(507)	(17,430)
Income tax benefit	—	193	—

Loss on discontinued operations	—	(314)	(17,430)

Net earnings (loss)	$(367)	$954	$(19,616)

Net earnings (loss) from continuing operations per common share - basic and diluted:	$(0.07)	$0.20	$(0.34)
Net earnings (loss) from discontinued operations per common share - basic and diluted:	$—	$(0.05)	$(2.72)

Net earnings (loss) per common share - basic and diluted	$(0.07)	$0.15	$(3.06)

Weighted average Common Stock equivalent shares outstanding - basic and diluted	5,000,000	6,417,196	6,417,196

The accompanying notes are an integral part of these financial statements

REPTRON ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	Reorganized Company March 31, 2004	Predecessor Company December 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$875	$311
Restricted Cash	1,045	2,640
Account receivable - trade, net	14,594	12,974
Inventories, net	19,176	19,546
Prepaid expenses and other	2,136	3,516

Total current assets	37,826	38,987

PROPERTY, PLANT & EQUIPMENT	18,982	20,098
GOODWILL, NET	19,231	18,970
DEFERRED INCOME TAX	1,872	2,449
OTHER ASSETS	41	719

TOTAL ASSETS	$77,952	$81,223

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable – trade	$15,014	$15,167
Accrued expenses	5,444	7,333
Note payable to bank	8,069	6,214
Current portion of long-term obligations	450	437
Liabilities subject to compromise	—	83,456

Total current liabilities	28,977	112,607

SENIOR SECURED NOTES	30,000	—
LONG-TERM OBLIGATIONS, less current portion	3,567	3,670

SHAREHOLDERS’ EQUITY
Preferred Stock - authorized 10,000,000 and 15,000,000, respectively, shares of $.10 par value; no shares issued	—	—
Common Stock - authorized 50,000,000 shares of $.01 par value; issued and outstanding, 5,000,000 and 6,417,196 shares, respectively	50	64
Additional paid-in capital	15,725	23,146
Accumulated deficit	(367)	(58,264)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	15,408	(35,054)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$77,952	$81,223

The accompanying notes are an integral part of these financial statements

REPTRON ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Reorganized Company Two Months Ended March 31, 2004	Predecessor Company One Month Ended January 31, 2004	Predecessor Company Three Months Ended March 31, 2003
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities of continuing operations:
Net earnings (loss)	$(367)	$954	$(19,616)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities of continuing operations:
Net loss from discontinued operations	—	314	17,430
Depreciation	821	412	1,353
Amortization	—	—	183
Deferred tax asset	(29)	606	7
Reorganization gain on debt discharge	—	(3,517)	—
Change in assets and liabilities:
Accounts receivable	(1,575)	23	4,743
Inventories	(331)	701	2,355
Prepaid expenses and other current assets	1,342	(1,024)	(366)
Other assets	12	666	(454)
Accounts payable	(975)	281	(3,330)
Accrued expenses	(993)	1,238	123

Net cash provided by (used in) operating activities of continuing operations	(2,095)	654	2,428

Cash flows from investing activities of continuing operations:
Decrease in restricted cash	645	950	—
Purchases of property, plant & equipment	(150)	(51)	(419)

Net cash provided by (used in) investing activities of continuing operations	495	899	(419)

Cash flows from financing activities of continuing operations:
Net proceeds (payments) on notes payable to banks	3,215	(1,360)	(2,333)
Payments on long-term obligations	(60)	(30)	(320)

Net cash provided by (used in) financing activities of continuing operations	3,155	(1,390)	(2,653)

Net increase (decrease) in cash and cash equivalents	1,555	163	(644)

Net increase in cash and cash equivalents from discontinued operations (see Note J)	(762)	(392)	753

Cash and cash equivalents at the beginning of the period	82	311	370

Cash and cash equivalents at the end of the period	$875	$82	$479

Cash paid for interest	$123	$61	$628

The accompanying notes are an integral part of these financial statements

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(Unaudited)

NOTE A – DESCRIPTION OF BUSINESS, SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

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

In accordance with AICPA Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), the Company adopted “fresh start” accounting as of January 31, 2004 and the Company’s emergence from Chapter 11 resulted in a new reporting entity. Under “fresh start” accounting, the reorganization value of the entity is allocated to the entity’s assets based on fair values, and liabilities are stated at the present value of amounts to be paid determined at appropriate current interest rates. The effective date is considered to be the close of business on January 31, 2004 for financial reporting purposes. The periods presented prior to February 1, 2004 have been designated “Predecessor Company” and the periods subsequent to January 31, 2004 have been designated “Reorganized Company.” As a result of the implementation of fresh start accounting, the financial statements of the Company after the effective date are not comparable to the Company’s financial statements for prior periods.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements. The financial information included herein is unaudited and reflects all adjustments (consisting of normal recurring adjustments for all periods presented, including fresh start accounting adjustments where applicable) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. As a result of the implementation of fresh start accounting as of January 31, 2004, the financial statements after that date are not comparable to the financial statements for prior periods. The other significant accounting policies of the Reorganized Company are consistent with those disclosed in the Company’s Form 10-K filed in March 2004. The results of interim periods are not necessarily indicative of results to be expected for a full year. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the 2003 Form 10-K which was filed in March 2004.

NOTE B – PLAN OF REORGANIZATION

On February 3, 2004, Reptron implemented its previously announced financial restructuring when its pre-negotiated Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Plan” or “Plan of Reorganization”) became effective. Events occurring during 2003 and through February 3, 2004 related to the Chapter 11 proceedings are summarized below.

In January 2003, the Company announced that it was seeking to restructure $76.3 million principal amount of Reptron’s outstanding 6 3/4% Convertible Subordinated Notes (the “Convertible Notes”). As part of this initiative, Reptron discontinued all interest payments on the Convertible Notes.

In February 2003, the Company commenced discussions with certain holders of the Convertible Notes (“Ad-hoc Committee”) to discuss the financial condition of the Company and the proposed restructuring. The Company engaged in extensive negotiations with the Ad-hoc Committee regarding the terms of the consensual restructuring of Reptron.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(Unaudited)

NOTE B – PLAN OF REORGANIZATION - Continued

On October 28, 2003, Reptron filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Under the terms of the Plan, substantially all of Reptron’s general unsecured creditors (except for holders of the Convertible Notes and certain other creditors) were to receive full payment for all prepetition claims within ninety days subsequent to the Plan’s effective date. The Plan was confirmed by the bankruptcy court on January 14, 2004 and became effective February 3, 2004, resulting in conversion of the $76.3 million of Convertible Notes, $6.4 million of accrued interest and $0.7 million of other liabilities into $30 million of Senior Secured Notes due in 2009 (“New Notes”) and the issuance of 95% of the common stock of the reorganized entity (“New Common Stock”). Previously outstanding common stock was also exchanged for 5% of the New Common Stock. The New Notes carry an interest rate of seven percent per annum during the first two years and eight percent per annum during the remaining three years.

In accordance with the Plan, in the first quarter of 2004 the Company, among other matters:

•	Issued 5,000,000 shares of New Common Stock,

•	Issued the New Notes;

•	Adopted a new stock option plan;

•	Canceled the Convertible Notes, previously outstanding common stock, and previously outstanding stock options.

The consolidated balance sheet at December 31, 2003 reflects $76.3 million principal amount of Convertible Notes along with $6.4 million of accrued and unpaid interest thereon, $0.6 million of real property lease liabilities, and $0.1 million of severance liabilities as “Liabilities subject to compromise.” These liabilities are reported at the amount allowed on pre-petition claims in the Chapter 11 proceedings.

Interest expense of approximately $1.3 million on the Convertible Notes was accrued in the first quarter of 2003 even though the Company discontinued interest payments on such debt. Interest expense for January 2004 excludes $0.4 million of stated contractual interest associated with the Convertible Notes.

The Company incurred $0.9 million of reorganization costs during the first quarter of 2004, which primarily includes professional fees of approximately $0.4 million, debt issuance costs of approximately $0.2 million, and contract settlement and other miscellaneous costs of approximately $0.3 million.

The Company’s emergence from Chapter 11 bankruptcy proceedings on February 3, 2004 resulted in a new reporting entity and adoption of fresh start reporting, in accordance with Statement of Position No. 90-7 (SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” Although the effective date of the Plan was February 3, 2004, the Company has accounted for the consummation of the Plan as if it occurred at the close of business on January 31, 2004. The balance sheet as of December 31, 2003 does not give effect to any adjustments in the carrying value of assets or the amounts or classification of liabilities that were recorded upon adoption of fresh start accounting. As a result of the extinguishment of the liabilities subject to compromise, the Company recognized a reorganization gain on debt discharge amounting to $3.5 million, representing the excess of the carrying value of those liabilities compared to management’s estimate of the fair value of the New Common Stock and the New Notes. As provided for in the Company’s Plan of Reorganization, the holders of the liabilities subject to compromise would receive their ratable portion of the New Common Stock and New Notes in full satisfaction of those liabilities.

The following unaudited financial information reflects the implementation of the Plan as of the close of business on January 31, 2004. Reorganization adjustments have been made to reflect the discharge of debt and adoption of fresh start reporting in accordance with SOP 90-7. Accordingly, the reorganization value of the Company of $86 million, as disclosed in our Plan of Reorganization and related Disclosure Statement, limited to the aggregate carrying value of the pre-emergence assets, has been used to allocate the value of the assets and liabilities of the Company in conformity with Statement of Financial

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(Unaudited)

NOTE B – PLAN OF REORGANIZATION - Continued

Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” The Company determined that independent third party appraisals of its long-term tangible and intangible assets was necessary in order to allocate the reorganization value of the Company to its various assets at January 31, 2004. Those valuation procedures are in their initial stages. The fresh-start adjustments included in the table which follows represent management’s preliminary estimate of adjustments necessary to record assets and liabilities at fair value. Any future adjustments are expected to primarily result in allocations among property and equipment, intangible assets and certain accounts receivable. Additionally, the Company is evaluating the effects the reorganization will have on its its income tax net operating losses, other deferred tax assets, deferred tax liabilities and related valuation allowance. The amounts of net operating losses available to the company may be limited in total or be subject to annual limitations. These factors will be further considered during the completion of the allocation discussed above. The Company expects to substantially complete this allocation in the second quarter of 2004. However, additional allocations may occur following that date.

	January 31, 2004
(In Thousands)	Predecessor Company	Debt Discharge		Fresh Start		Reorganized Company

Cash and cash equivalents	$82					$82
Restricted Cash	1,690					1,690
Account receivable - trade, net	13,083					13,083
Inventories, net	18,845					18,845
Prepaid expenses and other	3,831			(178)		3,653
Property, plant & equipment	19,737			(84)		19,653
Goodwill	18,970			262		19,232
Deferred income tax	1,843					1,843
Other assets	52					52

Total assets	$78,133	$—		$—		$78,133

Accounts payable – trade	$15,441					$15,441
Note payable to bank	4,854					4,854
Current portion of long-term obligations	450					450
Accrued expenses	15,063	(7,077	)(a)			7,986
Convertible subordinated notes due 2004	76,315	(76,315	)(a)			—
Senior secured notes due 2009	—	30,000	(b)			30,000
Long-term obligations	3,627					3,627

Total liabilities	115,750	(53,392)		—		62,358

Common stock	64			(14	)(e)	50
Additional paid-in capital	23,146	49,875	(c)	(57,296	)(e)	15,725
Accumulated deficit	(60,827)	3,517	(d)	57,310	(e)	—

Total liabilities and shareholders’ equity	$78,133	$—		$—		$78,133

(a)	Reduction of Convertible Notes, accrued interest on the Convertible Notes, and other liabilities subject to compromise for the implementation of the Plan of $83.4 million.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(Unaudited)

NOTE B – PLAN OF REORGANIZATION - Continued

(b)	Increase in long-term obligations of $30.0 million associated with the issuance of the New Notes.
(c)	Increase in additional paid-in capital of $49.9 million reflecting the reorganization and issuance of the New Common Stock.
(d)	Effect of the gain on the extinguishment of debt. The income tax effects are reflected in the predecessor historical information. As a result, the effect on accumulated deficit is recognized excluding tax effects.
(e)	Elimination of accumulated deficit and issuance of New Common Stock reflecting the reorganized entity.

NOTE C – DISCONTINUED OPERATIONS

Electronic Component Distribution

As a result of significant losses incurred by the Company’s Electronic Component Distribution (“ECD”) segment during 2001 and 2002, the Company decided to exit the component distribution business either through a sale of the business or by discontinuance of its operations in 2003. Management completed a sale of identified assets of this division on June 13, 2003. Accordingly, the results of this division have been reported as a discontinued operation for all periods presented.

Revenue for the ECD division was $22.4 million for the three months ending March 31, 2003. The ECD division’s loss before income taxes was $17.2 million in the first quarter of 2003. Included in the loss from discontinued operations in the first quarter of 2003 is an impairment writedown of $3.3 million of goodwill, an $11.0 million writedown of inventory, and a $1.7 million impairment of fixed assets. The inventory writedown was determined with consideration given to the sale proceeds for the inventory included in the sale. The goodwill impairment was also recognized in response to the near term expectations established by the board of directors in March 2003 to either sell or otherwise discontinue these operations. As a result, the long-term turnaround previously estimated by management for this segment was no longer feasible and recovery of these assets was not expected in the near term. Also included in the pre-tax loss in the first quarter of 2003 is interest expense of $0.3 million that was allocated to the electronic component distribution business. The basis for this allocation considered interest expense which could reasonably have been expected to be avoided through the collection of the electronic components distribution division’s trade receivables, proceeds from the sales of assets held for sale, and subsequent payment on the working capital credit facility. Included in loss from discontinued operations in January 2004 is $0.2 million representing an increase in estimated workers compensation costs.

Computer Products Division

The Company exited the Computer Products (“CP”) business through a sale of identified assets of the division that was completed on October 27, 2003. Accordingly, the results of this division have been reported as a discontinued operation for all periods presented.

Revenue for the CP division was $10.6 million for the three months ending March 31, 2003 and the loss from operations before income taxes was $0.2 million for the same period. Interest expense of $0.1 million is included in pre-tax operations during the first three months of 2003. The basis for this allocation considered interest expense that can reasonably be expected to be avoided through the proceeds from the sales of assets held for sale, and subsequent payment on the working capital credit facility. Included in loss from discontinued operations in January 2004 is $0.3 million representing the change in the estimate of the recoverability of certain assets.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(Unaudited)

NOTE D — NEW ACCOUNTING PRONOUNCEMENTS

On January 31, 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies existing accounting for whether variable interest entities should be consolidated in financial statements based upon the investees’ ability to finance its activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies to years or interim periods beginning after June 15, 2003 with certain disclosure provisions required for financial statements issued after January 31, 2003. The Company currently does not have investments in any variable interest entities. In December 2003 the FASB issued FIN No. 46 (revised), which replaced FIN No. 46. FIN No. 46 (revised) is effective immediately for certain disclosure requirements and variable interest entities referred to as special-purpose entities for periods ending after December 15, 2003 and for all other types of entities for financial statements for periods ending after March 15, 2004. The application of FIN 46(revised) in 2003 and in the first quarter of 2004 did not have a material effect on it’s the Company’s financial position, results of operations and cash flows.

NOTE E — INVENTORIES

Inventories consist of the following (in thousands):

	Reorganized Company March 31, 2004	Predecessor Company December 31, 2003
Raw materials	$13,962	$12,802
Work in process	4,819	6,612
Finished goods	2,147	1,836

	20,928	21,250
Less reserve for excess and obsolete inventory	(1,752)	(1,704)

	$19,176	$19,546

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(Unaudited)

NOTE F — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share (in thousands):

	Reorganized Company Two Months Ended March 31, 2004	Predecessor Company
		One Month Ended January 31, 2004	Three Months Ended March 31, 2003

Numerator:
Net earnings (loss)	$(367)	$954	$(19,616)

Denominator:
For basic earnings (loss) per share - Weighted average shares	5,000,000	6,417,196	6,417,196
Effect of dilutive securities:
Employee stock options	—	—	—

For diluted earnings (loss) per share	5,000,000	6,417,196	6,417,196

Net earnings (loss) per common share – basic	$(0.07)	$0.15	$(3.06)

Net earnings (loss) per common share – diluted	$(0.07)	$0.15	$(3.06)

For the three month period ended March 31, 2003 and the one month ended January 31, 2004, all options have been excluded from the computation of diluted earnings per share because their effect on earnings (loss) per share would be anti-dilutive.

The Convertible Notes were not included in the computation of earnings per share for the three month period ended March 31, 2003 and the one month ended January 31, 2004 periods because the conversion price of $28.50 exceeded the average market price of the common stock. Therefore, the effect would be anti-dilutive. The Convertible Notes were not included in the computation of earnings per share for the two month period ended March 31, 2004 because the notes were cancelled effective January 31, 2004.

Prior to the effective date of the Plan of Reorganization of February 3, 2004, the Company provided for three stock option plans which were terminated in accordance with the Plan of Reorganization as of January 31, 2004. The Plan of Reorganization provides for the adoption of a new stock option plan whereby up to 10% of the Company’s New Common Stock may be issuable in connection with options granted under the new plan. As of March 31, 2004, no options had been granted under the new plan.

NOTE G – NOTE PAYABLE TO BANK

The Company has a revolving credit facility with Congress Financial Corporation that provides up to $25 million (the “Credit Agreement”) to fund the Company’s operations through February, 2007. The Credit Agreement contains certain covenants including a minimum quarterly measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined by the Credit Agreement. The Company was in compliance with the covenants contained in the Credit Agreement as of March 31, 2004. The interest rate on the credit facility is based on the lender’s prime rate plus one percent. The Credit Agreement is collateralized by substantially all of the Company’s assets. This credit facility, together with the Company’s available cash reserves and cash provided by operations, is expected to provide sufficient liquidity for the Company to pay for goods and services within standard terms. Under the advance rates contained in the Credit Agreement, there was approximately $5.9 million of unused available credit on March 31, 2004. The Credit Agreement requires customer receipts to be directed to a lockbox and applied directly to the revolving credit facility. Accordingly, the debt is classified as a current liability.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(Unaudited)

NOTE H – INCOME TAXES

The Company recorded income tax expense from continuing operations of $0.8 million and an income tax benefit from discontinued operations of $0.2 million for the month ended January 31, 2004. Also, the deferred tax asset was reduced by a corresponding amount. The income tax provision resulted primarily from the reorganization gain on debt discharge that was partially offset by operating losses. During the two month period ended March 31, 2004, the Company incurred losses before income taxes of $0.4 million. As a result, Reptron recognized a deferred tax asset and an offsetting valuation allowance of approximately $0.1 million, resulting in no income tax benefit. Realization of the tax loss carryforwards are contingent upon future taxable earnings in the appropriate jurisdiction. Each carryforward item is reviewed for expected utilization, using a “more likely than not” approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (federal or state), the relevant history for the particular item, the applicable expiration dates, and identified actions under the Company’s control in realizing the associated carryforward benefits. The Company assesses the available positive and negative evidence surrounding the recoverability of the deferred tax assets and applies judgment in estimating the amount of valuation allowance necessary under the circumstances. Management continues to assess and evaluate strategies that will enable the carryforward, or a greater portion thereof, to be utilized, and will reduce the valuation allowance appropriately for each item at such time when it is determined that the “more likely than not” criterion is satisfied. As noted above, the effect of the reorganization may reduce the amount of net operating losses and/or limit the amount that may be available to the company in a given period. Additionally, the carrying value of the deferred tax asset may be further adjusted during the fresh start allocation period as discussed above.

NOTE I – STOCK BASED COMPENSATION

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

Had compensation cost for the Company’s stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS No. 123, the Company’s net income and net income per common share would have been the pro forma amounts indicated below (in thousands):

	Reorganized Company Two Months Ended March 31, 2004	Predecessor Company
		One Month Ended January 31, 2004	Three Months Ended March 31, 2003

Reported net income (loss)	$(367)	$954	$(19,616)

Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	—	—	30

Pro forma net income (loss)	$(367)	$954	$(19,646)

Net income (loss) per common share - basic:
As reported	$(0.07)	$0.15	$(3.06)
Pro forma	$(0.07)	$0.15	$(3.06)

Net income (loss) per common share - diluted:
As reported	$(0.07)	$0.15	$(3.06)
Pro forma	$(0.07)	$0.15	$(3.06)

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(Unaudited)

NOTE J – STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information from discontinued operations (in thousands):

	Reorganized Company Two Months Ended March 31, 2004	Predecessor Company One Month Ended January 31, 2004	Predecessor Company Three Months Ended March 31, 2003
Net loss from discontinued operations	$—	$(314)	$(17,430)
Depreciation and amortization	—	—	178
Goodwill impairment	—	—	3,294
Fixed asset impairment	—	—	1,866
Fixed asset purchases	—	—	(248)
Reduction in inventories, including LCM adjustment and sale to buyer	—	—	13,981
Change in accounts receivable	64	(132)	(235)
Prepaid expenses and other current assets	179	709	249
Other assets	—	1	222
Reduction in accounts payable, including accounts assumed by the buyer	(18)	(7)	(526)
Accrued expenses	(983)	(649)	(598)

Net cash provided by (used in) discontinued operations	$(762)	$(392)	$753

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

REORGANIZATION

On October 28, 2003, Reptron filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Under the terms of the Plan, substantially all of Reptron’s general unsecured creditors (except for holders of the Convertible Notes and certain other creditors) are to receive full payment for all pre-petition claims within ninety days subsequent to the Plan’s effective date. The Plan was confirmed by the bankruptcy court on January 14, 2004 and became effective February 3, 2004, resulting in conversion of the $76.3 million of Convertible Notes, $6.4 million of accrued interest and $0.7 million of other liabilities into $30 million of Senior Secured Notes due in 2009 (“New Notes”) and the issuance of 95% of the common stock of the reorganized entity (“New Common Stock”). Previously outstanding common stock is being exchanged for 5% of the New Common Stock. The New Notes carry an interest rate of seven percent per annum during the first two years and eight percent per annum during the remaining three years.

In accordance with the Plan, in the first quarter of 2004 the Company, among other matters:

•	Issued 5,000,000 shares of New Common Stock,

•	Issued the New Notes;

•	Adopted a new stock option plan;

•	Canceled the Convertible Notes, previously outstanding common stock, and previously outstanding stock options.

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

Interest expense of approximately $1.3 million on the Convertible Notes was accrued in the first quarter of 2003 even though the Company discontinued interest payments on such debt. Interest expense for January 2004 excludes $0.4 million of stated contractual interest associated with the Convertible Notes.

The Company incurred $0.9 million of reorganization costs during the first quarter of 2004, which primarily includes professional fees of approximately $0.4 million, debt issuance costs of approximately $0.2 million, and contract settlement and other miscellaneous costs of approximately $0.3 million.

The Company’s emergence from Chapter 11 bankruptcy proceedings on February 3, 2004 resulted in a new reporting entity and adoption of fresh start reporting, in accordance with Statement of Position No. 90-7 (SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” Although the effective date of the Plan was February 3, 2004, the Company accounted for the consummation of the Plan as if it occurred at the close of business on January 31, 2004. The balance sheet as of December 31, 2003 does not give effect to any adjustments in the carrying value of assets or the amounts or classification of liabilities that were recorded upon adoption of fresh start accounting. As a result of the extinguishment of the liabilities subject to compromise, the Company recognized a reorganization gain on debt discharge amounting to $3.5 million, representing the excess of the carrying value of those liabilities compared to management’s estimate of the fair value of New Common Stock and New Notes. As provided for in the Company’s Plan of Reorganization, the holders of the liabilities subject to compromise would receive their ratable portion of the New Common Stock and New Notes in full satisfaction of those liabilities.

The following unaudited financial information reflects the implementation of the Plan as of the close of business on January 31, 2004. Reorganization adjustments have been made to reflect the discharge of debt and adoption of fresh start reporting in accordance with SOP 90-7. Accordingly, the reorganization value of the Company of $86 million, as provided for in our Plan of Reorganization and Disclosure Statement of $86 million, limited to the aggregate bookvalue of the pre-emergence assets, has been used to allocate the value of the assets and liabilities of the Company in conformity with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” The Company determined that independent third party appraisals of its long-term tangible and intangible assets was necessary in order to allocate the reorganization value of the Company to its various assets at January 31, 2004. Those valuation procedures are in their initial stages. The fresh-start adjustments included in the table which follows represent management’s preliminary estimate of adjustments necessary to record assets and liabilities at fair value. Any future adjustments are expected to primarily result in allocations among property and equipment, intangible assets and certain accounts receivable. Additionally, the Company is evaluating the effects the reorganization will have on its its income tax net operating losses and other deferred tax assets and liabilities. The amounts of net operating losses available to the company may be limited in total or be subject to annual limitations. These factors will be further considered during the completion of the allocation discussed above. The Company expects to substantially complete this allocation in the second quarter of 2004. However, additional allocations may occur following that date.

	January 31, 2004
(In Thousands)	Predecessor Company	Debt Discharge		Fresh Start		Reorganized Company
Cash and cash equivalents	$82					$82
Restricted Cash	1,690					1,690
Account receivable - trade, net	13,083					13,083
Inventories, net	18,845					18,845
Prepaid expenses and other	3,831			(178)		3,653
Property, plant & equipment	19,737			(84)		19,653
Goodwill	18,970			262		19,232
Deferred income tax	1,843					1,843
Other assets	52					52

Total assets	$78,133	$—		$—		$78,133

Accounts payable – trade	$15,441					$15,441
Note payable to bank	4,854					4,854
Current portion of long-term obligations	450					450
Accrued expenses	15,063	(7,077	)(a)			7,986
Convertible subordinated notes due 2004	76,315	(76,315	)(a)			—
Senior secured notes due 2009	—	30,000	(b)			30,000
Long-term obligations	3,627					3,627

Total liabilities	115,750	(53,392)		—		62,358

Common stock	64			(14	)(e)	50
Additional paid-in capital	23,146	49,875	(c)	(57,296	)(e)	15,725
Accumulated deficit	(60,827)	3,517	(d)	57,310	(e)	—

Total liabilities and shareholders’ equity	$78,133	$—		$—		$78,133

(a)	Reduction of Convertible Notes, accrued interest on the Convertible Notes, and other liabilities subject to compromise for the implementation of the Plan of $83.4 million.
(b)	Increase in long-term obligations of $30.0 million associated with the issuance of the New Notes.
(c)	Increase in additional paid-in capital of $49.9 million reflecting the reorganization and issuance of the New Common Stock.
(d)	Effect of the gain on the extinguishment of debt. The income tax effects are reflected in the predecessor historical information. As a result, the effect on accumulated deficit is recognized excluding tax effects.
(e)	Elimination of accumulated deficit and issuance of New Common Stock reflecting the reorganized entity.

DISCONTINUED OPERATIONS

Electronic Component Distribution

As a result of significant losses incurred by the Company’s Electronic Component Distribution (“ECD”) segment during 2001 and 2002, the Company decided to exit the component distribution business either through a sale of the business or by discontinuance of its operations in 2003. Management completed a sale of identified assets of this division on June 13, 2003. Accordingly, the results of this division have been reported as a discontinued operation for all periods presented.

Revenue for the ECD division was $22.4 million for the three months ending March 31, 2003. The ECD division’s loss before income taxes was $17.2 million in the first quarter of 2003. Included in the loss from discontinued operations in the first quarter of 2003 is an impairment writedown of $3.3 million of goodwill, an $11.0 million writedown of inventory, and a $1.7 million impairment of fixed assets. The inventory writedown was determined with consideration given to the sale proceeds for the inventory included in the sale. The goodwill impairment was also recognized in response to the near term expectations established by the board of directors in March 2003 to either sell or otherwise discontinue these operations. As a result, the long-term turnaround previously estimated by management for this segment was no longer feasible and recovery of these assets was not expected in the near term. Also included in the pre-tax loss in the first quarter of 2003 is interest expense of $0.3 million that was allocated to the electronic component distribution business. The basis for this allocation considered interest expense which could reasonably have been expected to be avoided through the collection of the electronic components distribution division’s trade receivables, proceeds from the sales of assets held for sale, and subsequent payment on the working capital credit facility. Included in loss from discontinued operations in January 2004 is $0.2 million representing an increase in estimated workers compensation costs.

Computer Products Division

The Company exited the Computer Products (“CP”) business through a sale of identified assets of the division that was completed on October 27, 2003. Accordingly, the results of this division have been reported as a discontinued operation for all periods presented. Included in loss from discontinued operations in January 2004 is $0.3 million representing the change in the estimate of the recoverability of certain assets.

Revenue for the CP division was $10.6 million for the three months ending March 31, 2003 and the loss from operations before income taxes was $0.2 million for the same period. Interest expense of $0.1 million is included in pre-tax operations during the first three months of 2003. The basis for this allocation considered interest expense that can reasonably be expected to be avoided through the proceeds from the sales of assets held for sale, and subsequent payment on the working capital credit facility.

RESULTS OF OPERATIONS

As discussed above, the Company’s Plan of Reorganization became effective on February 3, 2004. As a result of the implementation of fresh start accounting as of January 31, 2004, the Company’s results of operations after that date are not comparable to results reported in prior periods because of differences in the bases of accounting and the capital structure for the Predecessor Company and the Reorganized Company. To facilitate comparisons to prior periods, the results of operations for the three months ended March 31, 2004, discussed below, includes the one month period ended January 31, 2004 for the Predecessor Company and the two months ended March 31, 2004 for the Reorganized Company.

Net Sales. Total first quarter net sales increased $1.1 million, or 3.0% from $34.5 million in the first quarter of 2003 to $35.6 million in the first quarter of 2004. This increase is primarily attributable to increased demand from previously established customers. We transacted business with approximately 40 to 50 customers in the first quarter of 2003 and 2004. The largest three customers represented approximately 14.4%, 11.0% and 8.9%, respectively, of first quarter 2004 net sales as compared to 14.3%, 11.6%, and 7.6%, respectively, of first quarter 2003 net sales.

The table which follows summarizes sales by industry segment:

Industry Segment	Three Months Ending March 31, 2004	Three Months Ending March 31, 2003
Medical Equipment	45.6%	37.9%
Industrial/Instrumentation	17.1%	14.9%
Banking	13.9%	12.4%
Telecommunications	11.7%	10.1%
Semiconductor Equipment	5.6%	7.4%
Governmental Equipment	0.0%	2.0%
All Others	6.1%	15.3%

Gross Profit. Total 2004 first quarter gross profit decreased $0.8 million, or 17.9%, from $4.3 million in the first quarter of 2003 to $3.5 million in the first quarter of 2004. The gross profit percentage was 9.9% in the first quarter of 2004 and 12.5% in the first quarter of 2003.

Selling, General, and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased $0.8 million, or 17.3%, from $4.8 million in the first quarter of 2003 to $4.0 million in the first quarter of 2004. These expenses, as a percentage of net sales, decreased from 14.0% in the first quarter of 2003 to 11.3% in the first quarter of 2004. The decrease in SG&A expenses is primarily the result of reductions of these costs from prior periods as a result of our reorganization and the divesture of the distribution and computer products divisions.

Interest Expense. Net interest expense decreased $1.1 million, or 68.7%, from $1.7 million in the first quarter of 2003 to $0.5 million in the first quarter of 2004. This decrease is primarily the result of the discharge of $76.3 million of Convertible Notes and the issuance of $30.0 million of Senior Secured Notes in accordance with the Plan of Reorganization. Approximately $1.3 million of interest expense was recorded in the first quarter of 2003 related to the Convertible Notes as compared to $0.4 million of interest expense for the two months ended March 31, 2004 associated with the Senior Secured Notes. No interest expense was recorded for the one month ended January 31, 2004 related to the Convertible Notes. The remaining decrease in net interest expense is the result of a decrease in average outstanding debt, excluding the Convertible Notes and Senior Secured Notes, of $26.2 million from $37.5 million in the first quarter of 2003 to $11.2 million in the first quarter of 2004. In the first quarter of 2003, interest expense of $0.4 million was allocated to the discontinued operations of our electronic component distribution business and computer products division. The basis for this allocation was interest expense which could reasonably have been expected to be avoided through the collection of our distribution division’s trade receivables, proceeds from the sales of assets held for sale, and subsequent payment on our working capital credit facility.

Income Taxes. The Company recorded income tax expense from continuing operations of $0.8 million and an income tax benefit from discontinued operations of $0.2 million for the month ended January 31, 2004. Also, the deferred tax asset was reduced by a corresponding amount. The income tax provision resulted primarily from the reorganization gain on debt discharge that was partially offset by operating losses. During the two month period ended March 31, 2004, we incurred losses before income taxes of $0.4 million. As a result, we recognized a deferred tax asset and an offsetting valuation allowance of $0.1 million, resulting in no income tax benefit. Realization of the tax loss carryforwards are contingent upon future taxable earnings in the appropriate jurisdiction. Each carryforward item is reviewed for expected utilization, using a “more likely than not” approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (federal or state), the relevant history for the particular item, the applicable expiration dates, and identified actions under our control in realizing the associated carryforward benefits. We assess the available positive and negative evidence surrounding the recoverability of the deferred tax assets and apply judgement in estimating the amount of valuation allowance necessary under the circumstances. We continue to assess and evaluate strategies that will enable the carryforward, or a greater portion thereof, to be utilized, and will reduce the valuation allowance appropriately for each item at such time when it is determined that the “more likely than not” criterion is satisfied. As noted above, the effect of the reorganization may reduce the amount of net operating losses and/or limit the amount that may be available to the company in a given period. Additionally, the carrying value of the deferred tax asset may be further adjusted during the fresh start allocation period as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We primarily finance our operations through, bank credit lines, operating cash flows, and short-term financing through supplier credit lines. Net cash provided by or used in operating activities has historically been provided by net income (loss) levels combined with fluctuations in inventory, accounts receivable and accounts payable. Operating activities from continuing operations for the first quarter of 2004 consumed cash of approximately $1.4 million. This use of cash resulted primarily from increases in accounts receivable of $1.6 million and decreases in accounts payable of $0.7 million offset by increases in accrued liabilities of $0.2 million and decreases in inventories of $0.4 million, prepaid expenses of $0.3 million, other assets of $0.7 million.

Capital expenditures totaled approximately $0.2 million in the first quarter of 2004. These capital expenditures were primarily for the acquisition of manufacturing equipment. These purchases were funded by the working capital credit facility, as defined below.

Credit Agreement. The Company has a revolving credit facility with Congress Financial Corporation that provides up to $25 million (the “Credit Agreement”) to fund the Company’s operations through February, 2007. The Credit Agreement contains certain covenants including a minimum quarterly measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined by the Credit Agreement. The Company was in compliance with the covenants contained in the Credit Agreement as of March 31, 2004. The Credit Agreement limits the amount of capital expenditures and prohibits the payment of dividends without the lender’s consent. The interest rate on the credit facility is based on the lender’s prime rate plus one percent. The Credit Agreement is collateralized by substantially all of the Company’s assets. Under the advance rates contained in the Credit Agreement, there was approximately $5.9 million of unused available credit on March 31, 2004. The Credit Agreement requires customer receipts to be directed to a lockbox and applied directly to the revolving credit facility. Accordingly, the debt is classified as a current liability.

Management believes that the credit facility, together with the Company’s available cash reserves and cash provided by operations, will be sufficient to meet our foreseeable capital requirements and working capital needs of our operations for at least the next twelve months. However, future liquidity and cash requirements will depend on a wide range of factors including the level of business in existing operations, credit lines extended by lenders and trade suppliers, the need for expansion of manufacturing operations in foreign countries (especially China) and capital expenditure requirements. There can be no assurance that financing will be available in amounts and on terms acceptable to management.

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

Fresh Start Accounting. In accordance with AICPA Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), the Company adopted “fresh start” accounting as of January 31, 2004 and the Company’s emergence from Chapter 11 resulted in a new reporting entity. Under “fresh start” accounting, the reorganization value of the entity is allocated to the entity’s assets based on fair values, and liabilities are stated at the present value of amounts to be paid determined at appropriate current interest rates. The effective date is considered to be the close of business on January 31, 2004 for financial reporting purposes. The periods presented prior to February 1, 2004 have been designated “Predecessor Company” and the periods subsequent to January 31, 2004 have been designated “Reorganized Company.” As a result of the implementation of fresh start accounting, the financial statements of the Company after the effective date are not comparable to the Company’s financial statements for prior periods.

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

Goodwill. In assessing the Company’s goodwill for impairment in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” the Company is required to assess the valuation of its reporting units, which involves making significant assumptions about the future cash flows and overall performance of its reporting units. Should these assumptions or the structure of the reporting units change in the future based upon market conditions or changes in business strategy, the Company may be required to record impairment charges to its goodwill. In 2003, goodwill of approximately $3.3 million which was recorded in conjunction with a prior business acquisition by our electronic component distribution division, was expensed and included in the loss from discontinued operations. The Company updated it’s analysis in response to filing a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the fourth quarter of 2003. This discounted cash flow analysis indicated that the goodwill recorded as a result of the purchase of a flat panel display business was fully impaired. Accordingly, the Company recorded an impairment charge of approximately $7.8 million in 2003, which was recognized in the fourth quarter of 2003. As discussed above, the Company is in the process of allocating the reorganization value among the company’s assets in the accordance with the implementation of fresh start accounting.

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

Contingencies. The Company is the subject of various threatened or pending legal actions and contingencies in the normal course of conduction its business. The Company provides for costs related to these matters when a loss is probable and the amount can be reasonably estimated. The Company assesses the likelihood of adverse judgments or outcomes to these matters, as well as the range of potential losses. A determination of the reserves required, if any, is made after careful analysis. The required reserves may change in the future due to new developments.

NEW ACCOUNTING PRONOUNCEMENTS

On January 31, 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies existing accounting for whether variable interest entities should be consolidated in financial statements based upon the investees’ ability to finance its activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies to years or interim periods beginning after June 15, 2003 with certain disclosure provisions required for financial statements issued after January 31, 2003. The Company currently does not have investments in any variable interest entities. In December 2003 the FASB issued FIN No. 46 (revised), which replaced FIN No. 46. FIN No. 46 (revised) is effective immediately for certain disclosure requirements and variable interest entities referred to as special-purpose entities for periods ending after December 15, 2003 and for all other types of entities for financial statements for periods ending after March 15, 2004. The application of FIN 46(revised) in 2003 and in the first quarter of 2004 did not have a material effect on it’s the Company’s financial position, results of operations and cash flows.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2004. Market risk information is contained under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our 2003 Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, under the supervision and with the participation of our Chief Executive Officer (who is also the Acting Chief Financial Officer), the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPTRON ELECTRONICS, INC.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of the Security Holders

None.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

31.1	Certification of the Chief Executive Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

(1) On March 19, 2004, we filed a Current Report on Form 8-K in which we disclosed and filed under Items 5 and 7 a press release announcing that our new shares of common stock and new bonds would begin trading on March 22, 2004 and that Neil Subin, a member of the Board of Directors tendered his resignation.

(2) On March 11, 2004, we filed a Current Report on Form 8-K in which we disclosed and filed under Items 7 and 12 a press release announcing our results of operations for the fourth quarter ended December 31, 2003.

(3) On January 28, 2004, we filed a Current Report on Form 8-K in which we disclosed and filed under Items 3 and 7 a press release announcing the confirmation of our Plan of Reorganization.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 24, 2004

REPTRON ELECTRONICS, INC.
(Registrant)

By:	/s/ Paul J. Plante
Paul J. Plante, President, Chief Executive
Officer and Acting Chief Financial Officer
(Principal Financial and Accounting Officer and
and Duly Authorized Officer)