Form 10-Q
period 2004-06-30
REPTRON ELECTRONICS INC
filed 2004-08-16
CIK 918765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Registrant’s telephone number, including area code: (813) 854 - 2000

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

5,000,000 shares of common stock issued and outstanding as of August 16, 2004.

REPTRON ELECTRONICS, INC.

INDEX

			Page Number

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Statements of Operations — Three months ended June 30, 2004 (Reorganized Company) and June 30, 2003 (Predecessor Company) and five months ended June 30, 2004 (Reorganized Company), one month ended January 31, 2004 (Predecessor Company) and six months ended June 30, 2003 (Predecessor Company)	3

		Consolidated Balance Sheets — June 30, 2004 (Reorganized Company) and December 31, 2003 (Predecessor Company)	4

		Consolidated Statements of Cash Flows — Five months ended June 30, 2004 (Reorganized Company), one month ended January 31, 2004 (Predecessor Company) and six months ended June 30, 2003 (Predecessor Company)	5

		Notes to Consolidated Financial Statements — June 30, 2004	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

	Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K	23

Signatures			24

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

REPTRON ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Reorganized Company Three Months Ended June 30, 2004	Predecessor Company Three Months Ended June 30, 2003	Reorganized Company Five Months Ended June 30, 2004	Predecessor Company One Month Ended January 31, 2004	Predecessor Company Six Months Ended June 30, 2003
Net Sales	$35,590	$39,681	$58,777	$12,368	$74,205
Cost of goods sold	31,093	34,229	51,638	11,479	64,452

Gross profit	4,497	5,452	7,139	889	9,753

Selling, general and administrative expenses	3,950	4,523	6,502	1,447	9,468

Operating income (loss)	547	929	637	(558)	285

Other income (expense):
Interest expense, net	(721)	(1,640)	(1,178)	(61)	(3,182)
Gain on debt discharge (Note B)	—	—	—	3,517	—
Reorganization costs (Note B)	(16)	—	(16)	(853)	—

Total other income (expense)	(737)	(1,640)	(1,194)	2,603	(3,182)

Earnings (loss) before income taxes	(190)	(711)	(557)	2,045	(2,897)

Income tax provision	—	—	—	777	—

Earnings (loss) from continuing operations	(190)	(711)	(557)	1,268	(2,897)

Discontinued operations (Note C)
Earnings (loss) from discontinued operations	43	(1,304)	43	(507)	(18,732)
Income tax benefit	—	—	—	193	—

Earnings (loss) on discontinued operations	43	(1,304)	43	(314)	(18,732)

Net earnings (loss)	$(147)	$(2,015)	$(514)	$954	$(21,629)

Net earnings (loss) from continuing operations per common share - basic and diluted:	$(0.04)	$(0.11)	$(0.11)	$0.20	$(0.45)
Net earnings (loss) from discontinued operations per common share - basic and diluted:	$0.01	$(0.20)	$0.01	$(0.05)	$(2.92)

Net earnings (loss) per common share - basic and diluted	$(0.03)	$(0.31)	$(0.10)	$0.15	$(3.37)

Weighted average Common Stock equivalent shares outstanding - basic and diluted	5,000,000	6,417,196	5,000,000	6,417,196	6,417,196

The accompanying notes are an integral part of these financial statements

REPTRON ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	Reorganized Company June 30, 2004	Predecessor Company December 31, 2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$352	$311
Restricted Cash	1,040	2,640
Account receivable - trade, net	15,852	12,974
Inventories, net	20,164	19,546
Prepaid expenses and other	2,115	3,516

Total current assets	39,523	38,987

PROPERTY, PLANT & EQUIPMENT, NET	18,013	20,098
GOODWILL	19,231	18,970
DEFERRED INCOME TAX	1,875	2,449
OTHER ASSETS	117	719

TOTAL ASSETS	$78,759	$81,223

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable – trade	$15,837	$15,167
Accrued expenses	4,844	7,333
Note payable to bank	8,888	6,214
Current portion of long-term obligations	450	437
Liabilities subject to compromise	—	83,456

Total current liabilities	30,019	112,607

SENIOR SECURED NOTES	30,000	—
LONG-TERM OBLIGATIONS, less current portion	3,476	3,670

SHAREHOLDERS’ EQUITY
Preferred Stock - authorized 10,000,000 and 15,000,000 shares of $.10 par value; no shares issued	—	—
Common Stock - authorized 50,000,000 shares of $.01 par value; issued and outstanding, 5,000,000 and 6,417,196 shares, respectively	50	64
Additional paid-in capital	15,725	23,146
Accumulated deficit	(511)	(58,264)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	15,264	(35,054)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$78,759	$81,223

The accompanying notes are an integral part of these financial statements

REPTRON ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Reorganized Company Five Months Ended June 30, 2004	Predecessor Company One Month Ended January 31, 2004	Predecessor Company Six Months Ended June 30, 2003
Cash flows from operating activities of continuing operations:
Net earnings (loss)	$(514)	$954	$(21,629)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities of continuing operations:
Net (earnings) loss from discontinued operations	(43)	314	18,732
Depreciation	1,941	412	2,665
Amortization	—	—	387
Deferred tax asset	(32)	606	2
Reorganization gain on debt discharge	—	(3,517)	—
Change in assets and liabilities:
Accounts receivable	(2,901)	23	2,362
Inventories	(1,319)	701	3,955
Prepaid expenses and other current assets	1,213	(1,024)	(308)
Other assets	(69)	666	(719)
Accounts payable	(48)	281	(3,199)
Accrued expenses	(1,489)	1,238	2,429

Net cash provided by (used in) operating activities of continuing operations	(3,261)	654	4,677

Cash flows from investing activities of continuing operations:
Decrease in restricted cash	650	950	—
Purchases of property, plant & equipment	(301)	(51)	(508)

Net cash provided by (used in) investing activities of continuing operations	349	899	(508)

Cash flows from financing activities of continuing operations:
Net proceeds (payments) on notes payable to banks	4,034	(1,360)	(14,752)
Payments on long-term obligations	(151)	(30)	(493)

Net cash provided by (used in) financing activities of continuing operations	3,883	(1,390)	(15,245)

Net increase (decrease) in cash and cash equivalents	971	163	(11,076)

Net increase in cash and cash equivalents from discontinued operations (see Note J)	(701)	(392)	11,215

Cash and cash equivalents at the beginning of the period	82	311	370

Cash and cash equivalents at the end of the period	$352	$82	$509

Cash paid for interest	$303	$61	$1,256

The accompanying notes are an integral part of these financial statements

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

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

JUNE 30, 2004

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

Interest expense of approximately $1.3 million and $2.6 million on the Convertible Notes was accrued in the second quarter and first half of 2003, respectively, even though the Company discontinued interest payments on such debt. Interest expense for January 2004 excludes $0.4 million of stated contractual interest associated with the Convertible Notes.

The Company incurred $0.9 million of reorganization costs during the first half of 2004, which primarily includes professional fees of approximately $0.4 million, debt issuance costs of approximately $0.2 million, and contract settlement and other miscellaneous costs of approximately $0.3 million.

The Company’s emergence from Chapter 11 bankruptcy proceedings on February 3, 2004 resulted in a new reporting entity and adoption of fresh start reporting, in accordance with SOP 90-7. Although the effective date of the Plan was February 3, 2004, the Company has accounted for the consummation of the Plan as if it occurred at the close of business on January 31, 2004. The balance sheet as of December 31, 2003 does not give effect to any adjustments in the carrying value of assets or the amounts or classification of liabilities that were recorded upon adoption of fresh start accounting. As a result of the extinguishment of the liabilities subject to compromise, the Company recognized a reorganization gain on debt discharge amounting to $3.5 million, representing the excess of the carrying value of those liabilities compared to management’s estimate of the fair value of the New Common Stock and the New Notes. As provided for in the Company’s Plan of Reorganization, the holders of the liabilities subject to compromise would receive their ratable portion of the New Common Stock and New Notes in full satisfaction of those liabilities.

The following unaudited financial information reflects the implementation of the Plan as of the close of business on January 31, 2004. Reorganization adjustments have been made to reflect the discharge of debt and adoption of fresh start reporting in accordance with SOP 90-7. Accordingly, the reorganization value of the Company of $86 million, as disclosed in our Plan of Reorganization and related Disclosure Statement, limited to the aggregate carrying value of the pre-emergence assets, has been used to allocate the value of the assets and liabilities of the Company in conformity with Statement of Financial

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

NOTE B – PLAN OF REORGANIZATION - Continued

Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” The Company determined that independent third party appraisals of its long-term tangible and intangible assets was necessary in order to allocate the reorganization value of the Company to its various assets at January 31, 2004. Those valuation procedures have not been finalized as of the date of these financial statements. The fresh-start adjustments included in the table which follows represent management’s preliminary estimate of adjustments necessary to record assets and liabilities at fair value. Any future adjustments are expected to primarily result in allocations among property and equipment, intangible assets and certain accounts receivable. Additionally, the Company is evaluating the effects the reorganization will have on its income tax net operating losses, other deferred tax assets, deferred tax liabilities and related valuation allowance. The amounts of net operating losses available to the company may be limited in total or be subject to annual limitations. These factors will be further considered during the completion of the allocation discussed above. The Company expects to substantially complete this allocation in the third quarter of 2004. However, additional allocations may occur following that date.

	January 31, 2004
	Predecessor Company	Debt Discharge		Fresh Start		Reorganized Company
(In Thousands)

Cash and cash equivalents	$82					$82
Restricted Cash	1,690					1,690
Account receivable - trade, net	13,083					13,083
Inventories, net	18,845					18,845
Prepaid expenses and other	3,831			(178)		3,653
Property, plant & equipment	19,737			(84)		19,653
Goodwill	18,970			262		19,232
Deferred income tax	1,843					1,843
Other assets	52					52

Total assets	$78,133	$—		$—		$78,133

Accounts payable – trade	$15,441					$15,441
Note payable to bank	4,854					4,854
Current portion of long-term obligations	450					450
Accrued expenses	15,063	(7,077	)(a)			7,986
Convertible subordinated notes due 2004	76,315	(76,315	)(a)			—
Senior secured notes due 2009	—	30,000	(b)			30,000
Long-term obligations	3,627					3,627

Total liabilities	115,750	(53,392)		—		62,358

Common stock	64			(14	)(e)	50
Additional paid-in capital	23,146	49,875	(c)	(57,296	)(e)	15,725
Accumulated deficit	(60,827)	3,517	(d)	57,310	(e)	—

Total liabilities and shareholders’ equity	$78,133	$—		$—		$78,133

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

NOTE B – PLAN OF REORGANIZATION - Continued

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

Revenue for the ECD division was $13.8 million for the three months ending June 30, 2003 and $36.2 million for the first half of 2003. The ECD division’s loss before income taxes was $17.3 million in the first half of 2003. Included in the loss from discontinued operations in the first half of 2003 is an impairment writedown of $3.3 million of goodwill, an $11.0 million writedown of inventory, and a $1.7 million impairment of fixed assets. The inventory writedown was determined with consideration given to the sale proceeds for the inventory included in the sale. The goodwill impairment was also recognized in response to the near term expectations established by the board of directors in March 2003 to either sell or otherwise discontinue these operations. As a result, the long-term turnaround previously estimated by management for this segment was no longer feasible and recovery of these assets was not expected in the near term. Also included in the pre-tax loss in the first half of 2003 is interest expense of $0.5 million that was allocated to the electronic component distribution business. The basis for this allocation considered interest expense which could reasonably have been expected to be avoided through the collection of the electronic components distribution division’s trade receivables, proceeds from the sales of assets held for sale, and subsequent payment on the working capital credit facility. Included in loss from discontinued operations in January 2004 is $0.2 million representing an increase in estimated workers compensation costs.

Computer Products Division

The Company exited the Computer Products (“CP”) business through a sale of identified assets of the division that was completed on October 27, 2003. Accordingly, the results of this division have been reported as a discontinued operation for all periods presented.

Revenue for the CP division was $5.8 million for the three months ending June 30, 2003 and $16.4 million for the first half of 2003. The loss from operations before income taxes was $1.2 million and $1.4 million for the same periods, respectively. Interest expense of $0.1 million and $0.2 million is included in pre-tax operations during the second quarter of 2003 and the first half of 2003, respectively. The basis for this allocation considered interest expense that can reasonably be expected to be avoided through the proceeds from the sales of assets held for sale, and subsequent payment on the working capital credit facility. Included in loss from discontinued operations in January 2004 is $0.3 million representing the change in estimate of the recoverability of certain assets.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

NOTE D — NEW ACCOUNTING PRONOUNCEMENTS

On January 31, 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies existing accounting for whether variable interest entities should be consolidated in financial statements based upon the investees’ ability to finance its activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies to years or interim periods beginning after June 15, 2003 with certain disclosure provisions required for financial statements issued after January 31, 2003. The Company currently does not have investments in any variable interest entities. In December 2003 the FASB issued FIN No. 46(R), which replaced FIN No. 46. FIN No. 46(R) is effective immediately for certain disclosure requirements and variable interest entities referred to as special-purpose entities for periods ending after December 15, 2003 and for all other types of entities for financial statements for periods ending after March 15, 2004. The application of FIN 46(R) in 2003 and in the first half of 2004 did not have a material effect on it’s the Company’s financial position, results of operations and cash flows.

NOTE E — INVENTORIES

Inventories consist of the following (in thousands):

	Reorganized Company June 30, 2004	Predecessor Company December 31, 2003
Raw materials	$13,484	$12,802
Work in process	5,636	6,612
Finished goods	1,816	1,836

	20,936	21,250
Less reserve for excess and obsolete inventory	(772)	(1,704)

	$20,164	$19,546

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

NOTE F — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share (in thousands):

	Reorganized Company Three Months Ended June 30, 2004	Predecessor Company Three Months Ended June 30, 2003	Reorganized Company Five Months Ended June 30, 2004	Predecessor Company One Month Ended January 31, 2004	Predecessor Company Six Months Ended June 30, 2003
Numerator:
Net earnings (loss)	$(147)	$(2,015)	$(514)	$954	$(21,629)

Denominator:
For basic earnings (loss) per share - Weighted average shares	5,000,000	6,417,196	5,000,000	6,417,196	6,417,196

Effect of dilutive securities:
Employee stock options	—	—	—	—	—

For diluted earnings (loss) per share	5,000,000	6,417,196	5,000,000	6,417,196	6,417,196

Net earnings (loss) per common share - basic	$(0.03)	$(0.31)	$(0.10)	$0.15	$(3.37)

Net earnings (loss) per common share - diluted	$(0.03)	$(0.31)	$(0.10)	$0.15	$(3.37)

For the three and six month periods ended March 31, 2003 and the one month period ended January 31, 2004, all options have been excluded from the computation of diluted earnings per share because their effect on loss per share would be anti-dilutive.

The Convertible Notes were not included in the computation of earnings per share for the three and six month periods ended June 30, 2003 and the one month period ended January 31, 2004 because the conversion price of $28.50 exceeded the average market price of the common stock. Therefore, the effect would be anti-dilutive.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

NOTE G – NOTE PAYABLE TO BANK

The Company has a revolving credit facility with Congress Financial Corporation that provides up to $25 million (the “Credit Agreement”) to fund the Company’s operations through February, 2007. The Credit Agreement contains certain covenants including a minimum quarterly measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined by the Credit Agreement. The Company was in compliance with the covenants contained in the Credit Agreement as of June 30, 2004. The interest rate on the credit facility is based on the lender’s prime rate plus one percent. The Credit Agreement is collateralized by substantially all of the Company’s assets. This credit facility, together with the Company’s available cash reserves and cash provided by operations, is expected to provide sufficient liquidity for the Company to pay for goods and services within standard terms. Under the advance rates contained in the Credit Agreement, there was approximately $4.7 million of unused available credit on June 30, 2004. The Credit Agreement requires customer receipts to be directed to a lockbox and applied directly to the revolving credit facility. Accordingly, the debt is classified as a current liability.

NOTE H – INCOME TAXES

The Company recorded income tax expense from continuing operations of $0.8 million and an income tax benefit from discontinued operations of $0.2 million for the month ended January 31, 2004. Also, the deferred tax asset was reduced by a corresponding amount. The income tax provision resulted primarily from the reorganization gain on debt discharge that was partially offset by operating losses. During the five month period ended June 30, 2004, the Company incurred losses before income taxes of $0.6 million. As a result, Reptron recognized a deferred tax asset and an offsetting valuation allowance of approximately $0.2 million, resulting in no income tax benefit. Realization of the tax loss carryforwards are contingent upon future taxable earnings in the appropriate jurisdiction. Each carryforward item is reviewed for expected utilization, using a “more likely than not” approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (federal or state), the relevant history for the particular item, the applicable expiration dates, and identified actions under the Company’s control in realizing the associated carryforward benefits. The Company assesses the available positive and negative evidence surrounding the recoverability of the deferred tax assets and applies judgment in estimating the amount of valuation allowance necessary under the circumstances. Management continues to assess and evaluate strategies that will enable the carryforward, or a greater portion thereof, to be utilized, and will reduce the valuation allowance appropriately for each item at such time when it is determined that the “more likely than not” criterion is satisfied. As noted above, the effect of the reorganization may reduce the amount of net operating losses and/or limit the amount that may be available to the company in a given period. Additionally, the carrying value of the deferred tax asset may be further adjusted during the fresh start allocation period as discussed above.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

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

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS No. 123, the Company’s net loss and net loss per common share would have been the pro forma amounts indicated below (in thousands):

	Reorganized Company Three Months Ended June 30, 2004	Predecessor Company Three Months Ended June 30, 2003	Reorganized Company Five Months Ended June 30, 2004	Predecessor Company One Month Ended January 31, 2004	Predecessor Company Six Months Ended June 30, 2003
Reported net income (loss)	$(147)	$(2,015)	$(514)	$954	$(21,629)

Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—	—	—

Deduct: Total stock-based employee Compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	—	33	—	—	64

Pro forma net income (loss)	$(147)	$(2,048)	$(514)	$954	$(21,693)

Net income (loss) per common share - basic:
As reported	$(0.03)	$(0.31)	$(0.10)	$0.15	$(3.37)
Pro forma	$(0.03)	$(0.32)	$(0.10)	$0.15	$(3.38)

Net income (loss) per common share - diluted:
As reported	$(0.03)	$(0.31)	$(0.10)	$0.15	$(3.37)
Pro forma	$(0.03)	$(0.32)	$(0.10)	$0.15	$(3.38)

Prior to the effective date of the Plan of Reorganization of February 3, 2004, the Company provided for three stock option plans which were terminated in accordance with the Plan of Reorganization as of January 31, 2004. The Plan of Reorganization provides for the adoption of a new stock option plan whereby up to 10% of the Company’s New Common Stock may be issuable in connection with options granted under the new plan. As of June 30, 2004, no options had been granted under the new plan. The Company has committed to granting 175,000 options to its CEO and 50,000 options to each of its four outside directors. All of these options will have an option price of $10.53 and will be granted during the third quarter of 2004.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

NOTE J – STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information from discontinued operations are as follows (in thousands):

	Reorganized Company Five Months Ended June 30, 2004	Predecessor Company One Month Ended January 31, 2004	Predecessor Company Six Months Ended June 30, 2003
Net earnings (loss) from discontinued operations	$43	$(314)	$(18,732)
Depreciation and amortization	—	—	178
Goodwill impairment	—	—	3,294
Fixed asset impairment	—	—	1,800
Fixed asset purchases	—	—	(248)
Reduction in inventories, including LCM adjustment and sale to buyer	—	—	25,317
Reduction in accounts receivable	132	(132)	9,526
Prepaid expenses and other current assets	325	709	(927)
Other assets	5	1	260
Reduction in accounts payable, including accounts assumed by the buyer	(190)	(7)	(6,707)
Accrued expenses	(1,016)	(649)	(2,546)

Net cash provided by (used in) discontinued operations	$(701)	$(392)	$11,215

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

REORGANIZATION

On October 28, 2003, Reptron filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Under the terms of the Plan, substantially all of Reptron’s general unsecured creditors (except for holders of the Convertible Notes and certain other creditors) are to receive full payment for all pre-petition claims within ninety days subsequent to the Plan’s effective date. The Plan was confirmed by the bankruptcy court on January 14, 2004 and became effective February 3, 2004, resulting in conversion of the $76.3 million of Convertible Notes, $6.4 million of accrued interest and $0.7 million of other liabilities into $30 million of Senior Secured Notes due in 2009 (“New Notes”) and the issuance of 95% of the common stock of the reorganized entity (“New Common Stock”). Previously outstanding common stock was exchanged for 5% of the New Common Stock. The New Notes carry an interest rate of seven percent per annum during the first two years and eight percent per annum during the remaining three years.

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

Interest expense of approximately $1.3 million and $2.6 million on the Convertible Notes was accrued in the second quarter and first half of 2003, respectively, even though the Company discontinued interest payments on such debt. Interest expense for January 2004 excludes $0.4 million of stated contractual interest associated with the Convertible Notes.

The Company incurred $0.9 million of reorganization costs during January 2004, which primarily includes professional fees of approximately $0.4 million, debt issuance costs of approximately $0.2 million, and contract settlement and other miscellaneous costs of approximately $0.3 million.

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

The following unaudited financial information reflects the implementation of the Plan as of the close of business on January 31, 2004. Reorganization adjustments have been made to reflect the discharge of debt and adoption of fresh start reporting in accordance with SOP 90-7. Accordingly, the reorganization value of the Company, as provided for in our Plan of Reorganization and Disclosure Statement, limited to the aggregate book value of the pre-emergence assets, has been used to allocate the value of the assets and liabilities of the Company in conformity with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” The Company determined that independent third party appraisals of its long-term tangible and intangible assets was necessary in order to allocate the reorganization value of the Company to its various assets at January 31, 2004. Those valuation procedures have not been finalized as of the date of these financial statements. The fresh-start adjustments included in the table which follows represent management’s preliminary estimate of adjustments necessary to record assets and liabilities at fair value. Any future adjustments are expected to primarily result in allocations among property and equipment, intangible assets and certain accounts receivable. Additionally, the Company is evaluating the effects the reorganization will have on its its income tax net operating losses and other deferred tax assets and liabilities. The amounts of net operating losses available to the company may be limited in total or be subject to annual limitations. These factors will be further considered during the completion of the allocation discussed above. The Company expects to substantially complete this allocation in the third quarter of 2004. However, additional allocations may occur following that date.

	January 31, 2004
	Predecessor Company	Debt Discharge		Fresh Start		Reorganized Company
(In Thousands)
Cash and cash equivalents	$82					$82
Restricted Cash	1,690					1,690
Account receivable - trade, net	13,083					13,083
Inventories, net	18,845					18,845
Prepaid expenses and other	3,831			(178)		3,653
Property, plant & equipment	19,737			(84)		19,653
Goodwill	18,970			262		19,232
Deferred income tax	1,843					1,843
Other assets	52					52

Total assets	$78,133	$—		$—		$78,133

Accounts payable – trade	$15,441					$15,441
Note payable to bank	4,854					4,854
Current portion of long-term obligations	450					450
Accrued expenses	15,063	(7,077	)(a)			7,986
Convertible subordinated notes due 2004	76,315	(76,315	)(a)			—
Senior secured notes due 2009	—	30,000	(b)			30,000
Long-term obligations	3,627					3,627

Total liabilities	115,750	(53,392)		—		62,358

Common stock	64			(14	)(e)	50
Additional paid-in capital	23,146	49,875	(c)	(57,296	)(e)	15,725
Accumulated deficit	(60,827)	3,517	(d)	57,310	(e)	—

Total liabilities and shareholders’ equity	$78,133	$—		$—		$78,133

(a)	Reduction of Convertible Notes, accrued interest on the Convertible Notes, and other liabilities subject to compromise for the implementation of the Plan of $83.4 million.
(b)	Increase in long-term obligations of $30.0 million associated with the issuance of the New Notes.
(c)	Increase in additional paid-in capital of $49.9 million reflecting the reorganization and issuance of the New Common Stock.
(d)	Effect of the gain on the extinguishment of debt. The income tax effects are reflected in the predecessor historical information. As a result, the effect on accumulated deficit is recognized excluding tax effects.
(e)	Elimination of accumulated deficit and issuance of New Common Stock reflecting the reorganized entity.

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

Revenue for the ECD division was $13.8 million for the three months ending June 30, 2003 and $36.2 million for the first half of 2003. The ECD division’s loss before income taxes was $17.3 million in the first half of 2003. Included in the loss from discontinued operations in the first quarter of 2003 is an impairment writedown of $3.3 million of goodwill, an $11.0 million writedown of inventory, and a $1.7 million impairment of fixed assets. The inventory writedown was determined with consideration given to the sale proceeds for the inventory included in the sale. The goodwill impairment was also recognized in response to the near term expectations established by the board of directors in March 2003 to either sell or otherwise discontinue these operations. As a result, the long-term turnaround previously estimated by management for this segment was no longer feasible and recovery of these assets was not expected in the near term. Also included in the pre-tax loss in the first half of 2003 is interest expense of $0.5 million that was allocated to the electronic component distribution business. The basis for this allocation considered interest expense which could reasonably have been expected to be avoided through the collection of the electronic components distribution division’s trade receivables, proceeds from the sales of assets held for sale, and subsequent payment on the working capital credit facility. Included in loss from discontinued operations in January 2004 is $0.2 million representing an increase in estimated of workers compensation costs.

Computer Products Division

The Company exited the Computer Products (“CP”) business through a sale of identified assets of the division that was completed on October 27, 2003. Accordingly, the results of this division have been reported as a discontinued operation for all periods presented.

Revenue for the CP division was $5.8 million for the three months ending June 30, 2003 and $16.4 million for the first half of 2003. The loss from operations before income taxes was $1.2 million and $1.4 million for the same periods, respectively. Interest expense of $0.1 million and $0.2 million is included in pre-tax operations during the second quarter of 2003 and the first half of 2003, respectively. The basis for this allocation considered interest expense that can reasonably be expected to be avoided through the proceeds from the sales of assets held for sale, and subsequent payment on the working capital credit facility. Included in loss from discontinued operations in January 2004 is $0.3 million representing the change in estimate of the recoverability of certain assets.

RESULTS OF OPERATIONS

As discussed above, the Company’s Plan of Reorganization became effective on February 3, 2004. As a result of the implementation of fresh start accounting as of January 31, 2004, the Company’s results of operations after that date are not comparable to results reported in prior periods because of differences in the bases of accounting and the capital structure for the Predecessor Company and the Reorganized Company. To facilitate comparisons to prior periods, the results of operations for the six months ended June 30, 2004, discussed below, includes the one month period ended January 31, 2004 for the Predecessor Company and the five months ended June 30, 2004 for the Reorganized Company.

Net Sales. Total second quarter net sales decreased $4.1 million, or 10.3% from $39.7 million in the second quarter of 2003 to $35.6 million in the second quarter of 2004. Total sales decreased $3.1 million, or 4.1% from $74.2 million in the first half of 2003 to $71.1 million in the first half of 2004. These decreases are primarily attributable to decreased demand of electronic voting equipment from our customer in the governmental segment. During 2003 and 2004 we transacted business with approximately 40 to 50 customers. The largest three customers in the second quarter of 2004 represented approximately 13.0%, 11.7% and 11.5%, respectively, of net sales as compared to 19.0%, 13.5%, and 10.3%, respectively, of second quarter 2003 net sales. The largest three customers in the first half of 2004 represented approximately 13.1%, 11.3% and 11.0%, respectively, of net sales as compared to 15.6%, 13.9%, and 9.1%, respectively, of net sales in the first half of 2003.

The table which follows summarizes sales by industry segment:

Industry Segment	Three Months Ending June 30, 2004	Three Months Ending June 30, 2003	Six Months Ending June 30, 2004	Six Months Ending June 30, 2003
Medical Equipment	44%	38%	44%	38%
Telecommunications	15%	9%	13%	10%
Banking	14%	12%	14%	12%
Industrial/Instrumentation	14%	12%	15%	13%
Semiconductor Equipment	10%	5%	8%	6%
Governmental Equipment	0%	10%	0%	6%
All Others	3%	14%	6%	15%

Gross Profit. Total 2004 second quarter gross profit decreased $1.0 million, or 17.5%, from $5.5 million in the second quarter of 2003 to $4.5 million in the second quarter of 2004. Gross profit decreased $1.7 million, or 18.0% in the first six months of 2004 from $9.8 million in the first half of 2003 to $8.0 million in the first half of 2004. The gross profit percentage was 12.6% in the second quarter of 2004 and 11.3% in the first half of 2004 as compared to 13.7% in the second quarter of 2003 and 13.1% in the first half of 2003. The variances in gross profit percentages from the prior year periods is primarily attributable to higher fixed cost absorption rates due to lower sales levels experienced in 2004.

Selling, General, and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased $0.5 million, or 12.7%, from $4.5 million in the second quarter of 2003 to $4.0 million in the second quarter of 2004. These expenses, as a percentage of net sales, decreased from 11.4% in the second quarter of 2003 to 11.1% in the second quarter of 2004. SG&A expenses decreased $1.5 million, or 16.0% from $9.5 million in the first half of 2003 to $7.9 million in the first half of 2004. These expenses, as a percentage of net sales, decreased from 12.8% in the first half of 2003 to 11.1% in the first half of 2004. The reduction in SG&A expenses is primarily the result of our reorganization and the divesture of the distribution and computer products divisions.

Interest Expense. Net interest expense decreased $0.9 million, or 56.0%, from $1.6 million in the second quarter of 2003 to $0.7 million in the second quarter of 2004. Net interest expense decreased $1.9 million, or 61.1%, from $3.2 million in the first half 2003 to $1.2 million in the first half of 2004. These decreases are primarily the result of the discharge of $76.3 million of Convertible Notes and the issuance of $30.0 million of Senior Secured Notes in accordance with the Plan of Reorganization. Approximately $1.3 million and $2.6 million of interest expense was recorded in the second quarter and first half of 2003, respectively, related to the Convertible Notes as compared to $0.5 million and $0.9 million of interest expense for the second quarter of 2004 and the five months ending June 2004, respectively, associated with the Senior Secured Notes. No interest expense was recorded for the one month ended January 31, 2004 related to the Convertible Notes. The remaining decrease in net interest expense is the result of a decrease in average outstanding debt, excluding the Convertible Notes and Senior Secured Notes, of $19.6 million from $31.2 million in the first half of 2003 to $11.6 million in the first half of 2004. Interest expense of $0.3 million and $0.7 million was allocated to the discontinued operations of our electronic component distribution business and computer products division in the second quarter of 2003 and the first six months of 2003, respectively. The basis for this allocation was interest expense which could reasonably have been expected to be avoided through the collection of our distribution division’s trade receivables, proceeds from the sales of assets held for sale, and subsequent payment on our working capital credit facility.

Income Taxes. The Company recorded income tax expense from continuing operations of $0.8 million and an income tax benefit from discontinued operations of $0.2 million for the month ended January 31, 2004. Also, the deferred tax asset was reduced by a corresponding amount. The income tax provision resulted primarily from the reorganization gain on debt discharge that was partially offset by operating losses. During the five month period ended June 30, 2004, we incurred losses before income taxes of $0.6 million. As a result, we recognized a deferred tax asset and an offsetting valuation allowance of $0.2 million, resulting in no income tax benefit. Realization of the tax loss carryforwards are contingent upon future taxable earnings in the appropriate jurisdiction. Each carryforward item is reviewed for expected utilization, using a “more likely than not” approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (federal or state), the relevant history for the particular item, the applicable expiration dates, and identified actions under our control in realizing the associated carryforward benefits. We assess the available positive and negative evidence surrounding the recoverability of the deferred tax assets and apply judgement in estimating the amount of valuation allowance necessary under the circumstances. We continue to assess and evaluate strategies that will enable the carryforward, or a greater portion thereof, to be utilized, and will reduce the valuation allowance appropriately for each item at such time when it is determined that the “more likely than not” criterion is satisfied. As noted above, the effect of the reorganization may reduce the amount of net operating losses and/or limit the amount that may be available to the company in a given period. Additionally, the carrying value of the deferred tax asset may be further adjusted during the fresh start allocation period as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We primarily finance our operations through bank credit lines, operating cash flows, and short-term financing through supplier credit lines. Net cash provided by or used in operating activities has historically been provided by net income (loss) levels combined with fluctuations in inventory, accounts receivable and accounts payable. Operating activities from continuing operations for the first half of 2004 consumed cash of approximately $2.6 million. This use of cash resulted primarily from increases in accounts receivable of $2.9 million and inventory of $0.6 million and offset by decreases in prepaid expenses and other assets of $0.8 million.

Capital expenditures totaled approximately $0.4 million in the first half of 2004. These capital expenditures were primarily for the acquisition of manufacturing equipment. These purchases were funded by the working capital credit facility, as defined below.

Credit Agreement. The Company has a revolving credit facility with Congress Financial Corporation that provides up to $25 million (the “Credit Agreement”) to fund the Company’s operations through February, 2007. The Credit Agreement contains certain covenants including a minimum quarterly measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined by the Credit Agreement. The Company was in compliance with the covenants contained in the Credit Agreement as of June 30, 2004. The Credit Agreement limits the amount of capital expenditures and prohibits the payment of dividends without the lender’s consent. The interest rate on the credit facility is based on the lender’s prime rate plus one percent. The Credit Agreement is collateralized by substantially all of the Company’s assets. Under the advance rates contained in the Credit Agreement, there was approximately $4.7 million of unused available credit on June 30, 2004.

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

Contingencies. The Company is the subject of various threatened or pending legal actions and contingencies in the normal course of conducting its business. The Company provides for costs related to these matters when a loss is probable and the amount can be reasonably estimated. The Company assesses the likelihood of adverse judgments or outcomes to these matters, as well as the range of potential losses. A determination of the reserves required, if any, is made after careful analysis. The required reserves may change in the future due to new developments.

NEW ACCOUNTING PRONOUNCEMENTS

On January 31, 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies existing accounting for whether variable interest entities should be consolidated in financial statements based upon the investees’ ability to finance its activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies to years or interim periods beginning after June 15, 2003 with certain disclosure provisions required for financial statements issued after January 31, 2003. The Company currently does not have investments in any variable interest entities. In December 2003 the FASB issued FIN No. 46(R), which replaced FIN No. 46. FIN No. 46(R) is effective immediately for certain disclosure requirements and variable interest entities referred to as special-purpose entities for periods ending after December 15, 2003 and for all other types of entities for financial statements for periods ending after March 15, 2004. The application of FIN 46(R) in 2003 and in the first half of 2004 did not have a material effect on the Company’s financial position, results of operations and cash flows.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2004. Market risk information is contained under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our 2003 Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and is incorporated herein by reference.

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

(1) On May 17, 2004, we filed a Current Report on Form 8-K in which we disclosed and filed under Items 7 and 12 a press release announcing our results of operations for the first quarter ended March 31, 2004.

(2) On May 17, 2004, we filed a Current Report on Form 8-K in which we disclosed and filed under Items 7 and 12 a press release announcing our filing of Form 12b-25 requesting a five day extension for the filing of our Form 10-Q.

(3) On June 25, 2004, we filed a Current Report on Form 8-K in which we disclosed under Items 4 and 7 a change in our certifying accountant for the Reptron Electronics, Inc. 401(k) Retirement Savings Plan.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 16, 2004

REPTRON ELECTRONICS, INC.
(Registrant)

By:	/s/ Paul J. Plante
Paul J. Plante, President, Chief Executive Officer and Acting Chief Financial Officer
(Principal Financial and Accounting Officer and and Duly Authorized Officer)