Form 10-Q
period 2004-09-30
REPTRON ELECTRONICS INC
filed 2004-11-15
CIK 918765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

5,000,000 shares of common stock issued and outstanding as of November 12, 2004.

REPTRON ELECTRONICS, INC.

INDEX

			Page Number
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Statements of Operations — Three months ended September 30, 2004 (Reorganized Company) and September 30, 2003 (Predecessor Company) and eight months ended September 30, 2004 (Reorganized Company), one month ended January 31, 2004 (Predecessor Company) and nine months ended September 30, 2003 (Predecessor Company)	3

		Consolidated Balance Sheets — September 30, 2004 (Reorganized Company) and December 31, 2003 (Predecessor Company)	4

		Consolidated Statements of Cash Flows — Eight months ended September 30, 2004 (Reorganized Company), one month ended January 31, 2004 (Predecessor Company) and nine months ended September 30, 2003 (Predecessor Company)	5

		Notes to Consolidated Financial Statements — September 30, 2004	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

	Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

	Item 6.	Exhibits	24

Signatures			25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REPTRON ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Reorganized Company Three Months Ended September 30, 2004	Predecessor Company Three Months Ended September 30, 2003	Reorganized Company Eight Months Ended September 30, 2004	Predecessor Company One Month Ended January 31, 2004	Predecessor Company Nine Months Ended September 30, 2003
Net Sales	$34,378	$38,963	$93,154	$12,368	$113,168
Cost of goods sold	29,613	33,713	81,253	11,479	98,165

Gross profit	4,765	5,250	11,901	889	15,003

Selling, general and administrative expenses	4,110	4,544	10,613	1,447	14,012

Operating income (loss)	655	706	1,288	(558)	991

Other income (expense):
Interest expense, net	(745)	(1,551)	(1,923)	(61)	(4,733)
Gain on debt discharge	—	—	—	3,517	—
Reorganization costs (Note A)	(62)	—	(78)	(853)	—

Total other income (expense)	(807)	(1,551)	(2,001)	2,603	(4,733)

Earnings (loss) before income taxes	(152)	(845)	(713)	2,045	(3,742)

Income tax provision	—	—	—	777	—

Earnings (loss) from continuing operations	(152)	(845)	(713)	1,268	(3,742)

Discontinued operations (Note C)
Earning (loss) from discontinued operations	107	(3,229)	150	(507)	(21,962)
Income tax benefit	—	—	—	193	—

Earnings (loss) on discontinued operations	107	(3,229)	150	(314)	(21,962)

Net earnings (loss)	$(45)	$(4,074)	$(563)	$954	$(25,704)

Net earnings (loss) from continuing operations per common share - basic and diluted:	$(0.03)	$(0.13)	$(0.14)	$0.20	$(0.58)
Net earnigs (loss) from discontinued operations per common share - basic and diluted:	$0.02	$(0.50)	$0.03	$(0.05)	$(3.42)

Net earnings (loss) per common share - Basic and diluted	$(0.01)	$(0.63)	$(0.11)	$0.15	$(4.00)

Weighted average Common Stock equivalent shares outstanding - basic and diluted	5,000,000	6,417,196	5,000,000	6,417,196	6,417,196

The accompanying notes are an integral part of these financial statements

REPTRON ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	Reorganized Company September 30, 2004	Predecessor Company December 31, 2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,323	$311
Restricted cash	1,029	2,640
Account receivable - trade, net	13,676	12,974
Inventories, net	20,743	19,546
Prepaid expenses and other	1,761	3,516

Total current assets	38,532	38,987

PROPERTY, PLANT & EQUIPMENT - AT COST, NET	20,855	20,098
GOODWILL, NET	11,926	18,970
OTHER INTANGIBLE ASSETS, NET	4,012	—
DEFERRED INCOME TAX	1,889	2,449
OTHER ASSETS	77	719

TOTAL ASSETS	$77,291	$81,223

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable – trade	$14,444	$15,167
Accrued expenses	4,877	7,333
Note payable to bank	8,924	6,214
Current portion of long-term obligations	450	437
Liabilities subject to compromise	—	83,456

Total current liabilities	28,695	112,607

SENIOR SECURED NOTES	30,000	—
LONG-TERM OBLIGATIONS, less current portion	3,384	3,670

SHAREHOLDERS’ EQUITY
Preferred Stock - authorized 15,000,000 shares of $.10 par value; no shares issued	—	—
Common Stock - authorized 50,000,000 shares of $.01 par value; issued and outstanding, 5,000,000 and 6,417,196 shares, respectively	50	64
Additional paid-in capital	15,725	23,146
Accumulated deficit	(563)	(58,264)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	15,212	(35,054)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$77,291	$81,223

The accompanying notes are an integral part of these financial statements

REPTRON ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Reorganized Company Eight Months Ended September 30, 2004	Predecessor Company One Month Ended January 31, 2004	Predecessor Company Nine Months Ended September 30, 2003
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities of continuing operations:
Net earnings (loss)	$(563)	$954	$(25,704)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities of continuing operations:
Net (income) loss from discontinued operations	(150)	314	21,962
Depreciation	2,908	412	4,659
Amortization	156	—	599
Deferred tax asset	—	606	(30)
Reorganization gain on debt discharge	—	(3,517)	—
Change in assets and liabilites:
Accounts receivable	(725)	23	4,366
Inventories	(1,898)	701	4,111
Prepaid expenses and other current assets	1,047	(1,024)	(12)
Other assets	(29)	666	(1,524)
Accounts payable	(807)	281	(3,384)
Accrued expenses	(1,585)	1,238	4,218

Net cash provided by (used in) operating activities of continuing operations	(1,646)	654	9,261

Cash flows from investing activities of continuing operations:
Decrease in restricted cash	661	950	—
Purchases of property, plant & equipment	(972)	(51)	(1,570)

Net cash provided by (used in) investing activities of continuing operations	(311)	899	(1,570)

Cash flows from financing activities of continuing operations:
Net proceeds (payments) on notes payable to banks	4,070	(1,360)	(19,678)
Payments on long-term obligations	(243)	(30)	(776)

Net cash provided by (used in) financing activities of continuing operations	3,827	(1,390)	(20,454)

Net increase (decrease) in cash and cash equivalents	1,870	163	(12,763)

Net increase in cash and cash equivalents from discontinued operations (see Note J)	(629)	(392)	13,209

Cash and cash equivalents at the beginning of the period	82	311	370

Cash and cash equivalents at the end of the period	$1,323	$82	$816

Cash paid for interest	$1,393	$61	$1,719

The accompanying notes are an integral part of these financial statements

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

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

SEPTEMBER 30, 2004

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

Interest expense of approximately $1.3 million and $3.9 million on the Convertible Notes was accrued in the third quarter and first nine months of 2003, respectively, even though the Company discontinued interest payments on such debt. Interest expense for January 2004 excludes $0.4 million of stated contractual interest associated with the Convertible Notes.

The Company incurred $0.9 million of reorganization costs during the first three quarters of 2004, which primarily includes professional fees of approximately $0.4 million, debt issuance costs of approximately $0.2 million, and contract settlement and other miscellaneous costs of approximately $0.3 million.

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

The following unaudited financial information reflects the implementation of the Plan as of the close of business on January 31, 2004. Reorganization adjustments have been made to reflect the discharge of debt and adoption of fresh start reporting in accordance with SOP 90-7. Accordingly, the reorganization value of the Company of $86 million, as disclosed in our Plan of Reorganization and related Disclosure Statement, limited to the aggregate carrying value of the pre-emergence assets, has been used to allocate the value of the assets and liabilities of the Company in conformity with Statement of Financial

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

NOTE B – PLAN OF REORGANIZATION - Continued

Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” The Company determined that independent third party appraisals of its long-term tangible and intangible assets was necessary in order to allocate the reorganization value of the Company to its various assets at January 31, 2004. Those valuation procedures are nearly complete, with appraisals for certain fixed assets yet to be finalized. The fresh-start adjustments included in the table which follows represent management’s estimate of adjustments necessary to record assets and liabilities at fair value with consideration given to the appraisal work that has been completed. Any future adjustments are expected to primarily result in allocations among property and equipment and intangible assets. Additionally, the Company is evaluating the effects the reorganization will have on its income tax net operating losses, other deferred tax assets, deferred tax liabilities and related valuation allowance. The amount of net operating losses available to the company may be limited in total or be subject to annual limitations. These factors will be further considered during the completion of the allocation discussed above. The Company expects to complete this allocation in the fourth quarter of 2004.

	January 31, 2004
(In Thousands)	Predecessor Company	Debt Discharge		Fresh Start		Reorganized Company
Cash and cash equivalents	$82					$82
Restricted Cash	1,690					1,690
Account receivable - trade, net	13,083					13,083
Inventories, net	18,845					18,845
Prepaid expenses and other	3,831			(178)		3,653
Property, plant & equipment	19,737			3,054	(f)	22,791
Goodwill	18,970			(7,044	)(h)	11,926
Other intangible assets	—			4,168	(g)	4,168
Deferred income tax	1,843					1,843
Other assets	52					52

Total assets	$78,133	$—		$—		$78,133

Accounts payable – trade	$15,441					$15,441
Note payable to bank	4,854					4,854
Current portion of long-term obligations	450					450
Accrued expenses	15,063	(7,077	)(a)			7,986
Convertible subordinated notes due 2004	76,315	(76,315	)(a)			—
Senior secured notes due 2009	—	30,000	(b)			30,000
Long-term obligations	3,627					3,627

Total liabilities	115,750	(53,392)		—		62,358

Common stock	64			(14	)(e)	50
Additional paid-in capital	23,146	49,875	(c)	(57,296	)(e)	15,725
Accumulated deficit	(60,827)	3,517	(d)	57,310	(e)	—

Total liabilities and shareholders’ equity	$78,133	$—		$—		$78,133

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

NOTE B – PLAN OF REORGANIZATION - Continued

(a)	Reduction of Convertible Notes, accrued interest on the Convertible Notes, and other liabilities subject to compromise for the implementation of the Plan of $83.4 million.

(b)	Increase in long-term obligations of $30.0 million associated with the issuance of the New Notes.

(c)	Increase in additional paid-in capital of $49.9 million reflecting the reorganization and issuance of the New Common Stock.

(d)	Effect of the gain on the extinguishment of debt. The income tax effects are reflected in the predecessor historical information. As a result, the effect on accumulated deficit is recognized excluding tax effects.

(e)	Elimination of accumulated deficit and issuance of New Common Stock reflecting the reorganized entity.

(f)	Increase in property, plant and equipment of $3.1 million reflecting the estimated fair market value of the assets on January 31, 2004 based primarily on third party appraisals.

(g)	Increase in other intangible assets of $4.2 million reflecting the value of the Company’s customer relationships on January 31, 2004 based primarily on a third party appraisal. This asset was determined to have a 12 year life and will be amortized at rates such that 75% of the asset will be amortized in the first five years of the assets life and the remaining 25% of the asset will be amortized over the remaining seven years of its life.

(h)	Net effect of the fresh start adjustments detailed in items (f) and (g), above.

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

Revenue for the ECD division was $36.2 million for the first nine months of 2003. The ECD division’s loss before income taxes was $18.1 million in the first nine months of 2003. Included in the loss from discontinued operations in the first nine months of 2003 is an impairment writedown of $3.3 million of goodwill, an $8.1 million writedown of inventory, and a $1.7 million impairment of fixed assets. The inventory writedown was determined with consideration given to the sale proceeds for the inventory included in the sale. The goodwill impairment was also recognized in response to the near term expectations established by the board of directors in March 2003 to either sell or otherwise discontinue these operations. As a result, the long-term turnaround previously estimated by management for this segment was no longer feasible and recovery of these assets was not expected in the near term. Also included in the pre-tax loss in the first nine months of 2003 is interest expense of $0.5 million that was allocated to the electronic component distribution business. The basis for this allocation considered interest expense which could reasonably have been expected to be avoided through the collection of the electronic components distribution division’s trade receivables, proceeds from the sales of assets held for sale, and subsequent payment on the working capital credit facility. Included in loss from discontinued operations in January 2004 is $0.2 million representing an increase in estimated workers compensation costs.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

NOTE C – DISCONTINUED OPERATIONS - Continued

Computer Products Division

The Company exited the Computer Products (“CP”) business through a sale of identified assets of the division that was completed on October 27, 2003. Accordingly, the results of this division have been reported as a discontinued operation for all periods presented.

Revenue for the CP division was $7.0 million for the three months ending September 30, 2003 and $23.4 million for the first nine months of 2003. The loss from operations before income taxes was $2.4 million and $3.8 million for the same periods, respectively. Interest expense of $0.1 million and $0.3 million is included in pre-tax operations during the third quarter of 2003 and the first three quarters of 2003, respectively. The basis for this allocation considered interest expense that can reasonably be expected to be avoided through the proceeds from the sales of assets held for sale, and subsequent payment on the working capital credit facility. Included in loss from discontinued operations in January 2004 is $0.3 million representing the change in estimate of the recoverability of certain assets.

NOTE D — NEW ACCOUNTING PRONOUNCEMENTS

On January 31, 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies existing accounting for whether variable interest entities should be consolidated in financial statements based upon the investees’ ability to finance its activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies to years or interim periods beginning after June 15, 2003 with certain disclosure provisions required for financial statements issued after January 31, 2003. The Company currently does not have investments in any variable interest entities. In December 2003 the FASB issued FIN No. 46 (revised), which replaced FIN No. 46. FIN No. 46 (revised) is effective immediately for certain disclosure requirements and variable interest entities referred to as special-purpose entities for periods ending after December 15, 2003 and for all other types of entities for financial statements for periods ending after March 15, 2004. The application of FIN 46 (revised) in 2003 and in the first nine months of 2004 did not have a material effect on the Company’s financial position, results of operations and cash flows.

NOTE E — INVENTORIES

Inventories consist of the following (in thousands):

	Reorganized Company September 30, 2004	Predecessor Company December 31, 2003
Raw materials	$14,082	$12,802
Work in process	5,006	6,612
Finished goods	2,419	1,836

	21,507	21,250
Less reserve for excess and obsolete inventory	(764)	(1,704)

	$20,743	$19,546

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2004

(Unaudited)

NOTE F — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share (in thousands):

	Reorganized Company Three Months Ended September 30, 2004	Predecessor Company Three Months Ended September 30, 2003	Reorganized Company Eight Months Ended September 30, 2004	Predecessor Company One Month Ended January 31, 2004	Predecessor Company Nine Months Ended September 30, 2003
Numerator:
Net earnings (loss)	$(45)	$(4,074)	$(563)	$954	$(25,704)

Denominator:
For basic earnings (loss) per share - Weighted average shares	5,000,000	6,417,196	5,000,000	6,417,196	6,417,196
Effect of dilutive securities:
Employee stock options	—	—	—	—	—

For diluted earnings (loss) per share	5,000,000	6,417,196	5,000,000	6,417,196	6,417,196

Net earnings (loss) per common share – basic	$(0.01)	$(0.63)	$(0.11)	$0.15	$(4.00)

Net earnings (loss) per common share – diluted	$(0.01)	$(0.63)	$(0.11)	$0.15	$(4.00)

For the three and nine month periods ended September 30, 2003 and the one month period ended January 31, 2004, all options have been excluded from the computation of diluted earnings per share because their effect on loss per share would be anti-dilutive.

The Convertible Notes were not included in the computation of earnings per share for the three and nine month periods ended September 30, 2003 and the one month period ended January 31, 2004 because the conversion price of $28.50 exceeded the average market price of the common stock. Therefore, the effect would be anti-dilutive. The Convertible Notes were not included in the computation of earnings per share for the eight month period ended September 30, 2004 because the notes were cancelled effective January 31, 2004.

Prior to the effective date of the Plan of Reorganization of February 3, 2004, the Company provided for three stock option plans which were terminated in accordance with the Plan of Reorganization as of January 31, 2004. The Plan of Reorganization provides for the adoption of a new stock option plan whereby up to 10% of the Company’s New Common Stock may be issuable in connection with options granted under the new plan. In the fourth quarter of 2004, the Company executed option grants for 391,666 options under the new plan. Each of these option has an option price of $10.38 and vest at various rates through 2007.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2004

(Unaudited)

NOTE G – NOTE PAYABLE TO BANK

The Company has a revolving credit facility with Congress Financial Corporation that provides up to $25 million (the “Credit Agreement”) to fund the Company’s operations through February, 2007. The Credit Agreement contains certain covenants including a minimum quarterly measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined by the Credit Agreement. The Company was in compliance with the covenants contained in the Credit Agreement as of September 30, 2004. The interest rate on the credit facility is based on the lender’s prime rate plus one percent. The Credit Agreement is collateralized by substantially all of the Company’s assets. This credit facility, together with the Company’s available cash reserves and cash provided by operations, is expected to provide sufficient liquidity for the Company to pay for goods and services within standard terms. Under the advance rates contained in the Credit Agreement, there was approximately $5.3 million of unused available credit on September 30, 2004.

NOTE H – INCOME TAXES

The Company recorded income tax expense from continuing operations of $0.8 million and an income tax benefit from discontinued operations of $0.2 million for the month ended January 31, 2004. Also, the deferred tax asset was reduced by a corresponding amount. The income tax provision resulted primarily from the reorganization gain on debt discharge that was partially offset by operating losses. During the eight month period ended September 30, 2004, the Company incurred losses before income taxes of $0.7 million. As a result, Reptron recognized a deferred tax asset and an offsetting valuation allowance of approximately $0.2 million, resulting in no income tax benefit. Realization of the tax loss carryforwards are contingent upon future taxable earnings in the appropriate jurisdiction. Each carryforward item is reviewed for expected utilization, using a “more likely than not” approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (federal or state), the relevant history for the particular item, the applicable expiration dates, and identified actions under the Company’s control in realizing the associated carryforward benefits. The Company assesses the available positive and negative evidence surrounding the recoverability of the deferred tax assets and applies judgment in estimating the amount of valuation allowance necessary under the circumstances. Management continues to assess and evaluate strategies that will enable the carryforward, or a greater portion thereof, to be utilized, and will reduce the valuation allowance appropriately for each item at such time when it is determined that the “more likely than not” criterion is satisfied. As noted above, the effect of the reorganization may reduce the amount of net operating losses and/or limit the amount that may be available to the company in a given period. Additionally, the carrying value of the deferred tax asset may be further adjusted during the fresh start allocation period as discussed above.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2004

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

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS No. 123, the Company’s net loss and net loss per common share would have been the pro forma amounts indicated below (in thousands):

	Reorganized Company Three Months Ended September 30, 2004	Predecessor Company Three Months Ended September 30, 2003	Reorganized Company Eight Months Ended September 30, 2004	Predecessor Company One Month Ended January 31, 2004	Predecessor Company Nine Months Ended September 30, 2003
Reported net income (loss)	$(45)	$(4,074)	$(563)	$954	$(25,704)

Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—	—	—

Deduct: Total stock-based employee Compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	—	11	—	—	15

Pro forma net income	$(45)	$(4,085)	$(563)	$954	$(25,719)

Net loss per common share - basic:
As reported	$(0.01)	$(0.63)	$(0.11)	$0.15	$(4.00)
Pro forma	$(0.01)	$(0.64)	$(0.11)	$0.15	$(4.01)

Net loss per common share - diluted:
As reported	$(0.01)	$(0.63)	$(0.11)	$0.15	$(4.00)
Pro forma	$(0.01)	$(0.64)	$(0.11)	$0.15	$(4.01)

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2004

(Unaudited)

NOTE J – STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information from discontinued operation (in thousands):

	Reorganized Company Eight Months Ended September 30, 2004	Predecessor Company One Month Ended January 31, 2004	Predecessor Company Nine Months Ended September 30, 2003
Net earnings (loss) from discontinued operations	$150	$(314)	$(21,962)
Depreciation and amortization	—	—	301
Goodwill impairment	—	—	3,294
Fixed asset impairment	—	—	1,677
Fixed asset purchases	—	—	—
Reduction in inventories, including LCM adjustment and sale to buyer	—	—	26,644
Reduction in accounts receivable	132	(132)	12,418
Prepaid expenses and other current assets	799	709	(617)
Other assets	5	1	264
Reduction in accounts payable, including accounts assumed by the buyer	(1,561)	(7)	(7,913)
Accrued expenses	(154)	(649)	(897)

Net cash provided by (used in) discontinued operations	$(629)	$(392)	$13,209

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

Interest expense of approximately $1.3 million and $3.9 million on the Convertible Notes was accrued in the third quarter and first nine months of 2003, respectively, even though the Company discontinued interest payments on such debt. Interest expense for January 2004 excludes $0.4 million of stated contractual interest associated with the Convertible Notes.

The Company incurred $0.9 million of reorganization costs during the first three quarters of 2004, which primarily includes professional fees of approximately $0.4 million, debt issuance costs of approximately $0.2 million, and contract settlement and other miscellaneous costs of approximately $0.3 million.

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

The following unaudited financial information reflects the implementation of the Plan as of the close of business on January 31, 2004. Reorganization adjustments have been made to reflect the discharge of debt and adoption of fresh start reporting in accordance with SOP 90-7. Accordingly, the reorganization value of the Company of $86 million, as provided for in our Plan of Reorganization and Disclosure Statement of $86 million, limited to the aggregate bookvalue of the pre-emergence assets, has been used to allocate the value of the assets and liabilities of the Company in conformity with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” The Company determined that independent third party appraisals of its long-term tangible and intangible assets was necessary in order to allocate the reorganization value of the Company to its various assets at January 31, 2004. Those valuation procedures are nearly complete, with appraisals for certain fixed assets yet to be finalized. The fresh-start adjustments included in the table which follows represent management’s estimate of adjustments necessary to record assets and liabilities at fair value with consideration given to the appraisal work that has been completed. Any future adjustments are expected to primarily result in allocations among property and equipment and intangible assets. Additionally, the Company is evaluating the effects the reorganization will have on its income tax net operating losses and other deferred tax assets and liabilities. The amount of net operating losses available to the company may be limited in total or be subject to annual limitations. These factors will be further considered during the completion of the allocation discussed above. The Company expects to complete this allocation in the fourth quarter of 2004.

	January 31, 2004
(In Thousands)	Predecessor Company	Debt Discharge		Fresh Start		Reorganized Company
Cash and cash equivalents	$82					$82
Restricted Cash	1,690					1,690
Account receivable - trade, net	13,083					13,083
Inventories, net	18,845					18,845
Prepaid expenses and other	3,831			(178)		3,653
Property, plant & equipment	19,737			3,054	(f)	22,791
Goodwill	18,970			(7,044	)(h)	11,926
Other intangible assets	—			4,168	(g)	4,168
Deferred income tax	1,843					1,843
Other assets	52					52

Total assets	$78,133	$—		$—		$78,133

Accounts payable – trade	$15,441					$15,441
Note payable to bank	4,854					4,854
Current portion of long-term obligations	450					450
Accrued expenses	15,063	(7,077	)(a)			7,986
Convertible subordinated notes due 2004	76,315	(76,315	)(a)			—
Senior secured notes due 2009	—	30,000	(b)			30,000
Long-term obligations	3,627					3,627

Total liabilities	115,750	(53,392)		—		62,358

Common stock	64			(14	) (e)	50
Additional paid-in capital	23,146	49,875	(c)	(57,296	)(e)	15,725
Accumulated deficit	(60,827)	3,517	(d)	57,310	(e)	—

Total liabilities and shareholders’ equity	$78,133	$—		$—		$78,133

(a)	Reduction of Convertible Notes, accrued interest on the Convertible Notes, and other liabilities subject to compromise for the implementation of the Plan of $83.4 million.
(b)	Increase in long-term obligations of $30.0 million associated with the issuance of the New Notes.
(c)	Increase in additional paid-in capital of $49.9 million reflecting the reorganization and issuance of the New Common Stock.
(d)	Effect of the gain on the extinguishment of debt. The income tax effects are reflected in the predecessor historical information. As a result, the effect on accumulated deficit is recognized excluding tax effects.
(e)	Elimination of accumulated deficit and issuance of New Common Stock reflecting the reorganized entity.
(f)	Increase in property, plant and equipment of $3.1 million reflecting the estimated fair market value of the assets on January 31, 2004 based primarily on third party appraisals.
(g)	Increase in other intangible assets of $4.2 million reflecting the value of the Company’s customer relationships on January 31, 2004 based primarily on a third party appraisal. This asset was determined to have a 12 year life and will be amortized at rates such that 75% of the asset will be amortized in the first five years of the assets life and the remaining 25% of the asset will be amortized over the remaining seven years of its life.
(h)	Net effect of the fresh start adjustments detailed in items (f) and (g), above.

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

Revenue for the ECD division was $13.8 million for the three months ending June 30, 2003 and $36.2 million for the first nine months of 2003. The ECD division’s loss before income taxes was $18.1 million in the first nine months of 2003. Included in the loss from discontinued operations in the first quarter of 2003 is an impairment writedown of $3.3 million of goodwill, an $8.1 million writedown of inventory, and a $1.7 million impairment of fixed assets. The inventory writedown was determined with consideration given to the sale proceeds for the inventory included in the sale. The goodwill impairment was also recognized in response to the near term expectations established by the board of directors in March 2003 to either sell or otherwise discontinue these operations. As a result, the long-term turnaround previously estimated by management for this segment was no longer feasible and recovery of these assets was not expected in the near term. Also included in the pre-tax loss in the first nine months of 2003 is interest expense of $0.5 million that was allocated to the electronic component distribution business. The basis for this allocation considered interest expense which could reasonably have been expected to be avoided through the collection of the electronic components distribution division’s trade receivables, proceeds from the sales of assets held for sale, and subsequent payment on the working capital credit facility. Included in loss from discontinued operations in January 2004 is $0.2 million representing an increase in estimated of workers compensation costs.

Computer Products Division

The Company exited the Computer Products (“CP”) business through a sale of identified assets of the division that was completed on October 27, 2003. Accordingly, the results of this division have been reported as a discontinued operation for all periods presented.

Revenue for the CP division was $7.0 million for the three months ending September 30, 2003 and $23.4 million for the first nine months of 2003. The loss from operations before income taxes was $2.4 million and $3.8 million for the same periods, respectively. Interest expense of $0.1 million and $0.3 million is included in pre-tax operations during the third quarter of 2003 and the first three quarters of 2003, respectively. The basis for this allocation considered interest expense that can reasonably be expected to be avoided through the proceeds from the sales of assets held for sale, and subsequent payment on the working capital credit facility. Included in loss from discontinued operations in January 2004 is $0.3 million representing the change in estimate of the recoverability of certain assets.

RESULTS OF OPERATIONS

As discussed above, the Company’s Plan of Reorganization became effective on February 3, 2004. As a result of the implementation of fresh start accounting as of January 31, 2004, the Company’s results of operations after that date are not comparable to results reported in prior periods because of differences in the bases of accounting and the capital structure for the Predecessor Company and the Reorganized Company. To facilitate comparisons to prior periods, the results of operations for the nine months ended September 30, 2004, discussed below, includes the one month period ended January 31, 2004 for the Predecessor Company and the eight months ended September 30, 2004 for the Reorganized Company.

Net Sales. Total third quarter net sales decreased $4.6 million, or 11.8% from $39.0 million in the third quarter of 2003 to $34.4 million in the third quarter of 2004. Total sales decreased $7.6 million, or 6.8% from $113.2 million in the first nine months of 2003 to $105.5 million in the first nine months of 2004. These decreases are primarily attributable to decreased demand of electronic voting equipment from our customer in the governmental segment. During 2003 and 2004 we transacted business with approximately 40 to 50 customers. The largest three customers in the third quarter of 2004 represented approximately 14.6%, 13.3% and 11.0%, respectively, of net sales as compared to 28.1%, 9.3%, and 6.0%, respectively, of third quarter 2003 net sales. The largest three customers in the first nine months of 2004 represented approximately 12.4%, 11.7% and 12.4%, respectively, of net sales as compared to 19.9%, 12.3%, and 8.0%, respectively, of net sales in the first nine months of 2003.

The table which follows summarizes sales by industry segment:

Industry Segment	Three Months Ending September 30, 2004	Three Months Ending September 30, 2003	Nine Months Ending September 30, 2004	Nine Months Ending September 30, 2003
Medical Equipment	40%	30%	44%	36%
Telecommunications	16%	9%	14%	10%
Banking	17%	15%	15%	13%
Industrial/Instrumentation	15%	15%	15%	14%
Semiconductor Equipment	9%	1%	8%	4%
Governmental Equipment	0%	16%	0%	10%
All Others	3%	14%	4%	13%

Gross Profit. Total 2004 third quarter gross profit decreased $0.5 million, or 9.4%, from $5.3 million in the third quarter of 2003 to $4.8 million in the third quarter of 2004. The gross profit percentage was 13.9% in the third quarter of 2004 as compared to 13.5% in the third quarter of 2003. This increase in gross profit percentage is primarily caused by a reduction in the cost of direct materials as a percentage of sales due to easing price pressures primarily in the semiconductor industry. Gross profit decreased $2.2 million, or 14.7% in the first nine months of 2004 from $15.0 million in the nine months of 2003 to $12.8 million in the nine months of 2004. The gross profit percentage was 12.1% in the first nine months of 2004 as compared to 13.3% in the first nine months of 2003. This variance in gross profit percentage is primarily attributable to lower fixed cost absorption rates at the lower sales levels experienced in 2004.

Selling, General, and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased $0.4 million, or 9.6%, from $4.5 million in the third quarter of 2003 to $4.1 million in the third quarter of 2004. These expenses, as a percentage of net sales, increased from 11.7% in the third quarter of 2003 to 12.0% in the third quarter of 2004. SG&A expenses decreased $2.0 million, or 13.9% from $14.0 million in the first three quarters of 2003 to $12.1 million in the first three quarters of 2004. These expenses, as a percentage of net sales, decreased from 12.4% in the first three quarters of 2003 to 11.4% in the first three quarters of 2004. These year to date decreases in SG&A expenses are primarily the result of reductions of these costs from prior periods as a result of our reorganization and the divesture of the distribution and computer products divisions.

Interest Expense. Net interest expense decreased $0.8 million, or 52.0%, from $1.6 million in the third quarter of 2003 to $0.7 million in the third quarter of 2004. Net interest expense decreased $2.7 million, or 58.1%, from $4.7 million in the first three quarters 2003 to $2.0 million in the first three quarters of 2004. These decreases are primarily the result of the discharge of $76.3 million of Convertible Notes and the issuance of $30.0 million of Senior Secured Notes in accordance with the Plan of Reorganization. Approximately $1.3 million and $3.9 million of interest expense was recorded in the third quarter and first nine months of 2003, respectively, related to the Convertible Notes as compared to $0.5 million and $1.4 million of interest expense for the third quarter of 2004 and the eight months ending September 30, 2004, respectively, associated with the Senior Secured Notes. No interest expense was recorded for the one month ended January 31, 2004 related to the Convertible Notes. The remaining decrease in net interest expense is the result of a decrease in average outstanding debt, excluding the Convertible Notes and Senior Secured Notes, of $17.1 million from $28.6 million in the first three quarters of 2003 to $11.5 million in the first three quarters of 2004. Interest expense of $0.1 million and $0.8 million was allocated to the discontinued operations of our electronic component distribution business and computer products division in the third quarter of 2003 and the first nine months of 2003, respectively. The basis for this allocation was interest expense which could reasonably have been expected to be avoided through the collection of our distribution division’s trade receivables, proceeds from the sales of assets held for sale, and subsequent payment on our working capital credit facility.

Income Taxes. The Company recorded income tax expense from continuing operations of $0.8 million and an income tax benefit from discontinued operations of $0.2 million for the month ended January 31, 2004. Also, the deferred tax asset was reduced by a corresponding amount. The income tax provision resulted primarily from the reorganization gain on debt discharge that was partially offset by operating losses. During the eight month period ended September 30, 2004, we incurred losses before income taxes of $0.2 million. As a result, we recognized a deferred tax asset and an offsetting valuation allowance of $0.1 million, resulting in no income tax benefit. Realization of the tax loss carryforwards are contingent upon future taxable earnings in the appropriate jurisdiction. Each carryforward item is reviewed for expected utilization, using a “more likely than not” approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (federal or state), the relevant history for the particular item, the applicable expiration dates, and identified actions under our control in realizing the associated carryforward benefits. We assess the available positive and negative evidence surrounding the recoverability of the deferred tax assets and apply judgement in estimating the amount of valuation allowance necessary under the circumstances. We continue to assess and evaluate strategies that will enable the carryforward, or a greater portion thereof, to be utilized, and will reduce the valuation allowance appropriately for each item at such time when it is determined that the “more likely than not” criterion is satisfied. As noted above, the effect of the reorganization may reduce the amount of net operating losses and/or limit the amount that may be available to the company in a given period. Additionally, the carrying value of the deferred tax asset may be further adjusted during the fresh start allocation period as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had cash and cash equivalents of $1.3 million, restricted cash of $1.0 million and working capital of $9.8 million. We primarily finance our operations through, bank credit lines, operating cash flows, and short-term financing through supplier credit lines. Net cash provided by or used in operating activities has historically been provided by net income (loss) levels combined with fluctuations in inventory, accounts receivable and accounts payable. Cash consumed by continuing operations during the nine months ended September 30, 2004, was approximately $1.0 million. This consisted primarily of $0.6 million of net income from continuing operations, $3.5 million of non-cash depreciation and amortization charges, $0.6 million reduction of deferred tax assets, $0.6 million reduction in other assets, offset by $3.5 million of reorganization gain on debt discharge, $0.7 million increase in accounts receivable, $1.2 million increase in inventory, $0.6 million decrease in accounts payable and, $0.3 million decrease in accrued liabilities.

Capital expenditures totaled approximately $1.0 million in the first nine months of 2004. These capital expenditures were primarily for the acquisition of manufacturing equipment. These purchases were funded by the working capital credit facility, as defined below.

Credit Agreement. The Company has a revolving credit facility with Congress Financial Corporation that provides up to $25 million (the “Credit Agreement”) to fund the Company’s operations through February, 2007. The Credit Agreement contains certain covenants including a minimum quarterly measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined by the Credit Agreement. The Company was in compliance with the covenants contained in the Credit Agreement as of September 30, 2004. The Credit Agreement limits the amount of capital expenditures and prohibits the payment of dividends without the lender’s consent. The interest rate on the credit facility is based on the lender’s prime rate plus one percent. The Credit Agreement is collateralized by substantially all of the Company’s assets. Under the advance rates contained in the Credit Agreement, there was approximately $5.3 million of unused available credit on September 30, 2004.

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

Goodwill. In assessing the Company’s goodwill for impairment in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” the Company is required to assess the valuation of its reporting units, which involves making significant assumptions about the future cash flows and overall performance of its reporting units. Should these assumptions or the structure of the reporting units change in the future based upon market conditions or changes in business strategy, the Company may be required to record impairment charges to its goodwill. In 2003, goodwill of approximately $3.3 million which was recorded in conjunction with a prior business acquisition by our electronic component distribution division, was expensed and included in the loss from discontinued operations. The Company updated it’s analysis in response to filing a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the fourth quarter of 2003. This discounted cash flow analysis indicated that the goodwill recorded as a result of the purchase of a flat panel display business was fully impaired. Accordingly, the Company recorded an impairment charge of approximately $7.8 million in 2003, which was recognized in the fourth quarter of 2003. As discussed above, the Company is in the final stages of completing the process of allocating the reorganization value among the company’s assets in the accordance with the implementation of fresh start accounting.

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

Contingencies. The Company is the subject of various threatened or pending legal actions and contingencies in the normal course of conduct of its business. The Company provides for costs related to these matters when a loss is probable and the amount can be reasonably estimated. The Company assesses the likelihood of adverse judgments or outcomes to these matters, as well as the range of potential losses. A determination of the reserves required, if any, is made after careful analysis. The required reserves may change in the future due to new developments.

NEW ACCOUNTING PRONOUNCEMENTS

On January 31, 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies existing accounting for whether variable interest entities should be consolidated in financial statements based upon the investees’ ability to finance its activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies to years or interim periods beginning after June 15, 2003 with certain disclosure provisions required for financial statements issued after January 31, 2003. The Company currently does not have investments in any variable interest entities. In December 2003 the FASB issued FIN No. 46 (revised), which replaced FIN No. 46. FIN No. 46 (revised) is effective immediately for certain disclosure requirements and variable interest entities referred to as special-purpose entities for periods ending after December 15, 2003 and for all other types of entities for financial statements for periods ending after March 15, 2004. The application of FIN 46 (revised) in 2003 and in the first quarter of 2004 did not have a material effect on the Company’s financial position, results of operations and cash flows.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the filing of our 2003 Annual Report on Form 10-K, which was filed March 30, 2004, there have been no material changes in our market risk during the nine months ended September 30, 2004. Market risk information is contained under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our 2003 Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and is incorporated herein by reference.

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

Dated: November 15, 2004

REPTRON ELECTRONICS, INC.
(Registrant)

By:	/s/ Paul J. Plante
Paul J. Plante, President, Chief Executive Officer and Acting Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)