Form 10-K
period 2004-12-31
REPTRON ELECTRONICS INC
filed 2005-03-31
CIK 918765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Senior Secured Notes, due 2009

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

Yes  ☐    No  ☒

The aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant based upon the closing sale price of our common stock on June 30, 2004, the last day of our second fiscal quarter as reported on the Over-The-Counter Bulletin Board, was approximately $36,850,000.

The number of shares of the registrant’s common stock issued and outstanding as of March 30, 2005 was 5,000,000.

Documents Incorporated by Reference:

Portions of Reptron’s definitive proxy statement for the 2005 Annual Meeting of Reptron’s Shareholders are incorporated by reference into Part III of this Form 10-K.

REPTRON ELECTRONICS, INC.

FORM 10-K ANNUAL REPORT

Fiscal Year ended December 31, 2004

PART I

References to “Reptron”, “the Company”, “we”, “us” and “our” refer to Reptron Electronics, Inc., unless the context otherwise requires. This document contains certain forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and are made in reliance on the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Factors that could cause or contribute to actual results to differ materially include the following: business conditions and growth in Reptron’s industry and in the general economy; competitive factors; risks due to shifts in market demand; the ability of Reptron to complete acquisitions; the risks discussed in the section of this report titled “Factors That Could Affect Future Results” and the risk factors listed from time to time in Reptron’s reports filed with the Securities and Exchange Commission as well as assumptions regarding the foregoing. The words “believe”, “plans”, “estimate”, “expect”, “intend”, “should”, “may”, “will”, “appear”, “hope”, “anticipate”, and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made These statements are only predictions. Reptron undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.

Item 1.	Business

General

We are an electronics manufacturing services (“EMS”) company providing engineering services, display and systems integration services and electronic manufacturing services through our two divisions: Reptron Manufacturing Services (“RMS”) and Reptron Outsource Manufacturing and Design (“ROMD”). RMS offers full electronics manufacturing services including complex circuit board assembly, complete supply chain services and manufacturing engineering services to OEMs in a wide variety of industries including medical, industrial/instrumentation, banking, telecommunications, and semiconductor equipment. ROMD provides value-added display design engineering and system integration services to OEMs primarily in the medical, semiconductor equipment, and industrial/instrumentation industries.

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

Reptron was incorporated under the laws of Michigan in 1973, reincorporated under the laws of Florida in 2003 and reorganized as a Florida corporation under Chapter 11 of the U.S. Bankruptcy Code in 2004. Reptron’s principle executive offices are located at 13700 Reptron Boulevard, Tampa, Florida 33626, and the telephone number is (813) 854-2000. Information about our Company is also available at our website at www.reptron.com which includes links free of charge to reports and filings we have made with the Securities and Exchange Commission (“SEC”). The contents of our website are not incorporated by reference in this Annual Report on Form 10-K.

Reorganization

On February 3, 2004, Reptron implemented its previously announced financial restructuring when its pre-negotiated Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Plan” or “Plan of Reorganization”) became effective. Events occurring during 2003 and through February 3, 2004 related to the Chapter 11 proceedings are summarized as follows.

In January 2003, we announced that we were seeking to restructure $76.3 million principal amount of our outstanding 6¾% Convertible Subordinated Notes (the “Convertible Notes”). As part of this initiative, we discontinued all interest payments on the Convertible Notes.

In February 2003, we commenced discussions with certain holders of the Convertible Notes (“Ad-hoc Committee”) to discuss the financial condition of the Company and the proposed restructuring. We engaged in extensive, arms’ length negotiations with the Ad-hoc Committee regarding the terms of the consensual restructuring of Reptron.

On October 28, 2003, we filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Under the terms of the Plan, substantially all of our general unsecured creditors (except for holders of the Convertible Notes and certain other creditors) received full payment for all prepetition claims within ninety days subsequent to the Plan’s effective date. The Plan was confirmed by the bankruptcy court on January 14, 2004 and became effective February 3, 2004, resulting in conversion of the $76.3 million of Convertible Notes, $6.4 million of accrued interest and $0.8 million of other liabilities into $30 million of Senior Secured Notes due in 2009 (“New Notes”) and the issuance of 95% of the common stock of the reorganized entity (“New Common Stock”). Previously outstanding common stock was exchanged for 5% of the New Common Stock. The New Notes carry an interest rate of seven percent per annum during the first two years and eight percent per annum during the remaining three years.

In accordance with the Plan, Reptron, among other matters:

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

Interest expense of approximately $4.3 million on the Convertible Notes was accrued through October 28, 2003, the Chapter 11 petition filing date, even though we discontinued interest payments on such debt. Interest expense for 2003 excludes $0.9 million of stated contractual interest associated with the Convertible Notes between October 28, 2003 and December 31, 2003. No interest expense was recorded on the Convertible Notes in 2004.

The Company incurred $4.1 million of reorganization costs during 2003 and $1.0 million in 2004, which primarily includes professional fees of approximately $2.4 million, a write-off of debt issuance costs of approximately $1.5 million, and contract settlement and other miscellaneous costs of approximately $1.2 million.

The Company’s emergence from Chapter 11 bankruptcy proceedings on February 3, 2004 resulted in a new reporting entity and adoption of fresh start reporting, in accordance with Statement of Position No. 90-7 (“SOP

90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” Although the effective date of the Plan was February 3, 2004, the Company has accounted for the consummation of the Plan as if it occurred on January 31, 2004. The balance sheet as of December 31, 2003 does not give effect to any adjustments in the carrying value of assets or the amounts or classification of liabilities that were recorded upon adoption of fresh start accounting. As a result of the extinguishment of the liabilities subject to compromise, Reptron recognized a reorganization gain on debt discharge amounting to $3.5 million, representing the excess of the carrying value of those liabilities compared to management’s estimate of the fair value of the New Common Stock and the New Notes. As provided for in the Company’s Plan of Reorganization, the holders of the liabilities subject to compromise would receive their ratable portion of the New Common Stock and New Notes in full satisfaction of those liabilities.

The following unaudited financial information reflects the implementation of the Plan as of the close of business on January 31, 2004. Reorganization adjustments have been made to reflect the discharge of debt and adoption of fresh start reporting in accordance with SOP 90-7. Accordingly, the reorganization value of Reptron of $86 million, as disclosed in the Plan of Reorganization and related Disclosure Statement, limited to the aggregate carrying value of the pre-emergence assets, has been used to allocate the value of the assets and liabilities of Reptron in conformity with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” Reptron determined that independent third party appraisals of its long-term tangible and intangible assets was necessary in order to allocate the reorganization value of the Company to its various assets at January 31, 2004. The fresh-start adjustments included in the table which follows represent management’s estimate of adjustments necessary to record assets and liabilities at fair value with consideration given to the appraisal work that has been completed. Reptron is currently evaluating the effects the reorganization will have on its net operating loss carryforwards for income tax purposes. The amount of net operating losses available to the company may be limited in total or be subject to annual limitations.

	January 31, 2004 (unaudited)
(In Thousands)	Predecessor Company	Debt Discharge		Fresh Start		Reorganized Company
Cash and cash equivalents	$82					$82
Restricted Cash	1,690					1,690
Account receivable—trade, net	13,083					13,083
Inventories, net	18,845					18,845
Prepaid expenses and other	3,831			(178	)(h)	3,653
Property, plant & equipment	19,737			2,808	(f)	22,545
Goodwill	18,970			(6,798	)(i)	12,172
Other intangible assets	—			4,168	(g)	4,168
Deferred income tax	1,843					1,843
Other assets	52					52

Total assets	$78,133	$—		$—		$78,133

Accounts payable—trade	$15,441					$15,441
Note payable to bank	4,854					4,854
Current portion of long-term obligations	450					450
Accrued expenses	15,063	(7,077	)(a)			7,986
Convertible subordinated notes due 2004	76,315	(76,315	)(a)			—
Senior secured notes due 2009	—	30,000	(b)			30,000
Long-term obligations	3,627					3,627

Total liabilities	115,750	(53,392)		—		62,358

Common stock	64			(14	)(e)	50
Additional paid-in capital	23,146	49,875	(c)	(57,296	)(e)	15,725
Accumulated deficit	(60,827)	3,517	(d)	57,310	(e)	—

Total liabilities and shareholders’ equity	$78,133	$—		$—		$78,133

(a)	Reduction of Convertible Notes, accrued interest on the Convertible Notes, and other liabilities subject to compromise for the implementation of the Plan of $83.4 million.

(b)	Increase in long-term obligations of $30.0 million associated with the issuance of the New Notes.

(c)	Increase in additional paid-in capital of $49.9 million reflecting the reorganization and issuance of the New Common Stock.

(d)	Effect of the gain on the extinguishment of debt. The income tax effects are reflected in the predecessor historical information. As a result, the effect on accumulated deficit is recognized excluding tax effects.

(e)	Elimination of accumulated deficit and issuance of New Common Stock reflecting the reorganized entity.

(f)	Increase in property, plant and equipment of $2.8 million reflecting the estimated fair market value of the assets on January 31, 2004 based primarily on third party appraisals.

(g)	Increase in other intangible assets of $4.2 million reflecting the value of the Company’s customer relationships on January 31, 2004 based on a third party appraisal. This asset was determined to have a 12 year life and will be amortized at rates such that 75% of the asset will be amortized in the first five years of the asset’s life and the remaining 25% of the asset will be amortized over the remaining seven years of its life.

(h)	Decrease in other current assets based on management’s assessment of fair value.

(i)	Net effect of the fresh start adjustments detailed in items (f), (g), and (h), above.

Background of the Electronic Manufacturing Services Industry

Electronics Manufacturing Services.    The EMS industry has experienced rapid changes over the past several years as an increasing number of original equipment manufacturers (“OEMs”) have chosen to outsource printed circuit board assemblies, display product integration, and total product assembly to electronics manufacturing specialists such as Reptron Manufacturing Services and Reptron Outsource Manufacturing and Design. Factors driving OEMs to favor outsourcing to electronics manufacturing specialists include:

•	Reduced Time to Market. Because of the intense competitive pressures and rapidly progressing technology in the electronics industry, OEMs are faced with increasingly short product life-cycles and therefore have a growing need to reduce the time required to bring a product to market. OEMs can reduce their time to market by using an electronics manufacturer’s established manufacturing expertise, engineering capabilities, and other infrastructure.

•	Minimized Capital Investment. As electronic products have become more technologically advanced, the manufacturing process has become increasingly automated and highly intricate, and manufacturers have had to invest in new capital equipment at an accelerated rate. By outsourcing to electronics manufacturing specialists, OEMs are able to lower their investment in inventory, facilities and equipment, thereby enabling them to allocate capital to other activities such as sales and marketing and research and development.

•	Focused Resources. Because the electronics industry is experiencing greater levels of competition and more rapid technological change, many OEMs increasingly seek to focus their resources on activities and technologies that add greater value. By offering turnkey manufacturing services and comprehensive electronic assembly, electronics manufacturing specialists permit OEMs to focus on their core business activities, such as product development and marketing.

•	Access to Leading Edge Manufacturing Technology. Electronic products and electronics manufacturing technology have become increasingly sophisticated and complex. OEMs desire to work with electronics manufacturing specialists in order to gain access to their technological expertise.

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

•	Access to Low Cost Manufacturing. The rapid move towards globalization has rendered the electronics industry to be more competitive than ever before. Therefore, OEMs require access to low cost manufacturing regions. Electronic manufacturing services providers have established facilities and supply chains in these low cost regions enabling access to low cost manufacturing and materials.

Strategy

Reptron’s principal business objective is to expand its presence as an electronics manufacturing services provider within specific market segments. Reptron has formed a strategy to achieve this objective based upon the following key elements:

•	Target Manufacturing Customers in Specific Market Segments. Reptron Manufacturing Services follows a well-defined strategy which focuses on complex assemblies in medium-to-high volumes for commercial and industrial customers. Additionally, Reptron Manufacturing Services seeks customers that will utilize its engineering expertise and its ability to assemble customers’ products by integrating printed circuit board assemblies into other elements of the customers’ products (sometimes referred to as total “box build”). Reptron Manufacturing Services also seeks customer relationships in which Reptron Manufacturing Services is the primary source and avoids engagements requiring an overflow supplier. Reptron Manufacturing Services targets customers in a variety of industries to establish diversity among the customers and industries served. Primary target industry segments include medical and industrial instrumentation.

•	Leverage Investments Made in its Manufacturing Facilities and Other Infrastructures. Reptron has invested in facilities and other infrastructures that will allow it to expand its business. Reptron believes its manufacturing facilities can accommodate approximately $300 million in annual contract manufacturing net sales based on its current mix of business. Reptron’s 2004 net sales totaled approximately $142 million. Consequently, Reptron believes there is adequate capacity to support future sales growth.

•	Focus On Market Segments Seeking Domestic Manufacturing. Reptron has four manufacturing facilities all located within the continental United States. In recent years the global outsourcing trend to low cost labor regions has gained significant momentum. Reptron seeks to engage market segments and customers whose products cannot be efficiently produced in such low cost labor areas and whose preference is to have their products manufactured in the United States. The Company seeks relationships where there is a good match between the customers’ requirements and our service offering. These characteristics often include: various forms of engineering assistance, new product introduction and early stage production, difficulty in forecasting requiring flexible delivery schedules, concern over theft of intellectual property, heavy or bulky product which possesses a U.S. destination creating significant shipping costs.

Factors That Could Affect Future Results

Customer Effect from Bankruptcy Filing.    During 2001 through 2004, the Company incurred significant financial losses. These losses combined with defaults incurred on our senior secured revolving credit facility (“Credit Agreement”) and Convertible Notes culminated in filing a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code on October 28, 2003. Reptron’s customers engage the Company to produce complex electronic products. These manufacturing engagements require significant investment and planning by both our customers and Reptron. Our inability to perform for our customers for whatever reason would have a significant impact on their business operations. Although the Company has subsequently completed its bankruptcy proceedings, it is possible that our major customers could suspend or terminate business activity with us due to their concerns about the long term financial stability of the Company. This action would have a material adverse effect on the Company.

Supplier Effect from Bankruptcy Filing.    Reptron relies on a supply chain comprised of approximately 900 different suppliers. Many of the materials delivered by this supply chain are custom or built to order requiring advanced planning, tooling and significant disengagement costs. Our Plan confirmed by the bankruptcy court provided for the vast majority of the Company’s suppliers to be paid in full for both pre-petition and post-petition shipments. Although our suppliers have been paid in full, it is possible that our bankruptcy filing could result in several adverse actions including restricting our credit limit and the time allowed to pay outstanding obligations, elimination of all credit lines requiring cash in advance or cash on delivery terms, price increases to compensate for perceived risks and choosing not to supply the Company altogether requiring additional time and investment to resource materials. These actions could have a material adverse effect on the Company.

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

Recent Adverse Economic Environment.    During 2001 through 2003, the United States economy experienced little growth. Many companies in the electronics industry experienced significant contraction due to adverse market conditions. We have continued cost cutting measures, initiated in 2001, that were directed at addressing these market conditions. We sold two unprofitable divisions during 2003. Additionally, we significantly reduced our debt level and related interest costs through a pre-negotiated Chapter 11 filing. There can be no assurance, however, that these combined measures will be effective or adequate to compensate for the significant reductions in our sales and earnings. In addition, the default under our Convertible Notes and our bankruptcy filing have caused some of our suppliers to limit the amount of overall credit extended to us and/or reduce the time for payment of credit putting additional pressure on our overall financial condition. Further weakening of the economy, could have a material adverse effect on our operating results and financial condition.

Customer Concentration and Related Factors Effecting Operating Results.    Reptron has certain customers that account for a significant part of total net sales. Our three largest customers accounted for approximately 13% (Datascope), 12% (Diebold), and 12% (Eastern Research) of total net sales in 2004, respectively, and 21% (Diebold), 12% (Datascope), and 6% of total net sales in 2003, respectively. The loss of one or more of these major customers, or a reduction in their level of purchasing, could have a material adverse effect on Reptron’s business, results of operations and financial condition. Some of our customers have expressed concern over the large losses we have incurred and the bankruptcy filing. It is possible that our major customers could suspend or terminate business activity with us due to these concerns. This action would have a material adverse effect on our business.

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

The Volume and Timing of Customer Sales May Vary.    The volume and timing of purchase orders placed by our customers are affected by a number of factors, including variation in demand for customers’ products, customer attempts to manage inventory, changes in product design or specifications and changes in the customers’ manufacturing strategies. Reptron typically does not obtain long-term purchase orders or commitments but instead works with its customers to develop nonbinding forecasts of future requirements. Based on such nonbinding forecasts, we make commitments regarding the level of business that we will seek and accept, the timing of production schedules and the levels and utilization of personnel and other resources. A variety of conditions, both specific to each individual customer and generally affecting each customer’s industry, may cause customers to cancel, reduce or delay orders that were either previously made or anticipated. For example, voting equipment accounted for approximately 11% of Reptron’s net sales in 2003, however, we received no sales orders for voting equipment in 2004. The timing and level of acceptance of the use of voting equipment as opposed to current methods renders sales in this market segment to be very volatile. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty, except for payment for services rendered or products completed and, in certain circumstances, payment for materials purchased and charges associated with such cancellation, reduction or delay. Significant or numerous cancellations, reductions or delays in orders by customers, or any inability by customers to pay for services provided by us or to pay for components and materials purchased by us on such customers’ behalf, could have a material adverse effect on our operating results.

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

Availability of Components.    We rely on third-party suppliers for electronic components. We believe that component shortages would have a material adverse effect on Reptron’s ability to service its customers. At various times, there have been shortages of components in the electronics industry and from time to time the supply of certain electronic components is subject to limited allocations. If shortages of components should occur, we expect that we may be forced to delay shipment or to purchase components at higher prices (that we may not be able to be pass on to our customers), which may have a material adverse effect on customer demand, our ability to service customer needs or our gross margins. We believe that any of these events could have a material adverse effect on our operating results.

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

Migration of Electronic Manufacturing to Asia.    A growing number of electronic manufacturing service providers have relocated a portion or all of their manufacturing operations to Asia. In particular, the growth rate in China has been very strong in recent years to the detriment of other regions of the world. This trend is driven primarily by high availability of low cost labor. In order for us to remain competitive in the markets we serve and have targeted, we may need to expand a portion of our manufacturing capability to Asia. If we are unable to develop a manufacturing presence in Asia, our ability to effectively compete may be materially and adversely affected. There can be no assurance that we will develop a manufacturing presence in Asia.

Implementation of European RoHS Requirements and Other Environmental Regulations.    The European Union and the United Kingdom have developed additional manufacturing requirements aimed at the elimination of lead and other substances from most products sold in this region. These regulations become effective in 2006 and will require the industry to significantly change its manufacturing process and materials used in producing electronic products. These regulations will require Reptron to make additional capital investments in manufacturing equipment and introduce additional costs to the manufacturing and materials procurement process. There can be no assurance that Reptron will be able to comply with these new requirements in a timely fashion or that the additional costs associated with compliance will not have a material adverse effect of the Company’s operating results.

Expiration of Labor Union Contract.    The production workers in the Hibbing, Minnesota facility are organized and represented by a labor union. The current labor agreement expires in September, 2006. There can be no assurance that the Company will be able to negotiate a new labor agreement with terms and conditions which will allow for profitable operating results or that work stoppages will be avoided during the negotiation period.

Start-up Costs and Inefficiencies Related To New or Transferred Programs Can Adversely Affect Our Operating Results.    Start-up costs, the management of labor and equipment resources in connection with the establishment of new programs and new customer relationships, and the need to estimate required resources in advance can adversely affect our gross margins and operating results. These factors are particularly prominent in the early stages of the life cycle of new products and new programs. The effects of these start-up costs and inefficiencies can also occur when, and if, we open new facilities. These factors also affect our ability to efficiently use labor and equipment. Due to the improved economy and more successful marketing efforts, we are currently managing a number of new programs and new customer relationships. Consequently, our exposure to these factors has increased. In addition, if any of these new programs or new customer relationships were to be terminated, our operating results could be harmed, particularly in the near term.

Electronic Manufacturing Services (EMS)

Our operations include Reptron Manufacturing Services and Reptron Outsource Manufacturing and Design. Reptron Manufacturing Services currently operates from three locations and represents approximately 87% of total 2004 net sales. Reptron Outsource Manufacturing and Design was acquired in 1999 and operates from a single facility. Reptron Outsource Manufacturing and Design represents approximately 13% of our total 2004 net sales.

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

Reptron Outsource Manufacturing and Design performs product assembly services primarily for customers in the medical, industrial and semiconductor equipment market niches. This division also possesses specific expertise in flat panel display technology. We provide various forms of engineering, product burn-in, clean room environments and other services. This total service approach tends to produce customer loyalty and higher margins.

Marketing and Customers.    Reptron Manufacturing Services follows a well-defined marketing strategy, which includes the following key elements:

•	Target Customers Requiring Complex Printed Circuit Board Assemblies Produced Domestically. Reptron Manufacturing Services focuses on complex assemblies in medium-to-high volumes for customers primarily in the medical, industrial/instrumentation, banking and telecommunications industries. Reptron Manufacturing Services does not manufacture extremely high volume printed circuit board assemblies for the personal computer, consumer products or automotive industries. We target complex assemblies that require engineering capabilities and are not easily produced in low labor cost regions of the world. Reptron Manufacturing Services gains access to a significant number of these kinds of customers through its direct sales force and independent manufacturer’s representatives. Additionally, Reptron Manufacturing Services expands its market and customer development through its participation in industry consortiums and targeted trade shows within its chosen market niches.

•	Target Customer Relationships where Reptron Manufacturing Services is the Primary Source. Reptron Manufacturing Services seeks customers that have decided to strategically outsource substantially all circuit board assembly. Consequently, Reptron Manufacturing Services markets its services as a “partnership” with the customer and encourages the customer to view Reptron Manufacturing Services as an extension of its own manufacturing capabilities. Reptron Manufacturing Services attempts to avoid relationships where it is used as an overflow supplier to manage peak volume requirements.

•	Maintain a Diverse Customer and Industry Base. Reptron Manufacturing Services targets customers primarily in the medical, industrial/instrumentation, banking and telecommunications industries and seeks to maintain a diversity of customers among these industries and within each industry. In addition, Reptron Manufacturing Services believes that the industries that it targets make products that generally have longer life cycles, more stable demand and less price pressure compared to consumer oriented products. Nevertheless, Reptron Manufacturing Services’ customers from time to time, experience downturns in their respective businesses resulting in fluctuations in demand for Reptron Manufacturing Services’ services. See “Factors That Could Affect Future Results.”

•	Target Customers Seeking Value-Added Services. Reptron Manufacturing Services offers a wide variety of services in addition to circuit board assembly and total product assembly. Theses services include various forms of engineering and inventory control programs. Reptron Manufacturing Services seeks to include its services offering in customer engagements to avoid a commodity service business model. We believe selling these value-added services promotes customer longevity and more profitable customer engagements and differentiates the Company from low cost global EMS solutions.

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

Reptron seeks to maintain diversity within its customer base and industries served. During 2004, Reptron’s largest three EMS customers represented 13%, 12%, and 12%, respectively, of total Reptron EMS net sales. During 2003, Reptron’s largest three EMS customers represented 21%, 12%, and 6%, respectively, of total Reptron EMS net sales. The following table sets forth the principle industries served and the percentage of Reptron’s EMS net sales derived from these industries for 2004 and 2003.

Industry	2004 % of Sales	2003 % of Sales
Medical	42%	40%
Semiconductor Equipment	8%	6%
Industrial/Instrumentation	16%	15%
Telecommunications	15%	11%
Banking	15%	13%
Government	1%	11%
Office Products	0%	1%
Other	3%	3%

Manufacturing Facilities.    Reptron Manufacturing Services operates three plants. These manufacturing facilities are equipped with advanced SMT assembly equipment and PTH insertion equipment. The Gaylord, Michigan 80,000 square foot manufacturing facility is owned by us and was constructed in 1988. The Tampa, Florida 150,000 square foot manufacturing and corporate headquarters facility is owned by us and was completed in the first quarter of 1997. Reptron Manufacturing Services currently leases five buildings in Hibbing, Minnesota, which total 100,000 square feet. These buildings are owned in part by four individuals on Reptron Manufacturing’s senior management team. Additionally, we own a 40,300 square foot building in Hibbing, Minnesota which is occupied by Reptron Manufacturing Services. Reptron Outsource Manufacturing and Design operates from a 68,000 square foot leased facility in Fremont, California.

The Hibbing, Minnesota manufacturing plant accounted for approximately 35% of Reptron’s, 2004 net sales, with the Tampa, Florida manufacturing plant totaling approximately 27% of 2004 net sales, the Gaylord, Michigan plant totaling approximately 25% of 2004 net sales, and the Fremont, California facility producing the remaining 13% of 2004 EMS net sales.

Competition

We face substantial competition. Many of our competitors have international operations and significantly greater manufacturing, financial, marketing and research and development resources and broader name recognition than we do. Reptron competes in a highly fragmented market composed of a diverse group of EMS providers. We believe that the key competitive factors in our markets are manufacturing flexibility, price, manufacturing quality, advanced manufacturing technology and reliable delivery. Many EMS providers operate extremely high-volume facilities and focus on target markets, such as the computer industry, that Reptron does not seek to serve. Reptron considers its key competitive advantages to include its expertise in medium-to-high volume, flexible batch processing, its provision of value-added services and its material management techniques. We believe that our expertise in flexible, batch processing differentiates us from high-volume competitors because of the relative complexity of economically fulfilling a large number of batch contracts. We also believe that by focusing on medium-to-high volume production runs, Reptron competes effectively.

Reptron Outsource Manufacturing and Design competes in a highly fragmented market composed of a diverse group of EMS providers, display integration companies and electronic component distributors that have strategic alliances with display integration companies. We believe that market reputation combined with a high degree of technical competency, has allowed Reptron Outsource Manufacturing and Design to compete effectively in the marketplace.

Management Information Systems

We have made significant investments in computer hardware, software and management information system (“MIS”) personnel. We employ approximately 18 individuals who are responsible for hardware upgrades, maintenance of current software and related databases and augmenting software packages with custom programming. We currently maintain an internet web page that provides a wide variety of information. Our expanded use of web based technologies include enhanced e-mail and interactive use of our intranet for data warehouse applications such as quality documentation, human resources documentation, MIS systems documentation and interactive corporate forms.

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

Reptron Outsource Manufacturing and Design operates an integrated software package, MAS90. This client-server software has minimal hardware performance requirements and interfaces with a number of database formats, allowing the flexibility of utilizing third-party reporting tools.

Employees

As of March 4, 2005, we employed 1,006 persons, of whom 942 were dedicated to Reptron Manufacturing Services, 58 were dedicated to Reptron Outsource Manufacturing and Design and 6 were corporate employees. Hourly employees at the manufacturing plant in Hibbing, Minnesota are covered under a collective bargaining agreement with the International Brotherhood of Electrical Workers. The current term of the collective bargaining agreement expires in September 2006.

Item 2.	Properties

Owned facilities.    We own a 150,000 square foot facility located in Tampa, Florida which is occupied by the Tampa Reptron Manufacturing Services plant and the corporate headquarters for the entire Company. We also own an 80,000 square foot Reptron Manufacturing Services facility in Gaylord, Michigan. Finally, we own a 40,300 square foot manufacturing building which is one of six buildings that forms our manufacturing campus in Hibbing, Minnesota.

Leased Facilities.    We currently lease a total of 100,000 square feet of manufacturing and administrative offices for the Reptron Manufacturing Services operation in Hibbing, Minnesota. The lease on these buildings expires in December 2007.

We lease a total of 68,000 square feet of manufacturing and administrative offices for the Reptron Outsource Manufacturing and Design operation in Fremont, California. The lease on the building expires in November 2008.

Item 3.	Legal Proceedings

We are, from time to time, involved in litigation relating to claims arising out of our operations in the ordinary course of business. We believe that none of these claims, which were outstanding as of December 31, 2004, should have a material adverse impact on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None

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

Our Old Common Stock was traded on the OTCBB under the symbol “REPT”, prior to its cancellation. The Old Common Stock began trading on the OTCBB on September 22, 2003. From January 27, 2003 through September 21, 2003 our common stock was trading on the NASDAQ SmallCap Market. Prior to that, our common stock was traded on the NASDAQ National Market System. The following table sets forth, for the periods indicated, the high and low close prices of our common stock as reported by the NASDAQ National Market, the NASDAQ SmallCap Market and the Over the Counter Bulletin Board system, as appropriate:

Fiscal 2003 (Old Common Stock—REPT)	High	Low
First Quarter	$0.65	$0.16
Second Quarter	$0.65	$0.22
Third Quarter	$0.59	$0.25
Fourth Quarter	$0.40	$0.15

Fiscal 2004 (New Common Stock—RPRN)	High	Low
First Quarter	$13.00	$10.50
Second Quarter	$11.61	$6.75
Third Quarter	$8.65	$6.25
Fourth Quarter	$8.45	$6.98

On March 9, 2005, the last sale price of our New Common Stock, as reported by The OTCBB was $5.90 per share.

As of March 9, 2005, there were approximately 109 holders of record of our New Common Stock.

We have never declared or paid dividends on our common stock. We do not intend, for the foreseeable future, to declare or pay any cash dividends and intend to retain earnings, if any, for the future operation and expansion of our business. Our current Credit Agreement prohibits the payment of dividends and our Senior Secured Notes contain a restrictive covenant which limits our ability to pay cash dividends.

The following table sets forth certain information relating to our equity compensation plans as of December 31, 2004.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Shareholders	441,666	$10.05	58,334
Equity Compensation Plans Not Approved by Shareholders	—	$—	—

Total	441,666	$10.05	58,334

The equity compensation plans which existed as of December 31, 2003 were cancelled in conjunction with the Company’s Plan of Reorganization filed under Chapter 11 of the U.S. Bankruptcy Code and subsequently confirmed by the bankruptcy court. The Plan allowed for a new stock option plan with a total of 500,000 options available for future issuance as shown in the table above.

Item 6.	Selected Financial Data

As discussed above, the Company’s Plan of Reorganization became effective on February 3, 2004. As a result of the implementation of fresh start accounting as of January 31, 2004, the Company’s results of operations after that date are not comparable to results reported in prior periods because of differences in the bases of accounting and the capital structure for the Predecessor Company and the Reorganized Company. To facilitate comparisons to prior periods, the results of operations for the year ended December 31, 2004, shown below, includes the one month period ended January 31, 2004 for the Predecessor Company and the eleven months ended December 31, 2004 for the Reorganized Company. The following table summarizes selected financial data and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(In thousands, except share data)	2000	2001	2002	2003	2004
Operating Statement Data:

Net sales	$230,553	$171,388	$165,101	$150,067	$141,598
Gross Profit	30,535	14,982	17,096	18,932	16,484
Loss from continuing operations (1)	(106)	(11,324)	(12,119)	(16,734)	(845)
Loss from continuing operations per common share—basic	$(0.02)	$(1.77)	$(1.89)	$(2.61)	$(0.17)
Weighted average Common Stock equivalent shares outstanding—basic	6,252,938	6,389,474	6,416,319	6,417,196	5,000,000
Loss from continuing operations per common share—diluted	$(0.02)	$(1.77)	$(1.89)	$(2.61)	$(0.17)
Weighted average Common Stock equivalent shares outstanding—diluted	6,252,938	6,389,474	6,416,319	6,417,196	5,000,000

(In thousands)
Balance Sheet Data:
Total assets	$294,606	$199,395	$156,974	$81,223	$76,192
Long-term obligations—including current portion	$162,461	$132,704	$81,487	$80,422	$33,741

(1)	Includes inventory write-down charge of approximately $0.7 million in the fourth quarter of 2003. Additionally, the Company recorded goodwill impairment of approximately $7.8 million in the fourth quarter of 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “Reptron”, “the Company”, “we”, “us” and “our” refer to Reptron Electronics, Inc., unless the context otherwise requires. This document contains certain forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and are made in reliance on the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Factors that could cause or contribute to actual results to differ materially include the following: business conditions and growth in Reptron’s industry and in the general economy; competitive factors; risks due to shifts in market demand; the ability of Reptron to complete acquisitions; the risks discussed in the section of this report titled “Factors That Could Affect Future Results” and the risk factors listed from time to time in Reptron’s reports filed with the Securities and Exchange Commission as well as assumptions regarding the foregoing. The words “believe”, “plans”, “estimate”, “expect”, “intend”, “should”, “may”, “will”, “appear”, “hope “anticipate”, and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made These statements are only predictions Reptron undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

2004 Compared to 2003

As previously discussed, the Company’s Plan of Reorganization became effective on February 3, 2004. As a result of the implementation of fresh start accounting as of January 31, 2004, the Company’s results of operations after that date are not comparable to results reported in prior periods because of differences in the bases of accounting and the capital structure for the Predecessor Company and the Reorganized Company. To facilitate comparisons to prior periods, the results of operations for the year ended December 31, 2004, discussed below, includes the one month period ended January 31, 2004 for the Predecessor Company and the eleven months ended December 31, 2004 for the Reorganized Company.

Net Sales.    Net sales decreased $8.5 million, or 5.6%, from $150.1 million in 2003 to $141.6 million in 2004. This decrease is primarily attributable to continued weakness in the overall electronics industry and decreased demand of electronic voting equipment from our customer in the governmental segment. During 2004 and 2003 we transacted business with approximately 50 customers. The three largest customers accounted for approximately 13%, 12% and 12%, respectively, of 2004 net sales as compared to 21%, 12% and 6%, respectively, of 2003 net sales.

Gross Profit.    Gross profit decreased $2.4 million or 12.7%, from $18.9 million in 2003 to $16.5 million in 2004. The gross margin decreased from 12.6% in 2003 to 11.6% in 2004. The decrease in gross margin is primarily attributable to a combination of lower fixed cost absorption rates at the lower sales levels experienced in 2004 and production inefficiencies due to significant start-up costs associated with new customers and new circuit card assemblies. Start-up costs, the management of labor and equipment resources in connection with the establishment of new programs and new customer relationships, and the need to estimate required resources in advance can adversely affect our gross margins and operating results. These factors are particularly prominent in the early stages of the life cycle of new products and new programs. These factors also affect our ability to efficiently use labor and equipment. Due to an improving economy and more successful marketing efforts, we are currently managing a number of new programs and new customer relationships. Consequently, our exposure to these factors has increased.

Selling, General, and Administrative Expenses (“SG&A”).    Selling, general, and administrative expenses decreased $9.9 million, or 38.1%, from $26.1 million in 2003 to $16.2 million in 2004. The decrease in expense during 2004 is primarily attributable to a non-cash goodwill impairment charge of approximately $7.8 million in 2003. Without the goodwill impairment charge, selling, general and administrative expenses decreased $2.1 million, or 8.0%, from 2003 to 2004. This decrease in selling, general and administrative expenses is primarily attributable to reductions of these costs from prior periods as a result of our reorganization and the divesture of the distribution and computer products divisions. Additionally, certain operating expenses are variable with sales and were reduced in conjunction with the 5.6% net sales reduction in 2004.

Interest Expense.    Net interest expense allocated to the continuing EMS operations, decreased $2.5 million, or 46.4%, from $5.4 million in 2003 to $2.9 million in 2004. The decrease is primarily the result of the discharge of $76.3 million of Convertible Notes and the issuance of $30.0 million of Senior Secured Notes in accordance with the Plan of Reorganization. Approximately $4.3 million of interest expense was recorded in 2003 related to the Convertible Notes as compared to $2.1 million of interest expense for 2004 associated with the Senior Secured Notes. No interest expense was recorded for the two months ending December 31, 2003 and the one month ended January 31, 2004 related to the Convertible Notes. The remaining decrease in net interest expense is the result of a decrease in average outstanding debt, excluding the Convertible Notes and Senior Secured Notes, of $12.3 million from $24.5 million in 2003 to $12.2 million in 2004. Interest expense of $0.9 million was allocated to the discontinued operations of our electronic component distribution business and computer products division in 2003. The basis for this allocation was interest expense which could reasonably have been expected to be avoided through the collection of our distribution division’s trade receivables, proceeds from the sales of assets held for sale, and subsequent payment on our working capital credit facility.

Reorganization Costs.    On October 28, 2003, the Company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The Company’s Plan of Reorganization was confirmed by the bankruptcy court on January 14, 2004 and became effective on February 3, 2004. The Company incurred costs as a result of this reorganization totaling $4.1 million in 2003 and $1.0 million in 2004 for various items including legal and consulting fees, financing costs and severance payments.

Income Taxes.    The Company recorded income tax expense from continuing operations of $0.8 million and an income tax benefit from discontinued operations of $0.2 million for the month ended January 31, 2004. Also, the deferred tax asset was reduced by a corresponding amount. The income tax provision resulted primarily from the reorganization gain on debt discharge that was partially offset by operating losses. During the eleven month period ended December 31, 2004, we incurred losses before income taxes of $2.1 million. As a result, we recognized a deferred tax asset and an offsetting valuation allowance of $0.8 million, resulting in no income tax benefit. Realization of the tax loss carryforwards are contingent upon future taxable earnings in the appropriate jurisdiction. Each carryforward item is reviewed for expected utilization, using a “more likely than not” approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (federal or state), the relevant history for the particular item, the applicable expiration dates, and identified actions under our control in realizing the associated carryforward benefits. We assess the available positive and negative evidence surrounding the recoverability of the deferred tax assets, including our expected taxable income over the next one to two years, and apply judgement in estimating the amount of valuation allowance necessary under the circumstances. We continue to assess and evaluate strategies that will enable the carryforward, or a greater portion thereof, to be utilized, and will reduce the valuation allowance appropriately for each item at such time when it is determined that the “more likely than not” criterion is satisfied. As noted above, the effect of the reorganization may reduce the amount of net operating losses and/or limit the amount that may be available to the company in a given period.

Discontinued Operations.    The Company incurred a loss from discontinued operations in 2004 of approximately $0.1 million excluding an income tax benefit of approximately $0.2 million. See additional discussion of discontinued operations contained elsewhere herein.

2003 Compared to 2002

Discontinued Operations.    During 2003, Reptron exited the ECD business segment through the June, 2003 sale of Reptron Distribution Services and the October, 2003 sale of Reptron Computer Products. The operating results and loss incurred on the sale of these two divisions have been segregated and summarized as discontinued operations in 2003. Accordingly, the discussion and analysis for fiscal year 2003 compared to fiscal year 2002 pertains to the Company’s continuing operations in the EMS segment.

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

Reorganization Costs.    On October 28, 2003, the Company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The Company’s Plan of Reorganization was confirmed by the bankruptcy court on January 14, 2004 and became effective on February 3, 2004. The Company incurred costs as a result of this reorganization totaling $4.1 million in 2003 for various items including legal and consulting fees, financing costs and severance payments.

Discontinued Operations.    During 2003, the Company exited its ECD segment through the June, 2003 sale of Reptron Distribution Services and the October, 2003 sale of Reptron Computer Products. The operating results of the ECD segment as well as the loss incurred with the sale of the two divisions within the segment, have been segregated and summarized as discontinued operations. The loss from discontinued operations, net of taxes, totaled $14.1 million and $24.3 million in 2002 and 2003, respectively.

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

Liquidity and Capital Resources

On October 28, 2003, we filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Under the terms of the Plan, substantially all of our general unsecured creditors (except for holders of the Convertible Notes and certain other creditors) received full payment for all prepetition claims within ninety days subsequent to the Plan’s effective date. The Plan was confirmed by the bankruptcy court on January 14, 2004 and became effective February 3, 2004, resulting in conversion of the $76.3 million of Convertible Notes, $6.4 million of accrued interest and $0.8 million of other liabilities into $30 million of Senior Secured Notes due in 2009 (“New Notes”) and the issuance of 95% of the common stock of the reorganized entity (“New Common Stock”). Previously outstanding common stock was exchanged for 5% of the New Common Stock. The New Notes carry an interest rate of seven percent per annum during the first two years and eight percent per annum during the remaining three years.

As of December 31, 2004, we had cash and cash equivalents of $0.2 million, restricted cash of $1.0 million and working capital of $7.8 million. The current ratio at December 31, 2004 and 2003 was 1.27 to 1 and 0.35 to 1, respectively. We primarily finance our operations through the New Notes, bank credit lines, operating cash flows, and short-term financing through supplier credit lines. Net cash used in or provided by operating activities has historically been provided by net income (loss) levels combined with fluctuations in inventory, accounts receivable and accounts payable. Operating activities for 2004 consumed cash of approximately $1.2 million. This consisted primarily of $0.8 million of net loss from continuing operations, $4.6 million of non-cash depreciation and amortization charges, $0.5 million reduction of deferred tax assets, $1.0 million reduction in prepaid expenses, $0.6 million reduction in other assets, $0.3 million increase in accrued liabilities, offset by $3.5 million of reorganization gain on debt discharge, $1.6 million increase in accounts receivable, $0.2 million increase in inventory, and $2.1 million decrease in accounts payable. Days sales outstanding in accounts receivable were approximately 37 days at December 31, 2004 compared to 32 days at December 31, 2003. Annualized inventory turns for 2004 were 6.6 times compared to 4.5 times for 2003.

Capital expenditures totaled approximately $3.3 million in 2004 and $2.1 million in 2003. These capital expenditures were primarily for manufacturing equipment and were funded by the working capital credit facility, as defined below.

Credit Agreement.    The Company has a revolving credit facility with Congress Financial Corporation that provides up to $25 million (the “Credit Agreement”) to fund the Company’s operations through February 2007. The Credit Agreement contains certain covenants including a minimum quarterly measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined by the Credit Agreement. The Company was in compliance with the covenants contained in the Credit Agreement as of December 31, 2004. The interest rate on the credit facility is based on the lender’s prime rate plus one percent. The Credit Agreement is collateralized by substantially all of the Company’s assets. This credit facility, together with the Company’s available cash reserves and cash provided by operations, is expected to provide sufficient liquidity for the Company to pay for goods and services within standard terms. Under the advance rates contained in the Credit Agreement, there was approximately $6.9 million of unused available credit on December 31, 2004. Amounts outstanding under the Credit Agreement were approximately $10.4 million as of December 31, 2004.

Senior Secured Notes due in 2009.    As of December 31, 2003, there were outstanding approximately $76.3 million of Convertible Notes. These Convertible Notes were cancelled as outlined in the Company’s Plan of Reorganization which was confirmed by the bankruptcy court on January 14, 2004 and became effective February 3, 2004. The holders of the Convertible Notes received their pro-rata share of New Notes which collectively total $30 million and their pro-rata share of 95% of the New Common Stock. The New Notes will become due in five years from the date of issuance. These notes carry a seven percent annual interest rate in the first two years and an eight percent annual interest rate in the remaining three years. Distributions of the New Notes and New Common Stock were made on March 22, 2004.

Management believes that available credit facilities in addition to our current cash and cash flows expected to be generated from operations will be sufficient to meet our known capital requirements and working capital needs of our operations through at least the next twelve months. However, future liquidity and cash requirements will depend on a wide range of factors including the level of business in existing operations, credit lines extended by lenders and trade suppliers, the need for expansion of manufacturing operations in foreign countries (especially China) and capital expenditure requirements. To the extent we pursue acquisitions or other strategic growth opportunities, we may need to raise additional capital through debt or equity financings to fund such opportunities. There can be no assurance that financing will be available in amounts and on terms acceptable to management.

The following table summarizes our known contractual obligations, excluding interest:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations	$44,104	$10,743	$1,083	$30,406	$1,872
Capital Lease Obligations	68	68	—	—	—
Operating Lease Obligations	3,172	921	2,251	—	—
Purchase Obligations	—	—	—	—	—

	$47,344	$11,732	$3,334	$30,406	$1,872

Critical Accounting Policies and Estimates

The Company’s emergence from Chapter 11 bankruptcy proceedings on February 3, 2004 resulted in a new reporting entity and adoption of fresh start reporting, in accordance with Statement of Position No. 90-7 (SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” Although the effective date of the Plan was February 3, 2004, the Company has accounted for the consummation of the Plan as if it occurred on the close of business on January 31, 2004. The financial statements as of December 31, 2003 do not give effect to any adjustments in the carrying value of assets or the amounts or classification of liabilities that were recorded upon implementation of the Plan of Reorganization. The adoption of SOP 90-7 creates, in substance, a new reporting entity. SOP 90-7 also requires that changes in accounting principles required in the financial statements of the emerging entity within twelve months of fresh start reporting to be adopted at the time fresh start reporting is adopted, of which there were none.

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period and related disclosure of contingent assets and liabilities. These estimates and assumptions are based upon the Company’s evaluation of historical results and anticipated future events. Actual results may differ from these estimates under different assumptions or conditions.

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

Valuation of Receivables.    The Company maintains an allowance for doubtful accounts for estimated losses resulting from customer defaults. The Company performs ongoing credit evaluations of its customers considering among other things, the customers’ payment history and current ability to pay. A provision for uncollectible amounts is adjusted based on these evaluations and historical experience. If the financial condition of a customer were to deteriorate, resulting in an impairment of that customer’s ability to make payments to the Company, additional reserves may be required. Generally, accounts are written-off upon the exhaustion of all reasonable collection efforts.

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

Impairment of Assets.    Reptron’s policy is to periodically review and evaluate whether there has been a permanent impairment in the value of long-lived assets. Factors considered in the evaluation include current operating results, trends and anticipated undiscounted future cash flows. An impairment loss is recognized to the extent that fair value of the assets measured as the sum of discounted estimated future cash flows (using the Company’s incremental borrowing rate over a period of less than 30 years) that is expected to result from the use of the asset or other measure of fair value, is less than the carrying value. There have been no impairment losses from continuing operations in 2004, 2003, or 2002.

Goodwill.    In assessing the Company’s goodwill for impairment in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” the Company is required to assess the valuation of its reporting units, which involves making significant assumptions about the future cash flows and overall performance of its reporting units. Should these assumptions or the structure of the reporting units change in the future based upon market conditions or changes in business strategy, the Company may be required to record impairment charges to its goodwill. In 2003, goodwill of approximately $3.3 million which was recorded in conjunction with a prior business acquisition by our Reptron Distribution Services division, was expensed and included in the loss from discontinued operations. The Company updated it’s analysis in response to filing a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the fourth quarter of 2003. This discounted cash flow analysis indicated that the goodwill recorded as a result of the purchase of a flat panel display business was fully impaired. Accordingly, the Company recorded an impairment charge of approximately $7.8 million in 2003, which is included in selling, general and administrative expenses. As previously discussed, the Company applied fresh start accounting during the first quarter of 2004 and has allocated the reorganization value among the company’s assets. This allocation resulted in recognition of goodwill totaling approximately $12.2 million, which is $6.8 million less than the amount recognized prior to adoption of fresh start accounting.

Deferred Income Taxes.    The carrying value of the Company’s deferred income tax assets is dependent upon the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions. Should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be expensed in the period such determination was made. The Company presently records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not expected to be realized. While the Company has considered future taxable income expected to be earned over the next one to two years and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that the Company were not able to achieve these objectives additional valuation allowances and corresponding costs would be recorded. To the extent that deferred tax assets are realized in excess of those recorded, net of the valuation allowance, goodwill will be reduced and no tax benefit will be recognized in those periods.

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

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued Statement 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The amendments made by Statement 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company does not believe that the adoption of Statement 151 will have a significant effect on its financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)). This Statement, effective on July 1, 2005, requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date using an option-pricing model and recognized in the financial statements over the requisite service period. This Statement does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, “Employer’s Accounting for Employee Stock Ownership Plans.” Statement 123(R) supersedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting, which the Company is currently using.

Statement 123(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123(R). The second method is the modified retrospective application, which requires that the Company restates prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. The Company is currently determining which transition method it will adopt and is evaluating the impact Statement 123(R) will have on its financial position, results of operations, EPS and cash flows when the Statement is adopted.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk

While Reptron had no holdings of derivative financial or commodity instruments at December 31, 2004, we are exposed to financial market risks, including changes in interest rates. Approximately 76% of our interest bearing borrowings have a fixed interest rate. However, borrowings under the working capital Credit Agreement bear interest at a variable rate based on the Domestic Rate Loan (6% at December 31, 2004). Based on the average floating rate borrowings outstanding throughout 2004, a 90 basis point change in the interest rate would have caused Reptron’s interest expense, net of the income tax effect, to change by approximately $75,000. Reptron believes that this amount is not significant to its 2004 results of operations.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this Item are contained in pages F-1 through F-24 of this Report and are incorporated into this Item by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures.    Our management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information required by this Item is included under the captions Executive Officers, Section 16(a) Beneficial Ownership Reporting Compliance, and Election of Directors, in our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by this reference.

Item 11.	Executive Compensation

Information required by this Item is included under the caption Executive Compensation and other matters, Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values, Employment Contracts and Termination of Employment and Change-of-Control Arrangements, Compensation Committee Interlocks and Insider Participation in our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is included under the caption Security Ownership of Certain Beneficial Owners in our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions

Information required by this Item is included under the caption Certain Relationships and Related Transactions in our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services

Information required by this Item is included under the caption Ratification of Appointment of Independent Auditors Fees and Services in our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by this reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements and Schedules

Page
Report of Grant Thornton LLP, Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2004 (Reorganized Company) and December 31, 2003 (Predecessor Company)	F-3

Consolidated Statements of Operations for the eleven months ended December 31, 2004 (Reorganized Company), one month ended January 31, 2004 (Predecessor Company) and the years ended December 31, 2003 and 2002 (Predecessor Company)

F-4

Consolidated Statements of Shareholders Equity (Deficit) for the eleven months ended December 31, 2004 (Reorganized Company), one month ended January 31, 2004 (Predecessor Company) and the years ended December 31, 2003 and 2002 (Predecessor Company)

F-5

Consolidated Statements of Cash Flows for the eleven months ended December 31, 2004 (Reorganized Company), one month ended January 31, 2004 (Predecessor Company) and the years ended December 31, 2003 and 2002 (Predecessor Company)

F-6
Notes to Consolidated Financial Statements	F-7
Report of Grant Thornton LLP, Independent Registered Public Accounting Firm	F-23
Schedule II Valuation and Qualifying Accounts	F-24

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index. An asterisk (*) beside the exhibit number indicates the exhibits containing a management contract, compensatory plan or arrangement, which are required to be identified in this report.

Exhibit No.	Description
3.1	Articles of Incorporation—Incorporated by reference to Exhibit 3.1 to Form 10-K dated December 31, 2003, as filed with the Securities and Exchange Commission on March 30, 2004.

3.2	Bylaws—Incorporated by reference to Exhibit 3.2 to Form 10-K dated December 31, 2003, as filed with the Securities and Exchange Commission on March 30, 2004.

4.1	Specimen Certificate for the Common Stock of Registrant—Incorporated by reference to Exhibit 4.1 to Form 10-K dated December 31, 2003, as filed with the Securities and Exchange Commission on March 30, 2004.

4.2	Form of Indenture—Incorporated by reference to Exhibit 4.2 to Form T-3, as filed with the Securities and Exchange Commission.

4.3	Form of Senior Secured Note—Incorporated by reference to Exhibit 4.3 to Form T-3, as filed with the Securities and Exchange Commission.

10.1*	Employment Agreement between Paul Plante and Reptron Electronics, Inc., dated February 3, 2004—Incorporated by reference to Exhibit 10.1 to Form 10-K dated December 31, 2003, as filed with the Securities and Exchange Commission on March 30, 2004.

10.2	Loan and Security Agreement between Congress Financial and Reptron Electronics, Inc., dated February 3, 2004—Incorporated by reference to Exhibit 10.2 to Form 10-K dated December 31, 2003, as filed with the Securities and Exchange Commission on March 30, 2004.

10.3*	Reptron Electronics, Inc. Stock Option Plan

10.4*	Amendment No. 1 to the Reptron Electronics, Inc. Stock Option Plan

10.5	Lease agreement between North Bay Trail and Reptron Electronics, Inc.

10.6	Lease agreement between Nor-Tec Properties, et al, and Reptron Electronics, Inc.

10.7	Lease agreement between Nor-Tec Properties, et al, and Reptron Electronics, Inc.

Exhibit No.	Description

10.8	Agreement between International Brotherhood of Electrical Workers and Reptron Electronics, Inc.

10.9	Amendment to Agreement between International Brotherhood of Electrical Workers and Reptron Electronics, Inc.

24.1	Power of Attorney (See Signature Page)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Paul J. Plante

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Paul J. Plante

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Charles L. Pope

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Charles L. Pope

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of Tampa, State of Florida, on March 31, 2005.

REPTRON ELECTRONICS, INC.

By:	/s/ PAUL J. PLANTE
Paul J. Plante,
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ CHARLES L. POPE
Charles L. Pope,
Chief Financial Officer
(Principal Financial and Accounting Officer)

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

SIGNATURES	TITLE	DATE

/s/ PAUL J. PLANTE Paul J. Plante	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 31, 2005

/s/ CHARLES L. POPE Charles L. Pope	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2005

/s/ MARK HOLLIDAY Mark Holliday	Chairman of the Board of Directors	March 31, 2005

/s/ MICHAEL L. MUSTO Michael L. Musto	Director	March 31, 2005

/s/ STEVEN SCHEIWE Steven Scheiwe	Director	March 31, 2005

/s/ HAROLD L. PURKEY Harold L. Purkey	Director	March 31, 2005

/s/ CARL R. VERTUCA Carl R. Vertuca	Director	March 31, 2005

REPTRON ELECTRONICS, INC.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page Number
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets—December 31, 2004 (Reorganized Company) and December 31, 2003 (Predecessor Company)	F-3

Consolidated Statements of Operations—Eleven months ended December 31, 2004 (Reorganized Company), one month ended January 31, 2004 (Predecessor Company) and years ended December 31, 2003 and 2002 (Predecessor Company)

F-4

Consolidated Statements of Shareholders Equity (Deficit)—Eleven months ended December 31, 2004 (Reorganized Company), one month ended January 31, 2004 (Predecessor Company) and years ended December 31, 2003 and 2002 (Predecessor Company)

F-5

Consolidated Statements of Cash Flows—Eleven months ended December 31, 2004 (Reorganized Company), one month ended January 31, 2004 (Predecessor Company) and years ended December 31, 2003 and 2002 (Predecessor Company)

F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-26

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2002, 2003, and 2004	F-27

Report Of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Reptron Electronics, Inc.

We have audited the accompanying consolidated balance sheets of Reptron Electronics, Inc. and its wholly owned subsidiaries as of December 31, 2004 (Reorganized Company) and 2003 (Predecessor Company), and the related consolidated statements of operations, shareholders’ equity, and cash flows for the eleven months ended December 31, 2004 (Reorganized Company), the one month ended January 31, 2004 (Predecessor Company) and the two years ended December 31, 2003 (Predecessor Company). These financial statements are the responsibility of Reptron’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reptron Electronics, Inc. and subsidiaries as of December 31, 2004 (Reorganized Company) and 2003 (Predecessor Company), and the consolidated results of their operations and cash flows for the eleven month period ended December 31, 2004 (Reorganized Company), the one month period ended January 31, 2004 (Predecessor Company) and the two years ended December 31, 2003 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, effective February 3, 2004, the Company was reorganized under a plan of reorganization confirmed by the United States Bankruptcy Court for the Southern District of Florida. In connection with its reorganization, the Company applied fresh start accounting as of February 1, 2004.

/s/ GRANT THORNTON LLP

Tampa, Florida

February 11, 2005

REPTRON ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	Reorganized Company December 31, 2004	Predecessor Company December 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$227	$311
Restricted cash	1,014	2,640
Account receivable—trade, net	14,569	12,974
Inventories, net	19,774	19,546
Prepaid expenses and other	826	3,516

Total current assets	36,410	38,987

PROPERTY, PLANT & EQUIPMENT—NET	21,770	20,098
GOODWILL	12,172	18,970
OTHER INTANGIBLE ASSETS, NET	3,855	—
DEFERRED INCOME TAX	1,902	2,449
OTHER ASSETS	83	719

TOTAL ASSETS	$76,192	$81,223

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable—trade	$12,885	$15,167
Accrued expenses	5,049	7,333
Note payable to bank	10,431	6,214
Current portion of long-term obligations	380	437
Liabilities subject to compromise	—	83,456

Total current liabilities	28,745	112,607
LONG-TERM NOTES PAYABLE, less current portion	33,361	3,670

SHAREHOLDERS’ EQUITY
Preferred Stock—authorized 15,000,000 shares of $.10 par value; no shares issued	—	—
Common Stock—authorized 50,000,000 shares of $.01 par value; issued and outstanding, 5,000,000 and 6,417,196 shares, respectively	50	64
Additional paid-in capital	15,725	23,146
Accumulated deficit	(1,689)	(58,264)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	14,086	(35,054)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$76,192	$81,223

The accompanying notes are an integral part of these statements.

REPTRON ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Reorganized Company Eleven Months Ended December 31, 2004	Predecessor Company
		One Month Ended January 31, 2004	Year Ended December 31,
			2003	2002
Net Sales	$129,230	$12,368	$150,067	$165,101
Cost of goods sold	113,635	11,479	131,135	148,005

Gross profit	15,595	889	18,932	17,096

Selling, general and administrative expenses	14,758	1,447	26,128	23,411

Operating income (loss)	837	(558)	(7,196)	(6,315)

Other income (expense):
Interest expense, net	(2,850)	(61)	(5,433)	(5,804)
Gain on debt discharge	—	3,517	—	—
Reorganization costs (Note A)	(100)	(853)	(4,105)	—

Total other income (expense)	(2,950)	2,603	(9,538)	(5,804)

Earnings (loss) before income taxes	(2,113)	2,045	(16,734)	(12,119)

Income tax provision	—	777	—	—

Income (loss) from continuing operations	(2,113)	1,268	(16,734)	(12,119)

Discontinued operations (Note B)
Income (loss) from discontinued operations	424	(507)	(24,348)	(14,088)
Income tax benefit	—	193	—	—

Income (loss) on discontinued operations	424	(314)	(24,348)	(14,088)

Net earnings (loss)	$(1,689)	$954	$(41,082)	$(26,207)

Net earnings (loss) from continuing operations per common share—basic and diluted:	$(0.42)	$0.20	$(2.61)	$(1.89)
Net earnings (loss) from discontinued operations per common share—basic and diluted:	$0.08	$(0.05)	$(3.79)	$(2.19)

Net earnings (loss) per common share—basic and diluted	$(0.34)	$0.15	$(6.40)	$(4.08)

Weighted average Common Stock equivalent shares outstanding—basic and diluted	5,000,000	6,417,196	6,417,196	6,416,319

The accompanying notes are an integral part of these statements.

REPTRON ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares Outstanding	Par Value
Predecessor Company
Balance at December 31, 2001	6,397,196	$64	$23,083	$9,025	$32,172
Exercise of stock options	20,000	—	63	—	63
Net Loss	—	—	—	(26,207)	(26,207)

Balance at December 31, 2002	6,417,196	64	23,146	(17,182)	6,028
Net Loss	—	—	—	(41,082)	(41,082)

Balance at December 31, 2003	6,417,196	64	23,146	(58,264)	(35,054)
Net Income Month Ended January 31, 2004	—	—	—	954	954

Balance at January 31, 2004	6,417,196	64	23,146	(57,310)	(34,100)
Cancellation of predecessor common stock, additional paid-in capital, and accumulated deficit under Plan of Reorganization	(6,417,196)	(64)	(23,146)	57,310	34,100

Balance at January 31, 2004	—	—	—	—	—

Reorganized Company
Balance at January 31, 2004	—	$—	$—	$—	$—
Issuance of common stock under Plan of Reorganization	5,000,000	50	15,725	—	15,775
Net Loss	—	—	—	(1,689)	(1,689)

Balance at December 31, 2002	5,000,000	$50	$15,725	$(1,689)	$14,086

The accompanying notes are an integral part of this statement.

REPTRON ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Reorganized Company Eleven Months Ended December 31, 2004	Predecessor Company
		One Month Ended January 31, 2004	Year Ended December 31,
			2003	2002
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities of continuing operations:
Net earnings (loss)	$(1,689)	$954	$(41,082)	$(26,207)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities of continuing operations:
Net (earnings) loss from discontinued operations	(424)	314	24,348	14,088
Depreciation	3,923	412	5,268	5,821
Amortization	313	—	1,430	1,329
Goodwill impairment	—	—	7,808	—
Deferred income taxes	(59)	606	—	1,102
Reorganization gain on debt discharge	—	(3,517)	—	—
Change in assets and liabilities:
Accounts receivable	(1,618)	23	7,913	7,813
Inventories	(929)	701	6,601	6,375
Prepaid expenses and other current assets	2,028	(1,024)	(656)	326
Other assets	(35)	666	(674)	(1,017)
Accounts payable	(2,366)	281	(3,272)	4,605
Accrued expenses	(983)	1,238	6,197	634
Income taxes payable/receivable	—	—	—	5,900

Net cash provided by (used in) operating activities of continuing operations	(1,839)	654	13,881	20,769

Cash flows from investing activities of continuing operations:
(Increase) decrease in restricted cash	676	950	(2,640)	—
Purchases of property, plant & equipment	(3,280)	(51)	(2,074)	(4,087)

Net cash provided by (used in) investing activities of continuing operations	(2,604)	899	(4,714)	(4,087)

Cash flows from financing activities of continuing operations:
Net proceeds (payments) on notes payable to banks	5,577	(1,360)	(27,392)	(16,990)
Payments on long-term obligations	(336)	(30)	(1,064)	(1,160)
Proceeds from exercise of stock options	—	—	—	63

Net cash provided by (used in) financing activities of continuing operations	5,241	(1,390)	(28,456)	(18,087)

Net increase (decrease) in cash and cash equivalents	798	163	(19,289)	(1,405)

Net increase in cash and cash equivalents from discontinued operations (see Note D)	(653)	(392)	19,230	1,578

Cash and cash equivalents at the beginning of the period	82	311	370	197

Cash and cash equivalents at the end of the period	$227	$82	$311	$370

The accompanying notes are an integral part of these statements.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE A—ORGANIZATION AND DESCRIPTION OF BUSINESS

Reptron Electronics, Inc. (“Reptron”) is an electronics manufacturing services company providing engineering services, electronics manufacturing services and display integration services. Reptron Manufacturing Services offers full electronics manufacturing services including complex circuit board assembly, complete supply chain services and manufacturing engineering services to OEMs in a wide variety of industries including medical, industrial/instrumentation, banking, telecommunications, and office products. Reptron Outsource Manufacturing and Design provides value-added display design engineering and system integration services to OEMs.

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

In February 2003, the Company commenced discussions with certain holders of the Convertible Notes (“Ad-hoc Committee”) to discuss the financial condition of the Company and the proposed restructuring. The Company engaged in extensive, arms’ length negotiations with the Ad-hoc Committee regarding the terms of the consensual restructuring of Reptron.

On October 28, 2003, Reptron filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Under the terms of the Plan, substantially all of Reptron’s general unsecured creditors (except for holders of the Convertible Notes and certain other creditors) received full payment for all prepetition claims within ninety days subsequent to the Plan’s effective date. The Plan was confirmed by the bankruptcy court on January 14, 2004 and became effective February 3, 2004, resulting in conversion of the $76.3 million of Convertible Notes, $6.4 million of accrued interest and $0.8 million of other liabilities into $30 million of Senior Secured Notes due in 2009 (“New Notes”) and the issuance of 95% of the common stock of the reorganized entity (“New Common Stock”). Previously outstanding common stock was exchanged for 5% of the New Common Stock. The New Notes carry an interest rate of seven percent per annum during the first two years and eight percent per annum during the remaining three years.

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

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

Interest expense of approximately $4.3 million on the Convertible Notes was accrued through October 28, 2003, the Company’s Chapter 11 petition filing date, even though the Company discontinued interest payments on such debt. Interest expense for 2003 excludes $0.9 million of stated contractual interest associated with the Convertible Notes between October 28, 2003 and December 31, 2003. No interest expense was recorded on the Convertible Notes in 2004.

The Company incurred $1.0 million of reorganization costs during 2004, which primarily includes professional fees of approximately $0.4 million, debt issuance costs of approximately $0.2 million, and contract settlement and other miscellaneous costs of approximately $0.4 million. The Company incurred $4.1 million of reorganization costs during 2003, which primarily includes professional fees of approximately $2.0 million, a write-off of debt issuance costs of approximately $1.5 million, and contract settlement and other miscellaneous costs of approximately $0.6 million.

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

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

The following unaudited financial information reflects the implementation of the Plan as of the close of business on January 31, 2004. Reorganization adjustments have been made to reflect the discharge of debt and adoption of fresh start reporting in accordance with SOP 90-7. Accordingly, the reorganization value of the Company of $86 million, as disclosed in the Plan of Reorganization and related Disclosure Statement, limited to the aggregate carrying value of the pre-emergence assets, has been used to allocate the value of the assets and liabilities of the Company in conformity with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” The Company determined that independent third party appraisals of its long-term tangible and intangible assets was necessary in order to allocate the reorganization value of the Company to its various assets at January 31, 2004. The fresh-start adjustments included in the table which follows represent management’s estimate of adjustments necessary to record assets and liabilities at fair value with consideration given to appraisals. The Company is currently evaluating the effects the reorganization will have on its net operating loss carryforwards for income tax purposes. The amount of net operating losses available to the company may be limited in total or be subject to annual limitations.

	January 31, 2004 (unaudited)
(In Thousands)	Predecessor Company	Debt Discharge		Fresh Start		Reorganized Company
Cash and cash equivalents	$82					$82
Restricted Cash	1,690					1,690
Account receivable—trade, net	13,083					13,083
Inventories, net	18,845					18,845
Prepaid expenses and other	3,831			(178	)(h)	3,653
Property, plant & equipment	19,737			2,808	(f)	22,545
Goodwill	18,970			(6,798	)(i)	12,172
Other intangible assets	—			4,168	(g)	4,168
Deferred income tax	1,843					1,843
Other assets	52					52

Total assets	$78,133	$—		$—		$78,133

Accounts payable—trade	$15,441					$15,441
Note payable to bank	4,854					4,854
Current portion of long-term obligations	450					450
Accrued expenses	15,063	(7,077	)(a)			7,986
Convertible subordinated notes due 2004	76,315	(76,315	)(a)			—
Senior secured notes due 2009	—	30,000	(b)			30,000
Long-term obligations	3,627					3,627

Total liabilities	115,750	(53,392)		—		62,358

Common stock	64			(14	)(e)	50
Additional paid-in capital	23,146	49,875	(c)	(57,296	)(e)	15,725
Accumulated deficit	(60,827)	3,517	(d)	57,310	(e)	—

Total liabilities and shareholders’ equity	$78,133	$—		$—		$78,133

(a)	Reduction of Convertible Notes, accrued interest on the Convertible Notes, and other liabilities subject to compromise for the implementation of the Plan of $83.4 million.

(b)	Increase in long-term obligations of $30.0 million associated with the issuance of the New Notes.

(c)	Increase in additional paid-in capital of $49.9 million reflecting the reorganization and issuance of the New Common Stock.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(d)	Effect of the gain on the extinguishment of debt. The income tax effects are reflected in the predecessor historical information. As a result, the effect on accumulated deficit is recognized excluding tax effects.

(e)	Elimination of accumulated deficit and issuance of New Common Stock reflecting the reorganized entity.

(f)	Increase in property, plant and equipment of $2.8 million reflecting the estimated fair market value of the assets on January 31, 2004 based primarily on third party appraisals.

(g)	Increase in other intangible assets of $4.2 million reflecting the value of the Company’s customer relationships on January 31, 2004 based on a third party appraisal. This asset was determined to have a 12 year life and will be amortized at rates such that 75% of the asset will be amortized in the first five years of the assets life and the remaining 25% of the asset will be amortized over the remaining seven years of its life.

(h)	Decrease in other current assets based on management’s assessment of fair value.

(i)	Net effect of the fresh start adjustments detailed in items (f), (g), and (h), above.

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

For purposes of the statement of cash flows, Reptron considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Restricted cash represents funds set aside pursuant to the requirements of certain letters of credit outstanding at December 31, 2004 and 2003.

3.	Inventories

Inventories are stated at the lower of cost or market determined using the first-in, first-out method (FIFO). The Company evaluates inventories for excess, obsolescence or other factors that may render inventories unmarketable at normal margins. Write-downs are recorded so that inventories reflect the approximate net realizable value and take into consideration the Company’s contractual provisions with its customers and suppliers governing return privileges.

4.	Property, Plant and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided for, using the straight-line method, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives (buildings 39 1/2 years, most other asset categories 5 years). Leasehold improvements are amortized using the straight-line method over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Leased equipment under capital leases is amortized using the straight-line method over the lives of the respective leases or over the service lives of the assets for those leases which substantially transfer ownership. Accelerated methods are used for tax depreciation. Repairs

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

and maintenance costs are expensed as incurred. As discussed in Note A, the Company applied fresh start accounting during the first quarter of 2004 which resulted in an adjustment of $2.8 million of additional value assigned to property and equipment based primarily on third party appraisals.

5.	Goodwill

On January 1, 2002, the Company adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests for goodwill impairment. A third party valuation consultant was engaged to assist the Company in preparing valuations on certain business units of the Company for the purpose of evaluating the impact of the adoption of SFAS 142. Based primarily on the methodology included in a report dated May 13, 2002 from the valuation consultant and as updated by the Company’s internal analysis, as of January 1, 2004 and 2003, there was no impairment of goodwill. In addition, the Company updated it’s analysis in response to filing a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the fourth quarter of 2003. This discounted cash flow analysis indicated that the goodwill recorded as a result of the purchase of a flat panel display business was fully impaired. Accordingly, the Company recorded an impairment charge of approximately $7.8 million in 2003, which is included in selling, general and administrative expenses. As discussed in Note A, the Company applied fresh start accounting during the first quarter of 2004 which resulted in decreased value assigned to goodwill of approximately $6.8 million.

6.	Customer List

Upon the adoption of fresh start accounting, the Company recognized an intangible asset that reflects the value of the Company’s customer relationships based on a third party appraisal. This asset was determined to have a value of $4.2 million and a twelve year life. Amortization expense will be recorded in amounts such that 75% of the asset value will be amortized in the first five years of the asset’s life and the remaining 25% of the asset value will be amortized over the remaining seven years of its life. The Company recorded approximately $0.3 million of amortization expense related to this asset in the eleven months ending December 31, 2004. The Company expects to record amortization expense of $625,000 annually in 2005 through 2008, and $387,000 in 2009.

7.	Impairment of Assets

Reptron’s policy is to periodically review and evaluate whether there has been a permanent impairment in the value of long-lived assets. Factors considered in the evaluation include current operating results, trends and anticipated undiscounted future cash flows. An impairment loss is recognized to the extent that fair value of the assets measured as the sum of discounted estimated future cash flows (using the Company’s incremental borrowing rate over a period of less than 30 years) that is expected to result from the use of the asset or other measure of fair value, is less than the carrying value. There have been no impairment losses in 2004, 2003, or 2002.

8.	Income Taxes

Reptron accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting For Income Taxes.” Under the liability method specified by

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

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

10.	Use of Estimates

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

11.	Revenue Recognition

Revenues are recognized upon shipment of product, at which time title to goods has transferred to the buyer. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral on its accounts receivable. Credit losses are provided for in the financial statements based on management’s assessment of specific customer balances, considering the age of receivables and financial stability of the customer and consistently have been within management’s expectations. Accounts receivable are presented net of an allowance for doubtful accounts of $37,000 and $953,000 in 2004 and 2003, respectively. Generally, accounts are written-off upon the exhaustion of all reasonable collection efforts. During 2004, the Company recovered approximately $172,000 of accounts written off in prior years that were primarily associated with discontinued operations. The Company incurred $0, $521,000, and $1,447,000 of bad debt expense during 2004, 2003, and 2002, respectively, including bad debt expense included in loss from discontinued operations.

The Company’s three largest customers accounted for approximately 13%, 12%, and 12%, respectively, of net sales for the year ended December 31, 2004. No other customers accounted for sales of 10% or more during 2004. The Company’s two largest customers accounted for approximately 21% and 12%, respectively, of net sales for the year ended December 31, 2003. No other customers accounted for sales of 10% or more during 2003.

12.	Stock Based Compensation

The Company follows Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123), which establishes a fair value based method of accounting for stock-based

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

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

Had compensation cost for the Company’s stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS 123, the Company’s net loss and net loss per common share would have been the pro forma amounts indicated below (see also Note L):

(In thousands except per share data)	Reorganized Company Eleven Months Ended December 31, 2004	Predecessor Company
		One Month Ended January 31, 2004	Year Ended December 31,
			2003	2002
Reported net income (loss)	$(1,689)	$954	$(41,082)	$(26,207)

Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	626	—	38	96

Pro forma net income	$(2,315)	$954	$(41,120)	$(26,303)

Net loss per common share—basic:
As reported	$(0.34)	$0.15	$(6.40)	$(4.08)
Pro forma	$(0.46)	$0.15	$(6.41)	$(4.10)

Net loss per common share—diluted:
As reported	$(0.34)	$0.15	$(6.40)	$(4.08)
Pro forma	$(0.46)	$0.15	$(6.41)	$(4.10)

13.	Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued Statement 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The amendments made by Statement 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company does not believe that the adoption of Statement 151 will have a significant effect on its financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)). This Statement, effective on July 1, 2005, requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date using an option-pricing model and recognized in the financial statements over the requisite service period. This Statement does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, “Employer’s Accounting for Employee Stock Ownership Plans.” Statement 123(R) supersedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting, which the Company is currently using.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

Statement 123(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123(R). The second method is the modified retrospective application, which requires that the Company restates prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. The Company is currently determining which transition method it will adopt and is evaluating the impact Statement 123(R) will have on its financial position, results of operations, EPS and cash flows when the Statement is adopted.

14.	Fresh Start Accounting

As discussed in Note A, the Company adopted fresh start accounting during the first quarter of 2004, creating, in substance, per SOP 90-7 a new reporting entity. SOP 90-7 also requires that changes in accounting principles required in the financial statements of the emerging entity within twelve months of fresh start reporting should be adopted at the time fresh start reporting is adopted. No such changes occurred.

NOTE C—DISCONTINUED OPERATIONS

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

Revenue for the ECD division was approximately $109.0 million, and $36.2 million for the years ended December 31, 2002, and 2003, respectively. The ECD division’s loss from operations before income taxes was $15.7 million in 2002. Its combined loss from operations and the loss on the sale of identified assets of this division was $19.2 million in 2003. Included in the loss from discontinued operations in 2003 is an impairment writedown of $3.3 million of goodwill, an $8.1 million writedown of inventory, a $1.7 million impairment of fixed assets, and other costs of $0.8 million. The inventory writedown was determined with consideration given to the sale proceeds for the inventory included in the sale. The goodwill impairment was also recognized in response to the near term expectations established by the board of directors in March 2003 to either sell or otherwise discontinue these operations. As a result, the long-term turnaround previously estimated by management for this segment was no longer feasible and recovery of these assets was not expected in the near term. Also included in the pre-tax loss in 2003 and 2002 is interest expense of $0.5 million and $1.6 million, respectively, that was allocated to the electronic component distribution business. The basis for this allocation considered interest expense which can reasonably be expected to be avoided through the collection of the electronic component distribution division’s trade receivables, proceeds from the sales of assets held for sale, and subsequent payment on the working capital credit facility. Included in the loss from discontinued operations in January 2004 is $0.2 million representing an increase in estimated workers compensation costs. During the eleven months ended December 31, 2004, the discontinued operations generated earnings of approximately $0.4 million. These earnings resulted primarily from the realization of assets that had previously been written down and liabilities that were ultimately discharged in amounts less than accrued.

Computer Products Division

The Company exited the Computer Products (“CP”) business through a sale of identified assets of the division that was completed on October 27, 2003. Accordingly, the results of this division have been reported as

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

a discontinued operation for all periods presented. Revenue for the CP division was $45.6 million, $24.9 million, and $0 for the years 2002, 2003, and 2004, respectively. The CP division’s loss from operations before income taxes was $5.1 million in 2003 compared to income from operations before income taxes of $1.6 million in 2002. Included in the pre-tax operations in 2002 and 2003 is interest expense of $0.7 million and $0.3 million, respectively, that was allocated to the CP division. The basis for this allocation considered interest expense which can reasonably be expected to be avoided through the proceeds from the sales of assets held for sale, and subsequent payment on the working capital credit facility.

NOTE D—STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information (in thousands):

	Reorganized Company Eleven Months Ended December 31, 2004	Predecessor Company
		One Month Ended January 31, 2004	Year Ended December 31,
			2003	2002
Cash paid for:
Interest	$1,625	$61	$1,990	$8,211
Income taxes (refunded)	$—	$—	$—	$(7,002)

Supplemental disclosures of cash flow information from discontinued operations (in thousands):

Net earnings (loss) from discontinued operations	$424	$(314)	$(24,348)	$(14,088)
Depreciation and amortization	—	—	301	919
Goodwill impairment	—	—	3,294	—
Fixed asset impairment	—	—	1,800	—
Fixed asset purchases	—	—	—	(69)
Reduction in inventories, including LCM adjustment and sale to buyer	—	—	27,201	15,910
Reduction in accounts receivable	132	(132)	20,856	3,462
Prepaid expenses and other current assets	799	709	(701)	(485)
Other assets	5	1	270	(166)
Reduction in accounts payable, including accounts assumed by the buyer	(1,561)	(7)	(7,310)	(4,485)
Accrued expenses	(452)	(649)	(2,133)	580

Net cash provided by (used in) discontinued operations	$(653)	$(392)	$19,230	$1,578

Reptron incurred approximately $0, $0, and $187,000 of obligations under capital leases for the acquisition of equipment during 2004, 2003, and 2002, respectively.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE E—INVENTORIES

Inventories consist of the following (in thousands):

	Reorganized Company December 31, 2004	Predecessor Company December 31, 2003
Raw materials	$13,324	$12,802
Work in process	4,799	6,612
Finished goods	2,349	1,836

	20,472	21,250
Less reserve for excess and obsolete inventory	(698)	(1,704)

	$19,774	$19,546

The Company recorded expenses of $0.2 and $0.7 million, included in cost of goods sold, to writedown inventories to the lower of cost or market during the fourth quarter of 2004 and 2003, respectively. The 2004 writedown was necessitated by excess labor costs due to start-up activities associated with a new customer. The 2003 writedown was necessitated by excess components due to significant reductions in customer demands.

NOTE F—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	Reorganized Company December 31, 2004	Predecessor Company December 31, 2003
Land and buildings	$11,482	$12,681
Furniture, fixtures and equipment	13,900	47,665
Leashold improvements	471	4,900

	25,853	65,246
Less accumulated depreciation and amortization	(4,083)	(45,148)

	$21,770	$20,098

NOTE G—NOTE PAYABLE TO BANK

The Company has a revolving credit facility with Congress Financial Corporation that provides up to $25 million (the “Credit Agreement”) to fund the Company’s operations through February 2007. The Credit Agreement contains certain covenants including a minimum quarterly measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined by the Credit Agreement. The Company was in compliance with the covenants contained in the Credit Agreement as of December 31, 2004. The interest rate on the credit facility is based on the lender’s prime rate plus one percent. The Credit Agreement is collateralized by substantially all of the Company’s assets. This credit facility, together with the Company’s available cash reserves and cash provided by operations, is expected to provide sufficient liquidity for the Company to pay for goods and services within standard terms. Under the advance rates contained in the Credit Agreement, there was approximately $6.9 million of unused available credit on December 31, 2004. Amounts outstanding under the Credit Agreement were approximately $10.4 million as of December 31, 2004.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE H—LONG-TERM NOTES PAYABLE

Long-term obligations consist of the following (in thousands):

	Reorganized Company December 31, 2004	Predecessor Company December 31, 2003
Senior Secured Notes due 2009, with semi-annual interest installments at a rate of 7.0% through February 2006, and 8.0% thereafter	$30,000	$—

Convertible Subordinated Notes due 2004, with semi-annual interest installments at a rate of 6.75%	—	76,315

Notes payable collateralized by the Tampa manufacturing facility, due in monthly principal and interest installments of $39.6, through March 2015, at an interest rate of 8.6%	3,215	3,405

Others	526	702

	33,741	80,422

Less amount included with liabilities subject to compromise	—	(76,315)

Less current maturities	(380)	(437)

	$33,361	$3,670

The $76.3 million 6 3/4% Convertible Subordinated Notes (the “Convertible Notes”) outstanding as of December 31, 2003 were to pay interest semi-annually on February 1 and August 1. The holders of the Convertible Notes had the right to convert any portion of the principal amount of the outstanding Convertible Notes, at the date of conversion, into shares of common stock at any time prior to the close of business on August 1, 2004, at a conversion rate of 35.0877 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to a conversion price of approximately $28.50 per share). There was no requirement that the holders of the Convertible Notes convert on or before August 1, 2004. Additionally, the Company had the right to require the redemption of the Convertible Notes under certain circumstances.

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

On October 28, 2003, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code to implement a pre-negotiated plan to restructure the Convertible Notes. Under the plan of reorganization, the existing Convertible Notes along with all related accrued and unpaid interest, were exchanged for new notes with a total principal balance of $30 million. The term of the new notes is five years and carries a seven percent annual interest rate during the first two years and an eight percent annual interest rate during the remaining three years. The new notes are secured by a second security position, behind the security position on the Credit Agreement, in all assets of the Company. The noteholders also received ninety-five percent of the Company’s new common shares outstanding. The Bankruptcy Court confirmed the pre-negotiated plan of reorganization on January 14, 2004 and the Plan became effective on February 3, 2004.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

At December 31, 2004, aggregate maturities of long-term obligations, excluding the Credit Agreement, are as follows (in thousands):

Year ending December 31,
2005	$380
2006	332
2007	487
2008	266
2009	30,206
Thereafter	2,070

$33,741

At December 31, 2004, the net book value of equipment under capital leases is approximately $0. The related capital lease obligations are included with long-term obligations.

Interest payable was $1,225,000 and $6,439,000 at December 31, 2004 and 2003, respectively. Interest payable at December 31, 2004 consists primarily of accrued interest on the Senior Secured Notes which have interest payment dates of January 1 and July 1. Interest payable at December 31, 2003 consists primarily of accrued interest on the Convertible Notes which have interest payment dates of February 1 and August 1. The interest payment had not been made on these notes since August 1, 2002. Interest due as of December 31, 2003 was exchanged for a combination of new notes and new common stock in accordance with the Company’s plan of reorganization that was effective on February 3, 2004.

NOTE I—INCOME TAXES

The income tax provision (benefit) for the eleven months ended December 31, 2004, the one month ended January 31, 2004, and the years ended December 31, 2003 and 2002, respectively, is as follows (in thousands):

	Reorganized Company Eleven Months Ended December 31, 2004	Predecessor Company
		One Month Ended January 31, 2004	Year Ended December 31,
			2003	2002
Current	$59	$(22)	$—	$1,102
Deferred	(59)	606	—	(1,102)

	$—	$584	$—	$—

Reptron’s effective tax rate differs from the statutory U. S. federal income tax rate as a result of the following:

	Reorganized Company Eleven Months Ended December 31, 2004	Predecessor Company
		One Month Ended January 31, 2004	Year Ended December 31,
			2003	2002
Statutory federal tax rate	34.0%	34.0%	34.0%	34.0%
State income taxes of approximately 7.4% for all periods, net of federal tax benefit	5.0	5.0	5.0	5.0
Meals and entertainment	(1.0)	0.0	0.0	(0.4)
Reorganization expenses	(2.0)	19.0	0.0	0.0
Other	0.0	0.0	0.0	0.0
Deferred tax valuation allowance	(36.0)	(20.0)	(39.0)	(38.6)

Effective tax rate	0.0%	38.0%	0.0%	0.0%

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

Deferred income tax assets and liabilities resulting from differences between accounting for financial statement purposes and tax purposes pursuant to SFAS No. 109, are summarized as follows (in thousands):

	Reorganized Company December 31, 2004	Predecessor Company December 31, 2003
Deferred tax assets
Net operating loss carryforward	$24,701	$25,332
AMT and other tax credit carryforward	200	200
Inventory reserves	280	682
Accrued expenses	—	276
Accrued vacation	166	165
Allowance for bad debts	15	381
Goodwill	2,348	3,374
Other	3	—

	27,713	30,410

Deferred tax liabilities
Depreciation	697	533
Other intangible assets	1,542	—

	2,239	533

Net deferred tax asset (liability)	25,474	29,877
Less: valuation allowance	(23,572)	(27,428)

	$1,902	$2,449

Reptron has net operating loss carryforwards of approximately $63.8 million for Federal and $78.1 million for state income tax purposes, which expire in the years 2018 through 2023. Realization of the tax loss and credit carryforwards is contingent upon future taxable earnings in the appropriate jurisdictions. Valuation allowances have been recorded in 2002, 2003, and 2004 for deferred tax assets which may not be realized. Each carryforward item is reviewed for expected utilization, using a “more likely than not” approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (federal or state), the relevant history for the particular item, the applicable expiration dates, and identified actions under the control of the Company in realizing the associated carryforward benefits. The Company assesses the available positive and negative evidence surrounding the recoverability of the deferred tax assets, including estimated taxable income for a limited forecast period of one to two years, and applies its judgement in estimating the amount of valuation allowance necessary under the circumstances. The Company continues to assess and evaluate strategies that will enable the carryforward, or a greater portion thereof, to be utilized, and will reduce the valuation allowance appropriately for each item at such time when it is determined that the “more likely than not” criterion is satisfied. To the extent that deferred tax assets are realized in excess of those recorded, net of the valuation allowance, goodwill will be reduced and no tax benefit will be recognized in those periods.

The Company’s plan of reorganization (see Note A) may also significantly reduce the amount of net operating loss carryforwards that are available to offset future taxable income or limit the amount of losses that can be utilized in each year.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE J—COMMITMENTS AND CONTINGENCIES

Operating Leases

Reptron has operating leases for facilities and certain machinery and equipment which expire at various dates through 2008. Certain leases provide for payment by Reptron of any increases in property taxes and insurance over a base amount and others provide for payment of all property taxes and insurance by Reptron. See Note M for leases with related parties.

Future minimum payments, by year and in the aggregate, under noncancellable operating leases consist of the following at December 31, 2004 (in thousands):

Year ending December 31,
2005	$921
2006	911
2007	919
2008	421
2009	—
Thereafter	—

Total rent expense for the eleven months ended December 31, 2004 and the one month ended January 31, 2004 was approximately $1,127,000 and $100,000, respectively. Total rent expense for the years ended December 31, 2003 and 2002 was approximately, $1,821,000, and $2,810,000, respectively, including rent expenses included in loss from discontinued operations.

The Company does not have any variable interests in variable interest entities as defined by FIN 46R, Consolidation of Variable Interest Entities.

Litigation

Reptron was one of ninety-one defendants in a patent infringement action commenced by the Lemelson Medical, Education & Research Foundation, Limited Partnership (“Lemelson”). Lemelson alleged that Reptron and the other co-defendants have infringed various patents that purportedly cover the use of “machine vision” and “bar code” scanning equipment. Lemelson has asserted similar claims against other companies in Reptron’s industry, as well as against companies in other industries. However, the Lemelson claim against the Company was stricken by the Bankruptcy Court.

Reptron is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. Reptron believes that none of these claims, which were outstanding as of December 31, 2004, should have a material adverse impact on its financial condition or results of operations.

Indemnifications

The Company indemnified its officers and directors against costs and expenses related to shareholder and other claims (i.e., only actions taken in their capacity as officers and directors) that are not covered by the Company’s directors and officers insurance policy. This indemnification is ongoing and does not include a limit on the maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of December 31, 2004, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

Restructuring

The Company recognized restructuring costs of approximately $1,246,000 during the fourth quarter of 2002 primarily for ECD employee separation and facility consolidation costs. Substantially all of these costs were paid during 2003 and the remainder were paid in February 2004.

NOTE K—SHAREHOLDERS’ EQUITY

The Board of Directors is authorized, without further shareholder action, to divide any or all shares of the authorized Preferred Stock into series and to fix and determine the designations, preferences, relative rights, qualifications, limitations or restrictions thereon, of any series so established, including voting powers, dividend rights, liquidation preferences, redemption rights and conversion privileges. The Board of Directors has not authorized any issuance of Preferred Stock and there are no plans, agreements, or understandings for the authorization or issuance of any shares of Preferred Stock. As a result of the Plan of reorganization, there is no Preferred Stock outstanding following the effective date of the Plan. The Company is restricted from paying dividends by the terms of its notes payable.

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

The Plan of Reorganization provides for the adoption of a new stock option plan (“New Stock Option Plan” or “New Plan”) whereby up to 10% of the Company’s new common stock may be issued in connection with options granted under the New Plan. The New Plan was adopted in February 2004 as the Reptron Electronics, Inc. Stock Option Plan and provides for the issuance of options to purchase up to 500,000 shares of the Company’s common stock. As of December 31, 2004, a total of 441,666 options has been granted under the New Plan.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

The following table summarizes the activity in the Old Stock Option Plans subject to options for the three years ended December 31, 2003, the one month ending January 31, 2004 and the New Stock Option Plan for the eleven months ending December 31, 2004:

	Shares	Range of Exercise Price	Weighted Average Exercise Price
Outstanding at December 31, 2001	1,425,431	$2.94 – 15.97	$6.63
Granted	42,250	$3.15 – 3.15	$3.15
Exercised	(20,000)	$3.19 – 3.19	$3.19
Forfeited	(320,243)	$3.15 – 15.97	$7.11

Outstanding at December 31, 2002	1,127,438	$2.94 – 13.48	$6.42
Granted	—	$0.00 – 0.00	$0.00
Exercised	—	$0.00 – 0.00	$0.00
Forfeited	(227,863)	$2.94 – 8.81	$6.46

Outstanding at December 31, 2003	899,575	$3.15 – 13.48	$6.42
Granted	—	$0.00 – 0.00	$0.00
Exercised	—	$0.00 – 0.00	$0.00
Canceled	(899,575)	$3.15 – 13.48	$6.46

Outstanding at January 31, 2004	—	$0.00 – 0.00	$0.00

Outstanding at February 1, 2004	—	$0.00 – 0.00	$0.00
Granted	441,666	$7.50 – 10.38	$10.05
Exercised	—	$0.00 – 0.00	$0.00
Forfeited	—	$0.00 – 0.00	$0.00

Outstanding at December 31, 2004	441,666	$7.50 – 10.38	$10.05

The following table summarizes information about Common Stock options outstanding at December 31, 2004:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding at 12/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/04	Weighted Average Exercise Price
		(In Years)
$ 7.50	50,000	9.9	$7.50	—	N/A
$10.38	391,666	9.8	$10.38	—	N/A

	441,666	9.8	$10.05	—	N/A

The duration of options granted under the ISO Plan is ten years from the date of grant, or such other date as determined by the Board of Directors. In general, the options must be exercised while employed by Reptron or 30 days thereafter. The options generally vest in three equal annual increments, cumulatively, beginning one year after the date of grant, and all such options may be exercised in full three years after the date of grant. The options are non-transferable other than by will or by the laws of descent and distribution.

The fair value of each option grant is estimated on the date of grant using the Binomial options pricing model with the following weighted average assumptions used for grants in 2004 and 2002 (no options were

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

granted in 2003), respectively, no dividend yields for all years; expected volatility of approximately 45.0% and 100.0%; risk free interest rates of approximately 4.75% and 5.0%; and expected lives of 5.75 and 4.5 years. The weighted average fair value of options granted in 2004 and 2002 are $3.41 and $2.31, respectively.

401(k) Plans

In 1993, Reptron established a deferred compensation plan (the “Plan”) under section 401(a) of the Code. Substantially all of the officers and employees of Reptron are eligible to participate in the Plan. Employees are eligible to participate in the Plan after ninety days of service and after attaining age 18. At its discretion, Reptron may make matching contributions to the Plan. Employees are always vested in their contributions and are fully vested in the employer contributions after five years of service. Reptron contributed approximately $0, $0 and $216,000 to the Plan in 2004, 2003 and 2002, respectively.

NOTE M—RELATED PARTY TRANSACTIONS

A former director of Reptron served as its general counsel through the effective date of the Plan of Reorganization and received approximately $72,000 for services rendered through January 2004, and $333,000 and $218,000 for services rendered during 2003 and 2002, respectively.

Reptron leased one of its distribution sales offices (Detroit, Michigan) from the former CEO of Reptron. The building includes office and warehouse space and totals approximately 10,000 square feet. Rent expenses on this facility totaled $72,000 in 2002 and $12,000 in 2003. The lease was terminated in February 2003. Reptron also leases a total of 127,000 square feet of manufacturing and administrative offices for the Hibbing, Minnesota manufacturing operation. These properties are owned, in part, by four individuals on the Company’s senior management team. Rent expense on these properties totaled approximately $49,000 for the one month ended January 31, 2004 and approximately $536,000 for the eleven months ended December 31, 2004 and approximately $585,000, and $562,000 for the years ended December 31, 2003, and 2002, respectively. In the first quarter of 2005, one of the related party leases on a building in Hibbing, Minnesota was terminated.

During 1999, Reptron’s CEO beneficially acquired a portion of Reptron’s convertible subordinated 6.75% notes with a face value of $8.0 million. Contractual interest on these notes was approximately $540,000 in 2003 and 2002. Also in 1999, Reptron’s President and COO beneficially acquired a portion of Reptron’s convertible subordinated 6.75% notes with a face value of $117,000. Interest on these notes was approximately $8,000 in 2003 and 2002. These parties sold their interests in these notes in January 2004.

The Company occasionally leased an airplane from a company controlled by Reptron’s CEO as of December 31, 2003. The lease was based on a per hour use charge. Payments for the use of the airplane were $0, $5,000 and $120,000 during 2004, 2003, and 2002, respectively.

Reptron purchased approximately $1,014,000 and $904,000 of inventory during 2004 and 2003, respectively, from a company controlled by the children of a Reptron board member.

During the eleven months ended December 31, 2004, the Company paid approximately $134,000 to a consultant who is a family member of a member of Reptron’s Board of Directors.

NOTE N—FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2004, the carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term maturities of these items.

The fair market value of Reptron’s Senior Secured Notes was approximately $27,450,000, based on the average prices of the notes from various pricing sources on December 31, 2004. The fair market value of

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

Reptron’s convertible subordinated 6.75% notes was approximately $7,822,000 and $76,315,000, based on the average prices of the notes from various pricing sources on December 31, 2002 and 2003, respectively. The carrying amounts of all other current and long-term portions of notes payable, and long-term obligations approximate fair market value since the interest rates on most of these instruments change with market interest rates.

NOTE O—EARNINGS (LOSS) FROM CONTINUING OPERATIONS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) from continuing operations per common share:

	Reorganized Company Eleven Months Ended December 31, 2004	Predecessor Company
		One Month Ended January 31, 2004	Year Ended December 31,
			2003	2002
Numerator:
Net earnings (loss) from continuing operations	$(2,113)	$1,268	$(16,734)	$(12,119)

Denominator:
For basic earnings (loss) per share—
Weighted average shares	5,000,000	6,417,196	6,417,196	6,416,319

Effect of dilutive securities:
Employee stock options	—	—	—	—

For diluted earnings (loss) per share	5,000,000	6,417,196	6,417,196	6,416,319

Net earnings (loss) per common share—basic	$(0.42)	$0.20	$(2.61)	$(1.89)

Net earnings (loss) per common share—diluted	$(0.42)	$0.20	$(2.61)	$(1.89)

The pro forma shares and pro forma loss from continuing operations is based on the 5,000,000 shares of New Common Stock issued following the effective date of the Plan of Reorganization.

All options have been excluded from the computation of diluted earnings per share for all periods presented because their effect on earnings per share would be anti-dilutive.

The Convertible Notes were not included in the computation of earnings per share for the year ended December 31, 2003 and 2002, and the one month period ended January 31, 2004 because the conversion price of $28.50 exceeded the average market price of the common stock. Therefore, the effect would be anti-dilutive. The Convertible Notes were not included in the computation of earnings per share for the eleven month period ended December 31, 2004 because the notes were cancelled effective January 31, 2004.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE P—SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the quarterly periods of 2004 and 2003, (in thousands, except per share data):

	Three Months Ended
	March 31(1)	June 30	September 30	December 31
2004

Net sales	$35,555	$35,590	$34,378	$36,075
Gross profit	$3,531	$4,497	$4,765	$3,691
Operating income (loss)	$(468)	$547	$655	$(455)
Net earnings (loss)	$587	$(147)	$(45)	$(1,130)
Net loss per common share—basic	$0.12	$(0.03)	$(0.01)	$(0.23)
Net loss per common share—diluted	$0.12	$(0.03)	$(0.01)	$(0.23)

2003

Net sales	$34,524	$39,681	$38,963	$36,899
Gross profit	$4,301	$5,452	$5,250	$3,929
Operating income (loss)	$(644)	$929	$706	$(8,187)
Net loss	$(19,616)	$(2,015)	$(4,074)	$(15,377)
Net loss per common share—basic	$(3.06)	$(0.31)	$(0.63)	$(2.41)
Net loss per common share—diluted	$(3.06)	$(0.31)	$(0.63)	$(2.41)

(1)	The financial information for the one month ended January 31, 2004 (Predecessor Company) and the two months ended March 31, 2004 (Reorganized Company) have been presented together for comparative purposes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Reptron Electronics, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the financial statements of Reptron Electronics, Inc. referred to in our report dated February 11, 2005, which includes an emphasis paragraph for a plan of reorganization matter and which is included in Part II of this Annual Report on SEC Form 10-K. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II listed in the index of the financial statements is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Tampa, Florida

February 11, 2005

SCHEDULE II

REPTRON ELECTRONICS, INC.

Valuation and Qualifying Accounts

For the Years Ended December 31, 2002, 2003, and 2004

(in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning Of Year	Charged to Costs and Expenses	Accounts Written Off, Net	Balance at End of Year
Allowance for Doubtful Accounts
Year Ended December 31, 2002	$1,000	$1,447	$(1,383)	$1,064
Year Ended December 31, 2003	$1,064	$521	$(632)	$953
One Month Ended January 31, 2004	$953	$38	$(103)	$888
Eleven Months Ended December 31, 2004	$888	$—	$(851)	$37

Reserve for Excess and Obsolete Inventory
Year Ended December 31, 2002 (a)	$2,834	$6,424	$(3,192)	$6,066
Year Ended December 31, 2003 (a)	$6,066	$849	$(5,211)	$1,704
One Month Ended January 31, 2004	$1,704	$28	$—	$1,732
Eleven Months Ended December 31, 2004	$1,732	$163	$(1,197)	$698

(a)	Including amounts held for sale.