Form 10-Q
period 2005-03-31
REPTRON ELECTRONICS INC
filed 2005-05-16
CIK 918765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May 13, 2005, there were 5,000,000 shares of the Registrant’s Common Stock issued and outstanding.

REPTRON ELECTRONICS, INC.

INDEX

			Page Number
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements (unaudited)

		Consolidated Statements of Operations — Three months ended March 31, 2005 (Reorganized Company), the one month ended January 31, 2004 (Predecessor Company), and the two months ended March 31, 2004 (Reorganized Company)	3

		Consolidated Balance Sheets — March 31, 2005 (Reorganized Company) and December 31, 2004 (Reorganized Company)	4

		Consolidated Statements of Cash Flows — Three months ended March 31, 2005 (Reorganized Company), the one month ended January 31, 2004 (Predecessor Company), and the two months ended March 31, 2004 (Predecessor Company)	5

		Notes to Consolidated Financial Statements — March 31, 2005	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

	Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION

	Item 6.	Exhibits	16

Signatures			17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REPTRON ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Reorganized Company Three Months Ended March 31, 2005	Predecessor Company One Month Ended January 31, 2004	Reorganized Company Two Months Ended March 31, 2004
Net Sales	$34,757	$12,368	$23,187
Cost of goods sold	30,935	11,479	20,545

Gross profit	3,822	889	2,642
Selling, general and administrative expenses	4,428	1,447	2,552

Operating income (loss)	(606)	(558)	90

Other income (expense):
Interest expense, net	(841)	(61)	(457)
Reorganization gain on debt discharge	—	3,517	—
Reorganization costs (Note J)	(4)	(853)	—

Total other income (expense)	(845)	2,603	(457)

Earnings (loss) before income taxes	(1,451)	2,045	(367)
Income tax provision	—	777	—

Earnings (loss) from continuing operations	(1,451)	1,268	(367)

Discontinued operations (Note I)
Loss from discontinued operations	—	(507)	—
Income tax benefit	—	193	—

Loss on discontinued operations	—	(314)	—

Net earnings (loss)	$(1,451)	$954	$(367)

Net earnings (loss) from continuing operations per common share-basic and diluted:	$(0.29)	$0.20	$(0.07)
Net earnings (loss) from discontinued operations per common share-basic and diluted:	$—	$(0.05)	$—

Net earnings (loss) per common share-basic and diluted	$(0.29)	$0.15	$(0.07)

Weighted average common stock equivalent shares outstanding-basic and diluted	5,000,000	6,417,196	5,000,000

The accompanying notes are an integral part of these financial statements

REPTRON ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	Reorganized Company March 31, 2005	Reorganized Company December 31, 2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$370	$227
Restricted cash	758	1,014
Account receivable - trade, net	16,510	14,569
Inventories, net	21,038	19,774
Prepaid expenses and other	782	826

Total current assets	39,458	36,410

PROPERTY, PLANT & EQUIPMENT	21,025	21,770
GOODWILL, NET	12,172	12,172
OTHER INTANGIBLE ASSETS, NET	3,699	3,855
DEFERRED INCOME TAX	1,902	1,902
OTHER ASSETS	95	83

TOTAL ASSETS	$78,351	$76,192

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable – trade	$14,696	$12,885
Accrued expenses	4,215	5,049
Note payable to bank	13,158	10,431
Current portion of long-term obligations	380	380

Total current liabilities	32,449	28,745

SENIOR SECURED NOTES	30,000	30,000
LONG-TERM OBLIGATIONS, less current portion	3,267	3,361

SHAREHOLDERS’ EQUITY
Preferred Stock-authorized 15,000,000 shares of $.10 par value; no shares issued	—	—
Common Stock-authorized 50,000,000 shares of $.01 par value; issued and outstanding, 5,000,000 and 5,000,000 shares, respectively	50	50
Additional paid-in capital	15,725	15,725
Accumulated deficit	(3,140)	(1,689)

TOTAL SHAREHOLDERS’ EQUITY	12,635	14,086

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$78,351	$76,192

The accompanying notes are an integral part of these financial statements

REPTRON ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Reorganized Company Three Months Ended March 31, 2005	Predecessor Company One Month Ended January 31, 2004	Reorganized Company Two Months Ended March 31, 2004
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities of continuing operations:
Net earnings (loss)	$(1,451)	$954	$(367)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities of continuing operations:
Net loss from discontinued operations	—	314	—
Depreciation	1,112	412	821
Amortization	156	—	—
Deferred tax asset	—	606	(29)
Non-cash charges associated with discontinued operations
Reorganization gain on debt discharge	—	(3,517)	—
Change in assets and liabilities:
Accounts receivable	(1,941)	23	(1,575)
Inventories	(1,264)	701	(331)
Prepaid expenses and other current assets	32	(1,024)	1,342
Other assets	—	666	12
Accounts payable	1,811	281	(975)
Accrued expenses	(834)	1,238	(993)

Net cash provided by (used in) operating activities of continuing operations	(2,379)	654	(2,095)

Cash flows from investing activities of continuing operations:
Decrease in restricted cash	256	950	645
Purchases of property, plant & equipment	(367)	(51)	(150)

Net cash provided by (used in) investing activities of continuing operations	(111)	899	495

Cash flows from financing activities of continuing operations:
Net proceeds (payments) on notes payable to banks	2,727	(1,360)	3,215
Payments on long-term obligations	(94)	(30)	(60)

Net cash provided by (used in) financing activities of continuing operations	2,633	(1,390)	3,155

Net increase in cash and cash equivalents	143	163	1,555
Net decrease in cash and cash equivalents from discontinued operations (see Note H)	—	(392)	(762)
Cash and cash equivalents at the beginning of the period	227	311	82

Cash and cash equivalents at the end of the period	$370	$82	$875

Cash paid for interest	$1,322	$61	$123

The accompanying notes are an integral part of these financial statements

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

NOTE A – DESCRIPTION OF BUSINESS, SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Reptron Electronics, Inc. (“Reptron”) is an electronics manufacturing services company providing engineering services, electronics manufacturing services and display integration services. Reptron Manufacturing Services offers full electronics manufacturing services including complex circuit board assembly, complete supply chain services and manufacturing engineering services to original equipment manufacturers (“OEMs”) in a wide variety of industries including medical, industrial/instrumentation, banking, telecommunications, and semiconductor equipment. Reptron Outsource Manufacturing and Design provides value-added display design engineering and system integration services to OEMs.

In accordance with AICPA Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), the Company adopted “fresh start” accounting as of January 31, 2004 and the Company’s emergence from Chapter 11 resulted in a new reporting entity. Under “fresh start” accounting, the reorganization value of the entity is allocated to the entity’s assets based on fair values, and liabilities are stated at the present value of amounts to be paid determined at appropriate current interest rates. The effective date is considered to be the close of business on January 31, 2004 for financial reporting purposes. The period presented prior to February 1, 2004 has been designated “Predecessor Company” and the periods subsequent to January 31, 2004 have been designated “Reorganized Company.” As a result of the implementation of fresh start accounting, the financial statements of the Company after the effective date are not comparable to the Company’s financial statements for prior periods.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements. The financial information included herein is unaudited and reflects all adjustments (consisting of normal recurring adjustments for all periods presented, including fresh start accounting adjustments where applicable) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. As a result of the implementation of fresh start accounting as of January 31, 2004, the financial statements after that date are not comparable to the financial statements for prior periods. The other significant accounting policies of the Reorganized Company are consistent with those disclosed in the Company’s Form 10-K filed in March 2005. The results of interim periods are not necessarily indicative of results to be expected for a full year. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the 2004 Form 10-K which was filed in March 2005.

NOTE B — RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)). This Statement, effective on January 1, 2006, requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date using an option-pricing model and recognized in the financial statements over the requisite service period. This Statement does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, “Employer’s Accounting for Employee Stock Ownership Plans.” Statement 123(R) supersedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting, which the Company is currently using.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

NOTE B — RECENT ACCOUNTING PRONOUNCEMENTS - Continued

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

NOTE C — INVENTORIES

Inventories consist of the following (in thousands):

	Reorganized Company March 31, 2005	Reorganized Company December 31, 2004
Raw materials	$14,343	$13,324
Work in process	5,305	4,799
Finished goods	2,102	2,349

	21,750	20,472
Less reserve for excess and obsolete inventory	(712)	(698)

	$21,038	$19,774

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

NOTE D — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings (loss) per common share (in thousands):

	Reorganized Company Three Months Ended March 31, 2005	Predecessor Company One Month Ended January 31, 2004	Reorganized Company Two Months Ended March 31, 2004
Numerator:
Net earnings (loss)	$(1,451)	$954	$(367)

Denominator:
For basic earnings (loss) per share - Weighted average shares	5,000,000	6,417,196	5,000,000

Effect of dilutive securities:
Employee stock options	—	—	—

For diluted earnings (loss) per share	5,000,000	6,417,196	5,000,000

Net earnings (loss) per common share – basic	$(0.29)	$0.15	$(0.07)

Net earnings (loss) per common share – diluted	$(0.29)	$0.15	$(0.07)

For the three month period ended March 31, 2005 and the one month ended January 31, 2004, all options have been excluded from the computation of diluted earnings per share because their effect on loss per share would be anti-dilutive.

The 6¾% Convertible Subordinated Notes (the “Convertible Notes”) were not included in the computation of earnings per share for the one month ended January 31, 2004 period because the conversion price of $28.50 exceeded the average market price of the common stock. Therefore, the effect would be anti-dilutive. The Convertible Notes were not included in the computation of earnings per share for the two month period ended March 31, 2004 because the notes were cancelled effective January 31, 2004 in accordance with the Plan of Reorganization.

Prior to the effective date of the Plan of Reorganization of February 3, 2004, the Company provided for three stock option plans which were terminated in accordance with the Plan of Reorganization as of January 31, 2004. The Plan of Reorganization provides for the adoption of a new stock option plan whereby up to 10% of the Company’s New Common Stock may be issuable in connection with options granted under the new plan. As of March 31, 2005, 466,666 options had been granted under the new plan.

NOTE E – NOTE PAYABLE TO BANK

The Company has a revolving credit facility with Congress Financial Corporation that provides up to $25 million (the “Credit Agreement”) to fund the Company’s operations through February, 2007. The Credit Agreement contains certain covenants including a minimum quarterly measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined by the Credit Agreement. The Company was in compliance with the covenants contained in the Credit Agreement as of March 31, 2005. The interest rate on the credit facility is based on the lender’s prime rate plus one percent. The Credit Agreement is collateralized by substantially all of the Company’s assets. This credit facility, together with the Company’s available cash reserves and cash provided by operations, is expected to provide sufficient liquidity for the Company to pay for goods and services within standard terms. Under the advance rates contained in the Credit Agreement, there was approximately $6.1 million of unused available credit on March 31, 2005.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

NOTE F – INCOME TAXES

During the three month period ended March 31, 2005, the Company incurred losses before income taxes of $1.5 million. As a result, Reptron recognized a deferred tax asset and an offsetting valuation allowance of approximately $0.6 million, resulting in no income tax benefit. The Company recorded income tax expense from continuing operations of $0.8 million and an income tax benefit from discontinued operations of $0.2 million for the month ended January 31, 2004. Also, the deferred tax asset was reduced by a corresponding amount. The income tax provision resulted primarily from the reorganization gain on debt discharge that was partially offset by operating losses. Realization of the tax loss carryforwards are contingent upon future taxable earnings in the appropriate jurisdiction. Each carryforward item is reviewed for expected utilization, using a “more likely than not” approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (federal or state), the relevant history for the particular item, the applicable expiration dates, and identified actions under the Company’s control in realizing the associated carryforward benefits. The Company assesses the available positive and negative evidence surrounding the recoverability of the deferred tax assets and applies judgment in estimating the amount of valuation allowance necessary under the circumstances. The Company will consider its actual results during the remainder of 2005 compared to its forecasted results as part of this determination. Management continues to assess and evaluate strategies that will enable the carryforward, or a greater portion thereof, to be utilized, and will reduce the valuation allowance appropriately for each item at such time when it is determined that the “more likely than not” criterion is satisfied. The effect of the reorganization may reduce the amount of net operating losses and/or limit the amount that may be available to the company in a given period.

NOTE G – STOCK BASED COMPENSATION

The Company follows Statement of Financial Accounting Standard No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation”, which establishes a fair value based method of accounting for stock-based employee compensation plans; however, the Company has elected to account for its employee stock compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

Had compensation cost for the Company’s stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS No. 123, the Company’s net income (loss) and net income (loss) per common share would have been the pro forma amounts indicated below (in thousands):

	Reorganized Company Three Months Ended March 31, 2005	Predecessor Company One Month Ended January 31, 2004	Reorganized Company Two Months Ended March 31, 2004
Reported net income (loss)	$(1,451)	$954	$(367)

Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	252	—	—

Pro forma net income (loss)	$(1,703)	$954	$(367)

Net income (loss) per common share - basic:
As reported	$(0.29)	$0.15	$(0.07)
Pro forma	$(0.34)	$0.15	$(0.07)

Net income (loss) per common share - diluted:
As reported	$(0.29)	$0.15	$(0.07)
Pro forma	$(0.34)	$0.15	$(0.07)

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

NOTE H – STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information from discontinued operation (in thousands):

	Reorganized Company Three Months Ended March 31, 2005	Predecessor Company One Month Ended January 31, 2004	Reorganized Company Two Months Ended March 31, 2004
Net loss from discontinued operations	$—	$(314)	$—
Change in accounts receivable	—	(132)	64
Prepaid expenses and other current assets	—	709	179
Other assets	—	1	—
Reduction in accounts payable, including accounts assumed by the buyer	—	(7)	(18)
Accrued expenses	—	(649)	(983)

Net cash used in discontinued operations	$—	$(392)	$(762)

NOTE I – DISCONTINUED OPERATIONS

During 2003, the Company discontinued the operations of its electronic component distribution (“ECD”) business and its computer products (“CP”) business through the sale of certain identifiable assets and liabilities. Included in loss from discontinued operations in January 2004 is $0.2 million representing an increase in estimated of workers compensation liabilities related to the ECD business that were not part of the asset sale agreement and $0.3 million representing the change in estimate of the recoverability of certain assets related to the CP business which were not included in the sales transaction.

NOTE J – REORGANIZATION

On October 28, 2003, Reptron filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Under the terms of the Plan, substantially all of Reptron’s general unsecured creditors (except for holders of the Convertible Notes and certain other creditors) were to receive full payment for all prepetition claims within ninety days subsequent to the Plan’s effective date. The Plan was confirmed by the bankruptcy court on January 14, 2004 and became effective February 3, 2004, resulting in conversion of the $76.3 million of Convertible Notes, $6.4 million of accrued interest and $0.8 million of other liabilities into $30 million of Senior Secured Notes due in 2009 (“New Notes”) and the issuance of 95% of the common stock of the reorganized entity (“New Common Stock”). Previously outstanding common stock was also exchanged for 5% of the New Common Stock. The New Notes carry an interest rate of seven percent per annum during the first two years and eight percent per annum during the remaining three years. Interest expense for January 2004 excludes $0.4 million of stated contractual interest associated with the Convertible Notes. The Company incurred $0.9 million of reorganization costs during January 2004, which primarily includes professional fees of approximately $0.4 million, debt issuance costs of approximately $0.2 million, and contract settlement and other miscellaneous costs of approximately $0.3 million. Additionally, the difference between the fair market value of New Common Stock and the New Notes when compared to the debt discharged as outlined in the Plan of Reorganization has been summarized as Reorganization Gain on Debt Discharge and is approximately $3.5 million.

REPTRON ELECTRONICS, INC

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains certain forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended. Factors that could cause actual results to differ materially include the following: business conditions and growth in Reptron’s industry and in the general economy; competitive factors; risks due to shifts in market demand; the ability of Reptron to complete acquisitions; and the risk factors listed from time to time in Reptron’s reports filed with the Securities and Exchange Commission as well as assumptions regarding the foregoing. The words “believe”, “estimate”, “expect”, “intend”, “anticipate”, “plan”, “should” and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. Reptron undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.

RESULTS OF OPERATIONS

As discussed elsewhere in this report, the Company’s Plan of Reorganization became effective on February 3, 2004. As a result of the implementation of fresh start accounting as of January 31, 2004, the Company’s results of operations after that date are not comparable to results reported in prior periods because of differences in the bases of accounting and the capital structure for the Predecessor Company and the Reorganized Company. To facilitate comparisons to prior periods, the results of operations for the three months ended March 31, 2004, discussed below, includes the one month period ended January 31, 2004 for the Predecessor Company and the two months ended March 31, 2004 for the Reorganized Company.

Net Sales. Total first quarter net sales decreased $0.8 million, or 2.2% from $35.6 million in the first quarter of 2004 to $34.8 million in the first quarter of 2005. This decrease is primarily attributable to decreased demand from our established customer base. We transacted business with approximately 50 customers in the first quarter of 2004 and 2005. The largest three customers represented approximately 13.9%, 11.9% and 10.5%, respectively, of first quarter 2005 net sales as compared to 14.4%, 11.0%, and 8.9%, respectively, of first quarter 2004 net sales.

The table which follows summarizes sales by industry segment:

Industry Segment	Three Months Ending March 31, 2005	Three Months Ending March 31, 2004
Medical Equipment	40.2%	45.6%
Industrial/Instrumentation	20.1%	17.1%
Banking	14.8%	13.9%
Telecommunications	14.6%	11.7%
Semiconductor Equipment	5.6%	5.6%
Governmental Equipment	0.0%	0.0%
All Others	4.7%	6.1%

Gross Profit. Total 2005 first quarter gross profit increased $0.3 million, or 8.6%, from $3.5 million in the first quarter of 2004 to $3.8 million in the first quarter of 2005. The gross profit percentage was 11.0% in the first quarter of 2005 and 9.9% in the first quarter of 2004.

Selling, General, and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $0.4 million, or 10.0%, from $4.0 million in the first quarter of 2004 to $4.4 million in the first quarter of 2005. These expenses, as a percentage of net sales, increased from 11.3% in the first quarter of 2004 to 12.7% in the first quarter of 2005. The increase in SG&A expenses is primarily the result of amortization expense related to our intangible assets and increased payroll expenses.

Interest Expense. Net interest expense increased $0.3 million, or 60.0%, from $0.5 million in the first quarter of 2004 to $0.8 million in the first quarter of 2005. This increase is primarily the result of increases in the average outstanding debt, excluding the Senior Secured Notes, of $4.3 million from $11.2 million in the first quarter of 2004 to $15.5 million in the first quarter of 2005 and an increase in the average interest rate, excluding interest associated with the Senior Secured Notes, from 6.0% in the first quarter of 2004 to 7.0% in the first quarter of 2005. No interest expense was recorded for the one month ended January 31, 2004 related to the Convertible Notes that were cancelled in accordance with the Plan of Reorganization.

Income Taxes. During the three month period ended March 31, 2005, we incurred losses before income taxes of $1.5 million. As a result, we recognized a deferred tax asset and an offsetting valuation allowance of $0.6 million, resulting in no income tax benefit. The Company recorded income tax expense from continuing operations of $0.8 million and an income tax benefit from discontinued operations of $0.2 million for the month ended January 31, 2004. Also, the deferred tax asset was reduced by a corresponding amount. The income tax provision resulted primarily from the reorganization gain on debt discharge that was partially offset by operating losses. Realization of the tax loss carryforwards are contingent upon future taxable earnings in the appropriate jurisdiction. Each carryforward item is reviewed for expected utilization, using a “more likely than not” approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (federal or state), the relevant history for the particular item, the applicable expiration dates, and identified actions under our control in realizing the associated carryforward benefits. We assess the available positive and negative evidence surrounding the recoverability of the deferred tax assets and apply judgement in estimating the amount of valuation allowance necessary under the circumstances. The Company will consider its actual results during the remainder of 2005 compared to its forecasted results as part of this determination. We continue to assess and evaluate strategies that will enable the carryforward, or a greater portion thereof, to be utilized, and will reduce the valuation allowance appropriately for each item at such time when it is determined that the “more likely than not” criterion is satisfied. The effect of the reorganization may reduce the amount of net operating losses and/or limit the amount that may be available to the company in a given period.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had cash and cash equivalents of $0.4 million, restricted cash of $0.8 million and working capital of $7.0 million. We primarily finance our operations through our Senior Secured Notes due in 2009, bank credit lines, operating cash flows, and short-term financing through supplier credit lines. Net cash provided by or used in operating activities has historically been provided by net income (loss) levels combined with fluctuations in inventory, accounts receivable and accounts payable. Operating activities from continuing operations for the first quarter of 2005 consumed cash of approximately $2.4 million. This consisted primarily of $1.5 million of net loss from continuing operations, adjusted for $1.3 million of non-cash depreciation and amortization charges, $1.8 million increase in accounts payable, offset by $1.9 million increase in accounts receivable, $1.3 million increase in inventory, and $0.8 million decrease in accrued expenses.

Capital expenditures totaled approximately $0.4 million in the first quarter of 2005. These capital expenditures were primarily for the acquisition of manufacturing equipment. These purchases were funded by the working capital credit facility, as defined below.

Credit Agreement. The Company has a revolving credit facility with Congress Financial Corporation that provides up to $25 million (the “Credit Agreement”) to fund the Company’s operations through February, 2007. The Credit Agreement contains certain covenants including a minimum quarterly measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined by the Credit Agreement. The Company was in compliance with the covenants contained in the Credit Agreement as of March 31, 2005. The Credit Agreement limits the amount of capital expenditures and prohibits the payment of dividends without the lender’s consent. The interest rate on the credit facility is based on the lender’s prime rate plus one percent. The Credit Agreement is collateralized by substantially all of the Company’s assets. Under the advance rates contained in the Credit Agreement, there was approximately $6.1 million of unused available credit on March 31, 2005.

Senior Secured Notes due in 2009. As of March 31, 2005, there were outstanding approximately $30 million of Senior Secured Notes (“Notes”). These Senior Secured Notes will become due in five years from the date of issuance, February 3, 2004. These Notes carry a seven percent annual interest rate in the first two years and an eight percent annual interest rate in the remaining three years. The Notes are secured by all of the Company’s assets, which security interest is secondary to the security position of the provider of our Credit Agreement.

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

Fresh Start Accounting. In accordance with AICPA Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), the Company adopted “fresh start” accounting as of January 31, 2004 and the Company’s emergence from chapter 11 resulted in a new reporting entity. Under “fresh start” accounting, the reorganization value of the entity is allocated to the entity’s assets based on fair values, and liabilities are stated at the present value of amounts to be paid determined at appropriate current interest rates. The effective date is considered to be the close of business on January 31, 2004 for financial reporting purposes. The period presented prior to February 1, 2004 has been designated “Predecessor Company” and the periods subsequent to January 31, 2004 have been designated “Reorganized Company.” As a result of the implementation of fresh start accounting, the financial statements of the Company after the effective date are not comparable to the Company’s financial statements for prior periods.

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

Impairment of Assets. Reptron’s policy is to periodically review and evaluate whether there has been a permanent impairment in the value of long-lived assets. Factors considered in the evaluation include current operating results, trends and anticipated undiscounted future cash flows. An impairment loss is recognized to the extent that fair value of the assets measured as the sum of discounted estimated future cash flows (using the Company’s incremental borrowing rate over a period of less than 30 years) that is expected to result from the use of the asset or other measure of fair value, is less than the carrying value. There have been no impairment losses in 2005 or 2004.

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

Deferred Income Taxes. The carrying value of the Company’s deferred income tax assets is dependent upon the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions. Should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be expensed in the period such determination was made. The Company presently records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not expected to be realized. While the Company has considered future taxable income over the next one to two years and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that the Company were not able to achieve these objectives additional valuation allowances and corresponding costs would be recorded. The Company will consider its actual results during the remainder of 2005 compared to its forecasted results as part of this determination. To the extent that deferred tax assets are realized in excess of those recorded, net of the valuation allowance, goodwill will be reduced and no tax benefit will be recognized in those periods.

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

In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)). This Statement, effective on January 1, 2006, requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date using an option-pricing model and recognized in the financial statements over the requisite service period. This Statement does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, “Employer’s Accounting for Employee Stock Ownership Plans.” Statement 123(R) supersedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting, which the Company is currently using.

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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2005. Market risk information is contained under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our 2004 Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

Dated: May 16, 2005	REPTRON ELECTRONICS, INC.
(Registrant)

	By:	/s/ Paul J. Plante
Paul J. Plante, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Charles L. Pope
Charles L. Pope, Chief Financial Officer
(Principal Financial and Accounting Officer)