Form 10-Q
period 2005-06-30
REPTRON ELECTRONICS INC
filed 2005-08-22
CIK 918765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

5,000,000 shares of common stock issued and outstanding as of August 15, 2005.

REPTRON ELECTRONICS, INC.

INDEX

			Page Number
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Statements of Operations — Three months ended June 30, 2005 (Reorganized Company) and June 30, 2004 (Reorganized Company) and six months ended June 30, 2005 (Reorganized Company), one month ended January 31, 2004 (Predecessor Company) and five months ended June 30, 2004 (Reorganized Company)	3

		Consolidated Balance Sheets — June 30, 2005 (Reorganized Company) and December 31, 2004 (Reorganized Company)	4

		Consolidated Statements of Cash Flows — Six months ended June 30, 2005 (Reorganized Company), one month ended January 31, 2004 (Predecessor Company) and five months ended June 30, 2004 (Reorganized Company)	5

		Notes to Consolidated Financial Statements — June 30, 2005	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

	Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION

	Item 4.	Submission of Matters to a Vote of Security Holders	18

	Item 5.	Other Information	18

	Item 6.	Exhibits	18

Signatures			19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REPTRON ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Reorganized Company Three Months Ended June 30, 2005	Reorganized Company Three Months Ended June 30, 2004	Reorganized Company Six Months Ended June 30, 2005	Predecessor Company One Month Ended January 31, 2004	Reorganized Company Five Months Ended June 30, 2004
Net Sales	$34,525	$35,590	$69,282	$12,368	$58,777
Cost of goods sold	30,932	31,093	61,867	11,479	51,638

Gross profit	3,593	4,497	7,415	889	7,139

Selling, general and administrative expenses	4,111	3,950	8,539	1,447	6,502
Impairment charges	10,072	—	10,072	—	—

Operating income (loss)	(10,590)	547	(11,196)	(558)	637

Other income (expense):
Interest expense, net	(863)	(721)	(1,704)	(61)	(1,178)
Gain on debt discharge	—	—	—	3,517	—
Reorganization costs (Note A)	(2)	(16)	(6)	(853)	(16)

Total other income (expense)	(865)	(737)	(1,710)	2,603	(1,194)

Earnings (loss) before income taxes	(11,455)	(190)	(12,906)	2,045	(557)

Income tax provision	383	—	383	777	—

Earnings (loss) from continuing operations	(11,838)	(190)	(13,289)	1,268	(557)

Discontinued operations (Note B)
Earnings (loss) from discontinued operations	—	43	—	(507)	43
Income tax benefit	—	—	—	193	—

Earnings (loss) on discontinued operations	—	43	—	(314)	43

Net earnings (loss)	$(11,838)	$(147)	$(13,289)	$954	$(514)

Net earnings (loss) from continuing operations per common share - basic and diluted:	$(2.37)	$(0.04)	$(2.66)	$0.20	$(0.11)
Net earnings (loss) from discontinued operations per common share - basic and diluted:	$—	$0.01	$—	$(0.05)	$0.01

Net earnings (loss) per common share - basic and diluted	$(2.37)	$(0.03)	$(2.66)	$0.15	$(0.10)

Weighted average Common Stock equivalent shares outstanding - basic and diluted	5,000,000	5,000,000	5,000,000	6,417,196	5,000,000

The accompanying notes are an integral part of these financial statements

REPTRON ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	Reorganized Company June 30, 2005	Reorganized Company December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$231	$227
Restricted cash	753	1,014
Account receivable - trade, net	14,561	14,569
Inventories, net	18,871	19,774
Prepaid expenses and other	1,059	826

Total current assets	35,475	36,410

PROPERTY, PLANT & EQUIPMENT - AT COST, NET	20,294	21,770
GOODWILL, NET	2,100	12,172
OTHER INTANGIBLE ASSETS, NET	3,543	3,855
DEFERRED INCOME TAX	1,543	1,902
OTHER ASSETS	83	83

TOTAL ASSETS	$63,038	$76,192

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable – trade	$12,904	$12,885
Accrued expenses	5,891	5,049
Note payable to bank	9,893	10,431
Current portion of long-term obligations	380	380

Total current liabilities	29,068	28,745

SENIOR SECURED NOTES	30,000	30,000
LONG-TERM OBLIGATIONS, less current portion	3,173	3,361

SHAREHOLDERS’ EQUITY
Preferred Stock - authorized 15,000,000 shares of $.10 par value; no shares issued	—	—
Common Stock - authorized 50,000,000 shares of $.01 par value; issued and outstanding, 5,000,000 and 5,000,000 shares, respectively	50	50
Additional paid-in capital	15,725	15,725
Accumulated deficit	(14,978)	(1,689)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	797	14,086

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$63,038	$76,192

The accompanying notes are an integral part of these financial statements

REPTRON ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Reorganized Company Six Months Ended June 30, 2005	Predecessor Company One Month Ended January 31, 2004	Reorganized Company Five Months Ended June 30, 2004
Cash flows from operating activities of continuing operations:
Net earnings (loss)	$(13,289)	$954	$(514)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities of continuing operations:
Net loss from discontinued operations	—	314	(43)
Depreciation	2,137	412	1,941
Amortization and non-cash impairment charges	10,384	—	—
Deferred tax asset	359	606	(32)
Reorganization gain on debt discharge	—	(3,517)	—
Change in assets and liabilities:
Accounts receivable	8	23	(2,901)
Inventories	903	701	(1,319)
Prepaid expenses and other current assets	(233)	(1,024)	1,213
Other assets	—	666	(69)
Accounts payable	19	281	(48)
Accrued expenses	842	1,238	(1,489)

Net cash provided by (used in) operating activities of continuing operations	1,130	654	(3,261)

Cash flows from investing activities of continuing operations:
Decrease in restricted cash	261	950	650
Purchases of property, plant & equipment	(661)	(51)	(301)

Net cash provided by (used in) investing activities of continuing operations	(400)	899	349

Cash flows from financing activities of continuing operations:
Net proceeds (payments) on notes payable to banks	(538)	(1,360)	4,034
Payments on long-term obligations	(188)	(30)	(151)

Net cash provided by (used in) financing activities of continuing operations	(726)	(1,390)	3,883

Net increase in cash and cash equivalents	4	163	971

Net decrease in cash and cash equivalents from discontinued operations (see Note I)	—	(392)	(701)

Cash and cash equivalents at the beginning of the period	227	311	82

Cash and cash equivalents at the end of the period	$231	$82	$352

Cash paid for interest	$1,615	$61	$303

The accompanying notes are an integral part of these financial statements

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

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

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements. The financial information included herein is unaudited and reflects all adjustments (consisting of normal recurring adjustments for all periods presented, including fresh start accounting adjustments where applicable) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. As further discussed in Notes D and G, the results of operations for the three and six month periods ended June 30, 2005 also include adjustments to the valuation of goodwill and deferred tax assets. As a result of the implementation of fresh start accounting as of January 31, 2004, the financial statements after that date are not comparable to the financial statements for prior periods. The other significant accounting policies of the Reorganized Company are consistent with those disclosed in the Company’s Form 10-K filed in March 2005. The results of interim periods are not necessarily indicative of results to be expected for a full year. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the 2004 Form 10-K which was filed in March 2005.

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)). This Statement, effective on January 1, 2006, requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date using an option-pricing model and recognized in the financial statements over the requisite service period. This Statement does not change the accounting for stock ownership plans, which are subject to AICPA SOP 93-6, “Employer’s Accounting for Employee Stock Ownership Plans.” Statement 123(R) supersedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting, which the Company is currently using.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS Continued

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

NOTE C — INVENTORIES

Inventories consist of the following (in thousands):

	Reorganized Company June 30, 2004	Reorganized Company December 31, 2004
Raw materials	$12,704	$13,324
Work in process	4,991	4,799
Finished goods	1,841	2,349

	19,536	20,472
Less reserve for excess and obsolete inventory	(665)	(698)

	$18,871	$19,774

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of acquisition costs over the fair value of the net assets acquired. The 2004 goodwill balance of $12.2 million is stated at cost.

The Company accounts for its goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under this standard, the Company is required to perform a goodwill impairment test at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. The testing for impairment of goodwill is performed in two steps: (1) potential impairment is identified by comparing the fair value of a reporting unit (based on market capitalization, undiscounted cash flows, or other acceptable methods) with its carrying amount; and (2) if fair value is less than the carrying amount, an impairment loss is estimated as the excess of the carrying amount of the goodwill over its fair value. Goodwill must be written down when impaired.

Due to the significant decline in the Company’s stock price and increased operating losses that occurred during the second quarter of 2005, the Company performed an internal interim impairment analysis of goodwill and other intangible assets as of June 30, 2005. Based on the preliminary internal analysis, the Company estimated that the fair value of its goodwill was approximately $2.1 million as of June 30, 2005, resulting in an estimated non-cash impairment charge of $10.1 million related to the carrying value of goodwill for the second quarter of 2005. The charge will not result in future cash expenditures or affect compliance with the financial covenants with our lender. Fair value of the reporting unit was estimated primarily based on the market capitalization of our common stock and projected discounted cash flows. The Company’s internal interim analysis of other intangible assets did not indicate that the asset was impaired. The goodwill impairment recognized of $10.1 million is based on preliminary estimates. The Company anticipates engaging an independent third party valuation specialist to finalize the valuation and impairment analysis of goodwill in the third quarter of 2005, including a final assessment of the fair values of identifiable assets and liabilities of this reporting unit. The actual charge may be higher or lower than the estimated charge. Upon finalization of the actual impairment charge in the third quarter of 2005, we will record any resulting increase or decrease to the estimated charge.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2005

(Unaudited)

NOTE E — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share (in thousands):

	Reorganized Company Three Months Ended June 30, 2004	Reorganized Company Three Months Ended June 30, 2004	Reorganized Company Six Months Ended June 30, 2005	Predecessor Company One Month Ended January 31, 2004	Reorganized Company Five Months Ended June 30, 2004
Numerator:
Net earnings (loss)	$(11,838)	$(147)	$(13,289)	$954	$(514)

Denominator:
For basic earnings (loss) per share - Weighted average shares	5,000,000	5,000,000	5,000,000	6,417,196	5,000,000
Effect of dilutive securities:
Employee stock options	—	—	—	—	—

For diluted earnings (loss) per share	5,000,000	5,000,000	5,000,000	6,417,196	5,000,000

Net earnings (loss)
per common share - basic	$(2.37)	$(0.03)	$(2.66)	$0.15	$(0.10)

Net earnings (loss)
per common share - diluted	$(2.37)	$(0.03)	$(2.66)	$0.15	$(0.10)

For all periods presented, all options have been excluded from the computation of diluted earnings per share because their effect on loss per share would be anti-dilutive.

The 6 3/4% Convertible Subordinated Notes (the “Convertible Notes”) were not included in the computation of earnings per share for the one month ended January 31, 2004 period because the conversion price of $28.50 exceeded the average market price of the common stock. Therefore, the effect would be anti-dilutive. The Convertible Notes were not included in the computation of earnings per share for the three and five month periods ended June 30, 2004 because the notes were cancelled effective January 31, 2004 in accordance with the Plan of Reorganization.

Prior to the effective date of the Plan of Reorganization of February 3, 2004, the Company provided for three stock option plans which were terminated in accordance with the Plan of Reorganization as of January 31, 2004. The Plan of Reorganization provides for the adoption of a new stock option plan whereby up to 10% of the Company’s New Common Stock may be issuable in connection with options granted under the new plan. As of June 30, 2005, 416,666 options had been granted under the new plan.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2005

(Unaudited)

NOTE F – NOTE PAYABLE TO BANK

The Company has a revolving credit facility with Wachovia Capital Finance Corporation that provides up to $25 million (the “Credit Agreement”) to fund the Company’s operations through February, 2007. The Credit Agreement contains certain covenants including a minimum quarterly measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined by the Credit Agreement. The Company was in compliance with the covenants contained in the Credit Agreement as of June 30, 2005. The interest rate on the credit facility is based on the lender’s prime rate plus one percent. The Credit Agreement is collateralized by substantially all of the Company’s assets. This credit facility, together with the Company’s available cash reserves and cash expected to be provided by operations, is expected to provide sufficient liquidity for the Company to pay for goods and services within standard terms. Under the advance rates contained in the Credit Agreement, there was approximately $7.2 million of unused available credit on June 30, 2005.

NOTE G – INCOME TAXES

During the three and six month periods ended June 30, 2005, the Company incurred losses before income taxes of $11.5 million and $12.9 million, respectively. As a result, Reptron recognized a deferred tax asset and an offsetting valuation allowance of approximately $4.6 million and $5.2 million, respectively, resulting in no income tax benefit. Additionally, during the three months ended June 30, 2005 the Company recorded an additional valuation allowance of approximately $0.4 million against the deferred tax asset, resulting in income tax expense in the identical amount. The additional valuation allowance was recognized based on the Company’s estimates of future results of operations over the next one to two years. The Company recorded income tax expense from continuing operations of $0.8 million and an income tax benefit from discontinued operations of $0.2 million for the month ended January 31, 2004. Also, the deferred tax asset was reduced by a corresponding amount. The income tax provision resulted primarily from the reorganization gain on debt discharge that was partially offset by operating losses. Realization of the tax loss carryforwards are contingent upon future taxable earnings in the appropriate jurisdiction. Each carryforward item is reviewed for expected utilization, using a “more likely than not” approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (federal or state), the relevant history for the particular item, the applicable expiration dates, and identified actions under the Company’s control in realizing the associated carryforward benefits. The Company assesses the available positive and negative evidence surrounding the recoverability of the deferred tax assets and applies judgment in estimating the amount of valuation allowance necessary under the circumstances. The Company will consider its actual results during the remainder of 2005 compared to its forecasted results as part of this determination. Management continues to assess and evaluate strategies that will enable the carryforward, or a greater portion thereof, to be utilized, and will reduce the valuation allowance appropriately for each item at such time when it is determined that the “more likely than not” criterion is satisfied. The Company will reduce the goodwill balance to the extent that the tax assets are consumed in excess of the net deferred tax asset recorded and increase additional paid in capital upon the exhaustion of the goodwill balance.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2005

(Unaudited)

NOTE H – STOCK BASED COMPENSATION

The Company follows SFAS No. 123, which establishes a fair value based method of accounting for stock-based employee compensation plans; however, the Company has elected to account for its employee stock compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25 with pro forma disclosures of net earnings (loss) and earnings (loss) per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS No. 123, the Company’s net earnings (loss) and net earnings (loss) per common share would have been the pro forma amounts indicated below (in thousands):

	Reorganized Company Three Months Ended June 30, 2005	Reorganized Company Three Months Ended June 30, 2004	Reorganized Company Six Months Ended June 30, 2005	Predecessor Company One Month Ended January 31, 2004	Reorganized Company Five Months Ended June 30, 2004
Reported net earnings (loss)	$(11,838)	$(147)	$(13,289)	$954	$(514)

Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	115	—	367	—	—

Pro forma net earnings (loss)	$(11,953)	$(147)	$(13,656)	$954	$(514)

Net earnings (loss) per common share - basic:
As reported	$(2.37)	$(0.03)	$(2.66)	$0.15	$(0.10)
Pro forma	$(2.39)	$(0.03)	$(2.73)	$0.15	$(0.10)

Net earnings (loss) per common share - diluted:
As reported	$(2.37)	$(0.03)	$(2.66)	$0.15	$(0.10)
Pro forma	$(2.39)	$(0.03)	$(2.73)	$0.15	$(0.10)

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2005

(Unaudited)

NOTE I – STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information from discontinued operation (in thousands):

	Reorganized Company Six Months Ended June 30, 2005	Predecessor Company One Month Ended January 31, 2004	Reorganized Company Five Months Ended June 30, 2004
Net earnings (loss) from discontinued operations	$—	$(314)	$43
Reduction in accounts receivable	—	(132)	132
Prepaid expenses and other current assets	—	709	325
Other assets	—	1	5
Reduction in accounts payable, including accounts assumed by the buyer	—	(7)	(190)
Accrued expenses	—	(649)	(1,016)

Net cash used in discontinued operations	$—	$(392)	$(701)

NOTE J – DISCONTINUED OPERATIONS

During 2003, the Company discontinued the operations of its electronic component distribution (“ECD”) business and its computer products (“CP”) business through the sale of certain identifiable assets and liabilities. Included in loss from discontinued operations in January 2004 is $0.2 million representing an increase in estimated workers compensation liabilities related to the ECD business that were not part of the asset sale agreement and $0.3 million representing the change in estimate of the recoverability of certain assets related to the CP business which were not included in the sales transaction.

NOTE K – REORGANIZATION

On October 28, 2003, Reptron filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Under the terms of the Plan, substantially all of Reptron’s general unsecured creditors (except for holders of the Convertible Notes and certain other creditors) were to receive full payment for all prepetition claims within ninety days subsequent to the Plan’s effective date. The Plan was confirmed by the bankruptcy court on January 14, 2004 and became effective February 3, 2004, resulting in conversion of the $76.3 million of Convertible Notes, $6.4 million of accrued interest and $0.8 million of other liabilities into $30 million of Senior Secured Notes due in 2009 (“New Notes”) and the issuance of 95% of the common stock of the reorganized entity (“New Common Stock”). Previously outstanding common stock was also exchanged for 5% of the New Common Stock. The New Notes carry an interest rate of seven percent per annum during the first two years and eight percent per annum during the remaining three years. Interest expense on the New Notes is recorded on a straight-line basis. Interest expense for January 2004 excludes $0.4 million of stated contractual interest associated with the Convertible Notes. The Company incurred $0.9 million of reorganization costs during January 2004, which primarily includes professional fees of approximately $0.4 million, debt issuance costs of approximately $0.2 million, and contract settlement and other miscellaneous costs of approximately $0.3 million. Additionally, the difference between the fair market value of New Common Stock and the New Notes, when compared to the debt discharged as outlined in the Plan of Reorganization has been summarized as Reorganization Gain on Debt Discharge and is approximately $3.5 million. The reorganization value of the Company immediately after the Restructuring was approximately $78.1 million.

REPTRON ELECTRONICS, INC

This document contains certain forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended. Factors that could cause actual results to differ materially include the following: business conditions and growth in Reptron’s industry and in the general economy; competitive factors; risks due to shifts in market demand; the ability of Reptron to reduce its operating costs against declining sales; the failure to generate additional sales from new customers and the loss of business from existing customers and the risk factors listed from time to time in Reptron’s reports filed with the Securities and Exchange Commission including Form 10-K for the year ended December 31, 2004, as well as assumptions regarding the foregoing and the factors described below. Forward-looking statements are those that do not relate solely to historical fact. The words “will”, “may”, “believe”, “estimate”, “expect”, “intend”, “anticipate”, “plan” and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. Reptron undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantee of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

During the second quarter of 2005, we incurred a sizeable operating loss. Net sales for the quarter were $34.5 million, gross profit was $3.6 million and selling, general and administrative expenses were $4.1 million. In addition, we recorded non-cash impairment charges of $10.1 million to goodwill and $0.4 million to the deferred tax asset. As a result, we had a loss of approximately $11.8 million for the second quarter of 2005. We have recently instituted a cost reduction plan to better align our operating cost structure with current customer demand. This plan includes reduction in labor costs through minimizing overtime and reducing the use of temporary employees, natural employee attrition, and additional reductions in our workforce. These steps were initiated during in the second quarter of 2005 and are continuing. Additionally, we are also reviewing other areas for cost reductions including medical benefits, workers compensation risk management and consolidation of administrative functions. We believe these steps as well as new customer opportunities will have a positive impact on our future operating performances.

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

Net Sales. Total second quarter net sales decreased $1.1 million, or 3.0% from $35.6 million in the second quarter of 2004 to $34.5 million in the second quarter of 2005. Total first half 2005 sales increased $10.5 million, or 17.8% from $58.8 million in the five months ended June 30, 2004 to $69.3 million in the first half of 2005. Predecessor Company sales during the month of January 2004 accounts for $12.4 million of the increase which was partially offset by decreased demand from our established customer base. During 2004 and 2005 we transacted business with approximately 50 customers. The largest three customers in the second quarter of 2005 represented approximately 15.2%, 13.4% and 8.1%, respectively, of net sales as compared to 13.0%, 11.7%, and 11.5%, respectively, of second quarter 2004 net sales. The largest three customers in the first half of 2005 represented approximately 14.6%, 12.7% and 9.3%, respectively, of net sales as compared to 13.1%, 11.3%, and 11.0%, respectively, of net sales in the first half of 2004.

The table which follows summarizes sales by industry segment:

Industry Segment	Three Months Ending June 30, 2005	Three Months Ending June 30, 2004	Six Months Ending June 30, 2005	Six Months Ending June 30, 2004
Medical Equipment	44%	44%	43%	44%
Telecommunications	15%	15%	15%	13%
Banking	17%	14%	16%	14%
Industrial/Instrumentation	16%	14%	18%	15%
Semiconductor Equipment	5%	10%	5%	8%
All Others	3%	3%	3%	6%

Gross Profit. Total 2005 second quarter gross profit decreased $0.9 million, or 20.1%, from $4.5 million in the second quarter of 2004 to $3.6 million in the second quarter of 2005. Gross profit increased $0.3 million, or 3.9% in the first six months of 2005 from $7.1 million in the five months ended June 30, 2004 to $7.4 million in the first half of 2005. Gross profit of the Predecessor Company for the one month ended January 31, 2004 was $0.9 million. The gross profit percentage was 10.4% in the second quarter of 2005 and 10.7% in the first half of 2005 as compared to 12.6% in the second quarter of 2004 and 12.2% in the five months ended June 30, 2004. The variances in gross profit percentages from the prior year periods are primarily attributed to higher labor costs incurred in 2005 as well as lower amounts of fixed cost absorption at the lower sales levels experienced in 2005.

Selling, General, and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $0.1 million, or 4.1%, from $4.0 million in the second quarter of 2004 to $4.1 million in the second quarter of 2005. These expenses, as a percentage of net sales, increased from 11.1% in the second quarter of 2004 to 11.9% in the second quarter of 2005. SG&A expenses increased $2.0 million, or 31.3% from $6.5 million in the five months ended June 30, 2004 to $8.5 million in the first half of 2005. SG&A expenses of the Predecessor Company were $1.4 million in the one month period ended January 31, 2004. These expenses, as a percentage of net sales, increased from 11.1% in the five months ended June 30, 2004 to 12.3% in the first half of 2005. These increases in SG&A expenses are primarily the result of amortization expense related to our intangible assets and increased payroll expenses.

Goodwill impairment Charges. We test our goodwill for impairment in accordance with Financial Accounting Standards Board Statement 142 (“Goodwill and other Intangible Assets”), as noted below under “Critical Accounting Policies and Estimates.” In preparing our financial statements, we recorded a non-cash impairment charge of $10.1 million related to the carrying value of our goodwill in the second quarter of 2005. Fair value of the reporting unit was estimated primarily based on the market capitalization of our common stock and projected discounted cash flows. The goodwill impairment recognized of $10.1 million is based on preliminary estimates. The Company anticipates engaging an independent third party valuation specialist to finalize the valuation and impairment analysis of goodwill in the third quarter of 2005, including a final assessment of the fair values of identifiable assets and liabilities of this reporting unit. The actual charge may be higher or lower than the estimated charge. Upon finalization of the actual impairment charge in the third quarter of 2005, we will record any resulting increase or decrease to the estimated charge. The charge will not result in future cash expenditures or affect compliance with the financial covenants with our lender.

Interest Expense. Net interest expense increased $0.2 million, or 19.7%, from $0.7 million in the second quarter of 2004 to $0.9 million in the second quarter of 2005. This increase is primarily the result of increases in the average outstanding debt, excluding the Senior Secured Notes, of approximately $2.6 million, from $12.5 million in the second quarter of 2004 to $15.1 million in the second quarter of 2005 and in increase in the average interest rate, excluding interest associated with the Senior Secured Notes, from 6.3% in the second quarter of 2004 to 7.7% in the second quarter of 2005. Net interest expense increased $0.5 million, or 44.7%, from $1.2 million in the five months ended June 30, 2004 to $1.7 million in the first half of 2005. This increase is primarily the result of increases in the average outstanding debt, excluding the Senior Secured Notes, of approximately $2.2 million from $11.6 million in the first half of 2004 to $13.8 million in the first half of 2005 and an increase in the average interest rate, excluding interest associated with the Senior Secured Notes, from 5.2% in the first half of 2004 to 8.2% in the first half of 2005. No interest expense was recorded for the one month ended January 31, 2004 related to the Convertible Notes that were cancelled in accordance with the Plan of Reorganization. The Senior Secured Notes are due February 1, 2009 and have a five year term and stated interest rates or 7% during the first two years and 8% in the remaining three years. Interest expense associated with these Senior Secured Notes is currently recorded on a straight-line basis.

Income Taxes. During the three and six month periods ended June 30, 2005, the Company incurred losses before income taxes of $11.5 million and $12.9 million, respectively. As a result, Reptron recognized a deferred tax asset and an offsetting valuation allowance of approximately $4.6 million and $5.2 million, respectively, resulting in no income tax benefit. Additionally, during the three months ended June 30, 2005 the Company recorded an additional valuation allowance of approximately $0.4 million against the deferred tax asset, resulting in income tax expense in the identical amount. The additional valuation allowance was recognized based on the Company’s estimates of future results of operations over the next one to two years. The Company recorded income tax expense from continuing operations of $0.8 million and an income tax benefit from discontinued operations of $0.2 million for the month ended January 31, 2004. Also, the deferred tax asset was reduced by a corresponding amount. The income tax provision resulted primarily from the reorganization gain on debt discharge that was partially offset by operating losses. Realization of the tax loss carryforwards are contingent upon future taxable earnings in the appropriate jurisdiction. Each carryforward item is reviewed for expected utilization, using a “more likely than not” approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (federal or state), the relevant history for the particular item, the applicable expiration dates, and identified actions under our control in realizing the associated carryforward benefits. We assess the available positive and negative evidence surrounding the recoverability of the deferred tax assets and apply judgement in estimating the amount of valuation allowance necessary under the circumstances. We continue to assess and evaluate strategies that will enable the carryforward, or a greater portion thereof, to be utilized, and will reduce the valuation allowance appropriately for each item at such time when it is determined that the “more likely than not” criterion is satisfied. The Company will reduce the goodwill balance to the extent that the tax assets are consumed in excess of the net deferred tax asset recorded and increase additional paid in capital upon the exhaustion of the goodwill balance. The amount of net operating losses (“NOL”) that can be utilized in any given year is limited based on Section 382 of the Internal Revenue Code. In this regard, the amount of NOL generated prior to February 2004 that can be utilized in future periods is limited to approximately $3.0 million per year.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, we had cash and cash equivalents of $0.2 million, restricted cash of $0.8 million and working capital of $6.4 million. We primarily finance our operations through our Senior Secured Notes due 2009, bank credit lines, operating cash flows, and short-term financing through supplier credit lines. Net cash provided by or used in operating activities has historically been provided by net income (loss) levels combined with fluctuations in inventory, accounts receivable, accounts payable, and accrued expenses. Operating activities from continuing operations for the first half of 2005 provided cash of approximately $1.1 million. This cash resulted primarily from decreases in inventory of $0.9 million increases in accrued liabilities of $0.8 million, offset by increases in prepaid expenses of $0.2 million and reduction of the deferred tax asset of $0.4 million.

Capital expenditures totaled approximately $0.7 million in the first half of 2005. These capital expenditures were primarily for the acquisition of manufacturing equipment. These purchases were funded by the working capital credit facility described below.

Credit Agreement. The Company has a revolving credit facility with Wachovia Capital Finance Corporation that provides up to $25 million (the “Credit Agreement”) to fund the Company’s operations through February, 2007. The Credit Agreement contains certain covenants including a minimum quarterly measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined by the Credit Agreement. The Company was in compliance with the covenants contained in the Credit Agreement as of June 30, 2005. The Credit Agreement limits the amount of capital expenditures and prohibits the payment of dividends without the lender’s consent. The interest rate on the credit facility is based on the lender’s prime rate plus one percent. The Credit Agreement is collateralized by substantially all of the Company’s assets. Under the advance rates contained in the Credit Agreement, there was approximately $7.2 million of unused available credit on June 30, 2005.

Senior Secured Notes due in 2009. As of June 30, 2005, there were outstanding approximately $30 million of Senior Secured Notes (“Notes”). These Senior Secured Notes will become due five years from the date of issuance, February 3, 2004. These Notes carry a seven percent annual interest rate in the first two years and an eight percent annual interest rate in the remaining three years. The Notes are secured by all of the Company’s assets, which security interest is secondary to the security position of the provider of our Credit Agreement.

Management believes that the credit facility, together with the Company’s current cash and cash expected to be generated from operations, will be sufficient to meet our foreseeable capital requirements and working capital needs of our operations for at least the next twelve months. However, future liquidity and cash requirements will depend on a wide range of factors including the level of business is existing operations, our ability to increase sales and further reduce our operating cost structures, credit lines extended by lenders and trade suppliers, and capital expenditure requirements. There can be no assurance that financing will be available in amounts and on terms acceptable to management.

Critical Accounting Policies and Estimates

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

Goodwill. In assessing the Company’s goodwill for impairment in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangibles Assets,” the Company is required to assess the valuation of its reporting units, which involves making significant assumptions about the future cash flows and overall performance of its reporting units. Should these assumptions or the structure of the reporting units change in the future based upon market conditions or changes in business strategy, the Company may be required to record additional impairment charges to its goodwill.

Due to the significant decline in the our stock price and increased operating losses that occurred during the second quarter of 2005, we performed an internal interim impairment analysis of goodwill and other intangible assets as of June 30, 2005. Based on the preliminary internal analysis, we estimated that the fair value of our goodwill was approximately $2.1 million as of June 30, 2005, resulting in an estimated non-cash impairment charge of $10.1 million related to the carrying value of goodwill for the second quarter of 2005. The charge will not result in future cash expenditures or affect compliance with the financial covenants with our lender. Fair value of the reporting unit was estimated primarily based on the market capitalization of our common stock and projected discounted cash flows. The goodwill impairment recognized of $10.1 million is based on preliminary estimates. We anticipate engaging an independent third party valuation specialist to finalize the valuation and impairment analysis of goodwill in the third quarter of 2005, including a final assessment of the fair values of identifiable assets and liabilities of this reporting unit. The actual charge may be higher or lower than the estimated charge. Upon finalization of the actual impairment charge in the third quarter of 2005, we will record any resulting increase or decrease to the estimated charge.

Deferred Income Taxes. The carrying value of the Company’s deferred income tax assets is dependent upon the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions. Should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be expensed in the period such determination was made. The Company presently records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not expected to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount (including the valuation allowance), we will reduce the goodwill balance to the extent that the tax assets are consumed in excess of the net deferred tax asset recorded and increase additional paid in capital upon the exhaustion of the goodwill balance. The amount of net operating losses (“NOL”) that can be utilized in any given year is limited based on Section 382 of the Internal Revenue Code. In this regard, the amount of NOL generated prior to February 2004 that can be utilized in future periods is limited to approximately $3.0 million per year. During the second quarter 2005, we recorded an additional valuation allowance against our deferred tax asset of approximately $0.4 million, resulting in income tax expense in the identical amount. The additional valuation allowance was recognized based on the estimates of our future results of operations over the next one to two years.

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

Factors That May Affect Future Results

An investment in our common stock involves a high degree of risk. The following are some of the factors that we believe could cause our actual results to differ materially from expected and historical results. The trading price of our common stock could decline due any of these risks and you may lose part or all of your investment.

No Assurance of Success of Cost Reduction Plan. Due to the significant and continuing operating losses we have experienced, we have initiated a cost reduction plan in an effort to better align our operating cost structure with our reduced level of sales. As part of this plan, we expect to reduce our labor costs through minimizing overtime and the use of temporary employees, natural employee attrition, and reductions in our work force. We are also reviewing other potential areas of cost reduction including medical benefits, workers compensation risk management and consolidation of administrative functions. There can be no assurance that we will be successful in implementing this plan or reducing our operation costs.

No assurance we will be able to achieve profitability. Since our emergence from bankruptcy we have experienced significant operating losses. We must increase our revenues and gross profit and/or reduce operating costs and more effectively utilize our excess capacity in our plants in order to achieve profitability. We cannot be certain that we can achieve profitability in the future or, if we do, that we can sustain or increase profitability on a quarterly or annual basis.

Volatility in the market price of our common stock. Our second quarter operating results have been negatively impacted by the impairment charges on our good will and deferred tax asset. In addition, we continue to experience significant operating losses. These factors and others listed below may cause the price of our common stock to fluctuate:

•	demand for our services and timing of orders for our services;

•	he loss of one or more of our key customers or a reduction, delay or cancellation of orders from one or more of these parties;

•	our ability to effectively utilize the existing excess capacity in our plants;

•	actual or anticipated fluctuations in our operating results; and

•	inconsistent or low levels of trading volume of our common stock.

Our operating expenses and inventory levels are based on our expectations of future revenues and our operating expenses are relatively fixed in the short term. Consequently, if anticipated sales and shipments in any quarter do not occur in any quarter when expected, operating expenses and inventory levels could be disproportionately high, and our operating results for that quarter and, potentially, future quarters may be negatively impacted. Because our operating results have been volatile, you should not rely on the results of one quarter as an indication of our future performance. Our stock price has and may continue to fluctuate substantially.

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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2005. Market risk information is contained under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our 2004 Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are defined by Rule 13a – 15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with or submitted to the Securities and Exchange Commission (“SEC”) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

REPTRON ELECTRONICS, INC.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of Reptron Electronics, Inc. was held on May 26, 2005 at our headquarters in Tampa, Florida. The six directors elected, along with the voting results are as follows:

	Votes
Nominee	For	Withheld
Mr. Mark E. Holliday	4,782,224	6,456
Mr. Paul J. Plante	4,781,024	7,656
Mr. Steven D. Scheiwe	4,607,762	180,918
Mr. Harold L. Purkey	4,781,547	7,133
Mr. Carl L. Vertuca, Jr.	4,782,224	6,456
Mr. Robert C. Bradshaw	4,782,224	6,456

Item 5. Other Information

Due to the significant decline in the Company’s stock price and increased operating losses that occurred during the second quarter of 2005, the Company performed an internal interim impairment analysis of goodwill and other intangible assets as of June 30, 2005. Based on the preliminary internal analysis, the Company estimated that the fair value of its goodwill was approximately $2.1 million as of June 30, 2005. Based on this analysis, on August 22, 2005 our Board of Directors concluded that an estimated non-cash impairment charge of $10.1 million related to the carrying value of goodwill for the second quarter of 2005. The charge will not result in future cash expenditures or affect compliance with the financial covenants with our lender. Fair value of the reporting unit was estimated primarily based on the market capitalization of our common stock and projected discounted cash flows. The Company’s internal interim analysis of other intangible assets did not indicate that the asset was impaired. The goodwill impairment recognized of $10.1 million is based on preliminary estimates. The Company anticipates engaging an independent third party valuation specialist to finalize the valuation and impairment analysis of goodwill in the third quarter of 2005, including a final assessment of the fair values of identifiable assets and liabilities of this reporting unit. The actual charge may be higher or lower than the estimated charge. Upon finalization of the actual impairment charge in the third quarter of 2005, we will record any resulting increase or decrease to the estimated charge.

Also on August 22, 2005, our Board of Directors concluded that based on our estimates of future results of operations over the next one to two years, an additional $0.4 million valuation allowance was needed on our deferred tax asset resulting in income tax expense of an identical amount.

Item 6. Exhibits

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

Dated: August 22, 2005

REPTRON ELECTRONICS, INC.
(Registrant)

By:	/s/ Paul J. Plante
Paul J. Plante, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles L. Pope
Charles L. Pope, Chief Financial Officer
(Principal Financial and Accounting Officer)