Form 10-Q/A
period 2005-03-31
REPTRON ELECTRONICS INC
filed 2005-09-07
CIK 918765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”), for the purpose of amending our Form 10-Q for the period ending March 31, 2005, as originally filed on May 16, 2005 (the “Original Form 10-Q”), solely to amend Part I, Item 4 “Controls and Procedures” to:

1.	Include the conclusion of our Chief Financial Officer in Item 4 “Controls and Procedures” that our internal controls and procedures are effective as at March 31, 2005.

2.	Delete language in Item 4 “Controls and Procedures” that describes the meaning of the effectiveness of disclosure controls and procedures and instead rely on the definition of this term contained in Rule 13a-15(e) of the Exchange Act.

In addition, as part of this Form 10-Q/A, the Company is also filing new currently dated Certifications of our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2 pursuant to Rule 13a-14(a) under the Securities Act of 1934. Except as set forth above, no other changes have been made in this Amendment No. 1 to the Original Form 10-Q and this Form 10-Q/A continues to speak as of the filing of the Original Form 10-Q on May 16, 2005.

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

Disclosure controls and procedures are defined by Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with or submitted to the Securities and Exchange Commission (“SEC”) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

REPTRON ELECTRONICS, INC.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

The following exhibits are filed with this Form 10-Q/A and this list is intended to constitute the exhibit index:

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its quarterly report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 7, 2005	REPTRON ELECTRONICS, INC.
(Registrant)

	By:	/s/ Paul J. Plante
Paul J. Plante, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Charles L. Pope
Charles L. Pope, Chief Financial Officer
(Principal Financial and Accounting Officer)