Form 10-Q
period 2005-09-30
REPTRON ELECTRONICS INC
filed 2005-11-14
CIK 918765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☐

5,000,000 shares of common stock issued and outstanding as of November 14, 2005.

REPTRON ELECTRONICS, INC.

INDEX

			Page Number
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Statements of Operations — Three months ended September 30, 2005 (Reorganized Company) and September 30, 2004 (Reorganized Company) and nine months ended September 30, 2005 (Reorganized Company), one month ended January 31, 2004 (Predecessor Company) and eight months ended September 30, 2004 (Reorganized Company)	3

		Consolidated Balance Sheets — September 30, 2005 (Reorganized Company) and December 31, 2004 (Reorganized Company)	4

		Consolidated Statements of Cash Flows — Nine months ended September 30, 2005 (Reorganized Company), one month ended January 31, 2004 (Predecessor Company) and eight months ended September 30, 2004 (Reorganized Company)	5

		Notes to Consolidated Financial Statements — September 30, 2005	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

	Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

	Item 4.	Submission of Matters to a Vote of Security Holders	21

	Item 5.	Other Information	21

	Item 6.	Exhibits	21

Signatures			22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REPTRON ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Reorganized Company Three Months Ended September 30, 2005	Reorganized Company Three Months Ended September 30, 2004	Reorganized Company Nine Months Ended September 30, 2005	Predecessor Company One Month Ended January 31, 2004	Reorganized Company Eight Months Ended September 30, 2004
Net Sales	$32,579	$34,378	$101,861	$12,368	$93,154
Cost of goods sold	28,457	29,613	90,324	11,479	81,253

Gross profit	4,122	4,765	11,537	889	11,901

Selling, general and administrative expenses	4,615	4,110	13,152	1,447	10,613
Impairment charges	—	—	10,072	—	—

Operating income (loss)	(493)	655	(11,687)	(558)	1,288

Other income (expense):
Interest expense, net	(856)	(745)	(2,560)	(61)	(1,923)
Gain on debt discharge	—	—	—	3,517	—
Reorganization costs (Note A)	—	(62)	(6)	(853)	(78)

Total other income (expense)	(856)	(807)	(2,566)	2,603	(2,001)

Earnings (loss) before income taxes	(1,349)	(152)	(14,253)	2,045	(713)

Income tax provision	—	—	383	777	—

Earnings (loss) from continuing operations	(1,349)	(152)	(14,636)	1,268	(713)

Discontinued operations (Note J)
Earnings (loss) from discontinued operations	171	107	171	(507)	150
Income tax benefit	—	—	—	193	—

Earnings (loss) on discontinued operations	171	107	171	(314)	150

Net earnings (loss)	$(1,178)	$(45)	$(14,465)	$954	$(563)

Net earnings (loss) from continuing operations per common share - basic and diluted:	$(0.27)	$(0.03)	$(2.92)	$0.20	$(0.14)
Net earnings (loss) from discontinued operations per common share - basic and diluted:	$0.03	$0.02	$0.03	$(0.05)	$0.03

Net earnings (loss) per common share - basic and diluted	$(0.24)	$(0.01)	$(2.89)	$0.15	$(0.11)

Weighted average Common Stock equivalent shares outstanding - basic and diluted	5,000,000	5,000,000	5,000,000	6,417,196	5,000,000

The accompanying notes are an integral part of these financial statements

REPTRON ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	Reorganized Company September 30, 2005	Reorganized Company December 31, 2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$132	$227
Restricted cash	746	1,014
Account receivable - trade, net	13,758	14,569
Inventories, net	21,695	19,774
Prepaid expenses and other	843	826

Total current assets	37,174	36,410

PROPERTY, PLANT & EQUIPMENT - AT COST, NET	19,605	21,770
GOODWILL, NET	2,100	12,172
OTHER INTANGIBLE ASSETS, NET	3,386	3,855
DEFERRED INCOME TAX	1,543	1,902
OTHER ASSETS	131	83

TOTAL ASSETS	$63,939	$76,192

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable – trade	$16,257	$12,885
Accrued expenses	4,975	5,049
Note payable to bank	9,629	10,431
Current portion of long-term obligations	380	380

Total current liabilities	31,241	28,745

SENIOR SECURED NOTES	30,000	30,000
LONG-TERM OBLIGATIONS, less current portion	3,077	3,361

SHAREHOLDERS’ EQUITY
Preferred Stock - authorized 15,000,000 shares of $.10 par value; no shares issued	—	—
Common Stock - authorized 50,000,000 shares of $.01 par value; issued and outstanding, 5,000,000 and 5,000,000 shares, respectively	50	50
Additional paid-in capital	15,725	15,725
Accumulated deficit	(16,154)	(1,689)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(379)	14,086

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$63,939	$76,192

The accompanying notes are an integral part of these financial statements

REPTRON ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Reorganized Company Nine Months Ended September 30, 2005	Predecessor Company One Month Ended January 31, 2004	Reorganized Company Eight Months Ended September 30, 2004
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities of continuing operations:
Net earnings (loss)	$(14,465)	$954	$(563)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities of continuing operations:
Net loss (income) from discontinued operations	(171)	314	(150)
Depreciation	3,023	412	2,908
Amortization and non-cash impairment charges	10,541	—	156
Deferred tax asset	359	606	—
Reorganization gain on debt discharge	—	(3,517)	—
Change in assets and liabilites:
Accounts receivable	811	23	(725)
Inventories	(1,921)	701	(1,898)
Prepaid expenses and other current assets	(17)	(1,024)	1,047
Other assets	(48)	666	(29)
Accounts payable	3,372	281	(807)
Accrued expenses	(74)	1,238	(1,585)

Net cash provided by (used in) operating activities of continuing operations	1,410	654	(1,646)

Cash flows from investing activities of continuing operations:
Decrease in restricted cash	268	950	661
Purchases of property, plant & equipment	(858)	(51)	(972)

Net cash provided by (used in) investing activities of continuing operations	(590)	899	(311)

Cash flows from financing activities of continuing operations:
Net proceeds (payments) on notes payable to banks	(802)	(1,360)	4,070
Payments on long-term obligations	(284)	(30)	(243)

Net cash provided by (used in) financing activities of continuing operations	(1,086)	(1,390)	3,827

Net increase (decrease) in cash and cash equivalents	(266)	163	1,870

Net increase in cash and cash equivalents from discontinued operations (see Note I)	171	(392)	(629)

Cash and cash equivalents at the beginning of the period	227	311	82

Cash and cash equivalents at the end of the period	$132	$82	$1,323

Cash paid for interest	$2,951	$61	$1,393

The accompanying notes are an integral part of these financial statements

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

SEPTEMBER 30, 2005

(Unaudited)

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS Continued

Statement 123(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123(R). The second method is the modified retrospective application, which requires that the Company restates prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. The Company has determined that Statement 123(R) will not have a significant impact on its financial position, results of operations, EPS and cash flows upon adoption of the Statement.

On October 28, 2005, in response to the issuance of SFAS 123(R), the Company’s Compensation Committee of the Board of Directors approved accelerating the vesting of the out-of-the-money, unvested stock options held by current employees, including executive officers, and directors. These out-of-the money options have exercise prices ranging from a low of $6.10 to a high of $10.38 per share. Unvested options to purchase approximately 296,666 shares became exercisable as a result of the vesting acceleration. The accelerated vesting was effective as of October 31, 2005.

The decision to accelerate vesting of these options was made primarily to avoid recognizing compensation cost in the statement of earnings in future financial statements upon the effectiveness of SFAS 123(R).

NOTE C — INVENTORIES

Inventories consist of the following (in thousands):

	Reorganized Company September 30, 2005	Reorganized Company December 31, 2004
Raw materials	$14,784	$13,324
Work in process	5,778	4,799
Finished goods	1,815	2,349

	22,377	20,472
Less reserve for excess and obsolete inventory	(682)	(698)

	$21,695	$19,774

NOTE D — GOODWIILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of acquisition costs over the fair value of the net assets acquired. The 2004 goodwill balance of $12.2 million is stated at cost.

The Company accounts for its goodwill in accordance with Statement of Financial Accounting Standards No142, Goodwill and Other Intangible Assets (“SFAS 142”). Under this standard, the Company is required to perform a goodwill impairment test at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. The testing for impairment of goodwill is performed in two steps: (1) potential impairment is identified by comparing the fair value of a reporting unit (based on market capitalization, undiscounted cash flows, or other acceptable methods) with its carrying amount; and (2) if fair value is less than the carrying amount, an impairment loss is estimated as the excess of the carrying amount of the goodwill over its fair value. Goodwill must be written down when impaired.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2005

(Unaudited)

NOTE D — GOODWIILL AND OTHER INTANGIBLE ASSETS Continued

Due to the significant decline in the Company’s stock price and operating losses that occurred during the second quarter of 2005, the Company performed an internal interim analysis of goodwill and other intangible assets for impairment of fair value as of June 30, 2005. Based on the preliminary internal analysis, the Company concluded that the fair value of its goodwill was approximately $2.1 million as of June 30, 2005, resulting in a non-cash impairment charge of $10.1 million related to the carrying value of goodwill for the second quarter of 2005. The charge will not result in future cash expenditures or affect compliance with the financial covenants with our lender. Fair value of the reporting unit was estimated primarily based on the market capitalization of our common stock and projected discounted cash flows. The Company’s internal interim analysis of other intangible assets did not indicate that the remaining asset was impaired. The goodwill impairment recognized of $10.1 million was based on preliminary estimates. The Company engaged an independent third party valuation specialist to finalize the valuation and impairment analysis of goodwill in the third quarter of 2005. Based on the report of the independent valuation specialist, no additional adjustment to goodwill and other intangible assets was required in the third quarter of 2005.

NOTE E — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings (loss) per common share (in thousands):

	Reorganized Company Three Months Ended September 30, 2005	Reorganized Company Three Months Ended September 30, 2004	Reorganized Company Nine Months Ended September 30, 2005	Predecessor Company One Month Ended January 31, 2004	Reorganized Company Eight Months Ended September 30, 2004
Numerator:
Net earnings (loss)	$(1,178)	$(45)	$(14,465)	$954	$(563)

Denominator:
For basic earnings (loss) per share - Weighted avergage shares	5,000,000	5,000,000	5,000,000	6,417,196	5,000,000

Effect of dilutive securities:
Employee stock options	—	—	—	—	—

For diluted earnings (loss) per share	5,000,000	5,000,000	5,000,000	6,417,196	5,000,000

Net earnings (loss) per common share – basic	$(0.24)	$(0.01)	$(2.89)	$0.15	$(0.11)

Net earnings (loss) per common share - diluted	$(0.24)	$(0.01)	$(2.89)	$0.15	$(0.11)

For all periods presented, all options have been excluded from the computation of diluted earnings per share because their effect on loss per share would be anti-dilutive.

The 6 3/4% Convertible Subordinated Notes (the “Convertible Notes”) were not included in the computation of earnings per share for the one month ended January 31, 2004 period because the conversion price of $28.50 exceeded the average market price of the common stock. Therefore, the effect would be anti-dilutive. The Convertible Notes were not included in the computation of earnings per share for the three and eight month periods ended September 30, 2004 because the notes were cancelled effective January 31, 2004 in accordance with the Plan of Reorganization.

Prior to the effective date of the Plan of Reorganization of February 3, 2004, the Company provided for three stock option plans which were terminated in accordance with the Plan of Reorganization as of January 31, 2004. The Plan of Reorganization provides for the adoption of a new stock option plan whereby up to 10% of the Company’s New Common Stock may be issuable in connection with options granted under the new plan. As of September 30, 2005, 316,666 options had been granted and were outstanding under the new plan.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2005

(Unaudited)

NOTE F – NOTE PAYABLE TO BANK

The Company has a revolving credit facility with Wachovia Capital Finance Corporation that provides up to $25 million (the “Credit Agreement”) to fund the Company’s operations through February, 2007. The Credit Agreement contains certain covenants including a minimum quarterly measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined by the Credit Agreement. The Company was in compliance with the covenants contained in the Credit Agreement as of September 30, 2005. The interest rate on the credit facility is based on the lender’s prime rate plus one percent. The Credit Agreement is collateralized by substantially all of the Company’s assets. Management believes that this credit facility, together with the Company’s available cash reserves and cash expected to be provided by operations, will provide sufficient liquidity for the Company to pay for goods and services within standard terms. Under the advance rates contained in the Credit Agreement, there was approximately $6.8 million of unused available credit on September 30, 2005.

NOTE G – INCOME TAXES

During the three and nine month periods ended September 30, 2005, the Company incurred losses before income taxes of $1.2 million and $14.5 million, respectively. As a result, Reptron recognized a deferred tax asset and an offsetting valuation allowance of approximately $0.5 million and $5.8 million, respectively, resulting in no income tax benefit. Additionally, during the second quarter ended June 30, 2005 the Company recorded an additional valuation allowance of approximately $0.4 million against the deferred tax asset, resulting in income tax expense in the identical amount. The additional valuation allowance was made based on the Company’s estimates of future results of operations over the next one to two years. The Company recorded income tax expense from continuing operations of $0.8 million and an income tax benefit from discontinued operations of $0.2 million for the month ended January 31, 2004. Also, the deferred tax asset was reduced by a corresponding amount. The income tax provision resulted primarily from the reorganization gain on debt discharge that was partially offset by operating losses. Realization of the tax loss carryforwards are contingent upon future taxable earnings in the appropriate jurisdiction. Each carryforward item is reviewed for expected utilization, using a “more likely than not” approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (federal or state), the relevant history for the particular item, the applicable expiration dates, and identified actions under the Company’s control in realizing the associated carryforward benefits. The Company assesses the available positive and negative evidence surrounding the recoverability of the deferred tax assets and applies judgment in estimating the amount of valuation allowance necessary under the circumstances. The Company will consider its actual results during the remainder of 2005 compared to its forecasted results as part of this determination. Management continues to assess and evaluate strategies that will enable the carryforward, or a greater portion thereof, to be utilized, and will reduce the valuation allowance appropriately for each item at such time when it is determined that the “more likely than not” criterion is satisfied. The Company will reduce the goodwill balance to the extent that the tax assets are consumed in excess of the net deferred tax asset recorded and increase additional paid in capital upon the exhaustion of the goodwill balance. The amount of net operating losses (“NOL”) that can be utilized in any given year is limited based on Section 382 of the Internal Revenue Code. In this regard, the amount of NOL generated prior to February 2004 that can be utilized in future periods is limited to approximately $3.0 million per year.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2005

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

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS No. 123, the Company’s net loss and net loss per common share would have been the pro forma amounts indicated below (in thousands):

	Reorganized Company Three Months Ended September 30, 2005	Reorganized Company Three Months Ended September 30, 2004	Reorganized Company Nine Months Ended September 30, 2005	Predecessor Company One Month Ended January 31, 2004	Reorganized Company Eight Months Ended September 30, 2004
Reported net earnings (loss)	$(1,178)	$(45)	$(14,465)	$954	$(563)

Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	—	—	353	—	—

Pro forma net earnings (loss)	$(1,178)	$(45)	$(14,818)	$954	$(563)

Net earnings (loss) per common share - basic:
As reported	$(0.24)	$(0.01)	$(2.89)	$0.15	$(0.11)
Pro forma	$(0.24)	$(0.01)	$(2.96)	$0.15	$(0.11)

Net earnings (loss) per common share - diluted:
As reported	$(0.24)	$(0.01)	$(2.89)	$0.15	$(0.11)
Pro forma	$(0.24)	$(0.01)	$(2.96)	$0.15	$(0.11)

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2005

(Unaudited)

NOTE I – STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information from discontinued operation (in thousands):

	Reorganized Company Nine Months Ended September 30, 2005	Predecessor Company One Month Ended January 31, 2004	Reorganized Company Eight Months Ended September 30, 2004
Net earnings (loss) from discontinued operations	$171	$(314)	$150
Reduction in accounts receivable	—	(132)	132
Prepaid expenses and other current assets	—	709	799
Other assets	—	1	5
Reduction in accounts payable, including accounts assumed by the buyer	—	(7)	(1,561)
Accrued expenses	—	(649)	(154)

Net cash provided by (used in) discontinued operations	$171	$(392)	$(629)

NOTE J – DISCONTINUED OPERATIONS

During 2003, the Company discontinued the operations of its electronic component distribution (“ECD”) business and its computer products (“CP”) business through the sale of certain identifiable assets and liabilities. During the third quarter of 2005, the Company recorded income of approximately $0.2 million representing reimbursement of workers compensation claim expenses. Included in loss from discontinued operations in January 2004 is $0.2 million representing an increase in estimated workers compensation liabilities related to the ECD business that were not part of the asset sale agreement and $0.3 million representing the change in estimate of the recoverability of certain assets related to the CP business which were not included in the sales transaction.

NOTE K – REORGANIZATION

On October 28, 2003, Reptron filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Under the terms of the Plan, substantially all of Reptron’s general unsecured creditors (except for holders of the Convertible Notes and certain other creditors) were to receive full payment for all prepetition claims within ninety days subsequent to the Plan’s effective date. The Plan was confirmed by the bankruptcy court on January 14, 2004 and became effective February 3, 2004, resulting in conversion of the $76.3 million of Convertible Notes, $6.4 million of accrued interest and $0.8 million of other liabilities into $30 million of Senior Secured Notes due in 2009 (“New Notes”) and the issuance of 95% of the common stock of the reorganized entity (“New Common Stock”). Previously outstanding common stock was also exchanged for 5% of the New Common Stock. The New Notes carry an interest rate of seven percent per annum during the first two years and eight percent per annum during the remaining three years. Interest expense associated with these New Notes is currently recorded on a straight-line basis. Interest expense for January 2004 excludes $0.4 million of stated contractual interest associated with the Convertible Notes. The Company incurred $0.9 million of reorganization costs during January 2004, which primarily includes professional fees of approximately $0.4 million, debt issuance costs of approximately $0.2 million, and contract settlement and other miscellaneous costs of approximately $0.3 million. Additionally, the difference between the fair market value of New Common Stock and the New Notes when compared to the debt discharged as outlined in the Plan of Reorganization has been summarized as Reorganization Gain on Debt Discharge and is approximately $3.5 million. The reorganization value of the Company immediately after the restructuring was approximately $78.1 million.

REPTRON ELECTRONICS, INC

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains certain forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended. Factors that could cause actual results to differ materially include the following: business conditions and growth in Reptron’s industry and in the general economy; competitive factors; risks due to shifts in market demand; the ability of Reptron to reduce its operating costs against declining sales which would result in continued operating losses; and the risk factors listed from time to time in Reptron’s reports filed with the Securities and Exchange Commission including Form 10-K for the year ended December 31, 2004, as well as assumptions regarding the foregoing and the factors described below. Forward-looking statements are those that do not relate solely to historical fact. The words “will”, “may”, “believe”, “estimate”, “expect”, “intend”, “anticipate”, “plan” and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. Reptron undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

In each of the first three quarters of 2005, we incurred a sizeable operating loss. Net sales for the third quarter were $32.6 million, gross profit was $4.1 million and selling, general and administrative expenses were $4.6 million. As a result, we had a loss of approximately $1.2 million for the third quarter of 2005. We have instituted a cost reduction plan to better align our operating cost structure with current customer demand. This plan includes reduction in labor costs through minimizing overtime and the use of temporary employees, natural employee attrition, and additional reductions in our workforce. These steps were initiated during the second quarter of 2005 and are continuing. Additionally, we are also reviewing other areas for cost reductions including medical benefits, workers compensation risk management and consolidation of administrative functions. We believe these steps as well as potential new customer opportunities will have a positive impact on our future operating performance.

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

Net Sales. Total third quarter net sales decreased $1.8 million, or 5.2% from $34.4 million in the third quarter of 2004 to $32.6 million in the third quarter of 2005. Total sales increased $8.7 million, or 9.4% from $93.2 million in the eight months ended September 30, 2004 to $101.9 million in the first nine months of 2005. Predecessor Company sales during the month of January 2004 accounts for $12.4 million of the increase which was partially offset by decreased demand from our established customer base. During 2004 and 2005 we transacted business with approximately 50 customers. The largest three customers in the third quarter of 2005 represented approximately 15.3%, 13.3% and 9.9%, respectively, of net sales as compared to 14.6%, 13.3%, and 11.0%, respectively, of third quarter 2004 net sales. The largest three customers in the first nine months of 2005 represented approximately 14.9%, 12.9% and 9.4%, respectively, of net sales as compared to 12.4%, 11.7%, and 12.4%, respectively, of net sales in the three quarters of 2004.

The table which follows summarizes sales by industry segment:

Industry Segment	Three Months Ending September 30, 2005	Three Months Ending September 30, 2004	Nine Months Ending September 30, 2005	Nine Months Ending September 30, 2004
Medical Equipment	41%	40%	42%	44%
Telecommunications	20%	16%	17%	14%
Banking	15%	17%	16%	15%
Industrial/Instrumentation	16%	15%	18%	15%
Semiconductor Equipment	5%	9%	5%	8%
All Others	3%	3%	2%	4%

Gross Profit. Total 2005 third quarter gross profit decreased $0.7 million, or 13.5%, from $4.8 million in the third quarter of 2004 to $4.1 million in the third quarter of 2005. Gross profit decreased $0.4 million, or 3.1% in the first nine months of 2005 from $11.9 million in the eight months ended September 30, 2004 to $11.5 million in the first nine months of 2005. Gross profit of the Predecessor Company for the one month ended January 31, 2004 was $0.9 million. The gross profit percentage was 12.7% in the third quarter of 2005 and 11.3% in the first three quarters of 2005 as compared to 13.9% in the third quarter of 2004 and 12.8% in the eight months ended September 30, 2004. The variances in gross profit percentages from the prior year periods are primarily attributable to higher labor costs incurred in 2005, in part due to production inefficiencies associated with new customers and new assembly programs from legacy customers, as well as lower amounts of fixed cost absorption at the lower sales levels experienced in 2005.

Selling, General, and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $0.5 million, or 12.3%, from $4.1 million in the third quarter of 2004 to $4.6 million in the third quarter of 2005. These expenses, as a percentage of net sales, increased from 12.0% in the third quarter of 2004 to 14.2% in the third quarter of 2005. SG&A expenses increased $2.6 million, or 23.9% from $10.6 million in the eight months ended September 30, 2004 to $13.2 million in the first three quarters of 2005. SG&A expenses of the Predecessor Company were $1.4 million in the one month period ended January 31, 2004. These expenses, as a percentage of net sales, increased from 11.4% in the eight months ended September 30, 2004 to 12.9% in the first nine months of 2005. These increases in SG&A expenses are primarily the result of amortization expense related to our intangible assets and increased payroll expenses including severance costs associated with our cost reduction plan. These increases were partially offset by reimbursement of workers compensation claim expenses from a previous year insurance contract of approximately $0.2 million.

Goodwill Impairment Charges. We test our goodwill for impairment in accordance with Financial Accounting Standards Board Statement 142 (“Goodwill and other Intangible Assets”), as noted below under “Critical Accounting Policies and Estimates.” In preparing our financial statements, we recorded a non-cash impairment charge of $10.1 million related to the carrying value of our goodwill for the second quarter of 2005. Fair value of the reporting unit was estimated primarily based on the market capitalization of our common stock and projected discounted cash flows. The goodwill impairment recognized of $10.1 million was based on preliminary estimates. The Company engaged an independent third party valuation specialist to finalize the valuation and impairment analysis of goodwill in the third quarter of 2005. Based on the report of the independent valuation specialist, no additional adjustment to goodwill and other intangible assets was required in the third quarter of 2005. The charge will not result in future cash expenditures or affect compliance with the financial covenants with our lender.

Interest Expense. Net interest expense increased $0.2 million, or 14.9%, from $0.7 million in the third quarter of 2004 to $0.9 million in the third quarter of 2005. This increase is primarily the result of increases in the average outstanding debt, excluding the Senior Secured Notes, of approximately $0.5 million from $12.8 million in the third quarter of 2004 to $13.3 million in the third quarter of 2005 and an increase in the average interest rate, excluding interest associated with the Senior Secured Notes, from 6.9% in the third quarter of 2004 to 8.6% in the third quarter of 2005. Net interest expense increased $0.7 million, or 33.1%, from $1.9 million in the eight months ended September 30, 2004 to $2.6 million in the first nine months of 2005. This increase is primarily the result of increases in the average outstanding debt, excluding the Senior Secured Notes, of approximately $2.1 million from $11.5 million in the first nine months of 2004 to $13.6 million in the first nine months of 2005 and an increase in the average interest rate, excluding interest associated with the Senior Secured Notes, from 6.0% in the first nine months of 2004 to 8.3% in the first nine months of 2005. No interest expense was recorded for the one month ended January 31, 2004 related to the Convertible Notes that were cancelled in accordance with the Plan of Reorganization. The Senior Secured Notes are due February 1, 2009 and have a five year term and stated interest rates or 7% during the first two years and 8% in the remaining three years. Interest expense associated with these Senior Secured Notes is currently recorded on a straight-line basis.

Income Taxes. During the three and nine month periods ended September 30, 2005, the Company incurred losses before income taxes of $1.2 million and $14.5 million, respectively. As a result, Reptron recognized a deferred tax asset and an offsetting valuation allowance of approximately $0.5 million and $5.8 million, respectively, resulting in no income tax benefit. Additionally, during the second quarter ended June 30, 2005 the Company recorded an additional valuation allowance of approximately $0.4 million against the deferred tax asset, resulting in income tax expense in the identical amount. The additional valuation allowance was made based on the Company’s estimates of future results of operations over the next one to two years. The Company recorded income tax expense from continuing operations of $0.8 million and an income tax benefit from discontinued operations of $0.2 million for the month ended January 31, 2004. Also, the deferred tax asset was reduced by a corresponding amount. The income tax provision resulted primarily from the reorganization gain on debt discharge that was partially offset by operating losses. Realization of the tax loss carryforwards are contingent upon future taxable earnings in the appropriate jurisdiction. Each carryforward item is reviewed for expected utilization, using a “more likely than not” approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (federal or state), the relevant history for the particular item, the applicable expiration dates, and identified actions under our control in realizing the associated carryforward benefits. We assess the available positive and negative evidence surrounding the recoverability of the deferred tax assets and apply judgement in estimating the amount of valuation allowance necessary under the circumstances. We will consider our actual results during the remainder of 2005 compared to our forecasted results as part of this determination. We continue to assess and evaluate strategies that will enable the carryforward, or a greater portion thereof, to be utilized, and will reduce the valuation allowance appropriately for each item at such time when it is determined that the “more likely than not” criterion is satisfied. The Company will reduce the goodwill balance to the extent that the tax assets are consumed in excess of the net deferred tax asset recorded and increase additional paid in capital upon the exhaustion of the goodwill balance. The amount of net operating losses (“NOL”) that can be utilized in any given year is limited based on Section 382 of the Internal Revenue Code. In this regard, the amount of NOL generated prior to February 2004 that can be utilized in future periods is limited to approximately $3.0 million per year.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, we had cash and cash equivalents of $0.1 million, restricted cash of $0.7 million and working capital of $5.9 million. We primarily finance our operations through our Senior Secured Notes due 2009, bank credit lines, operating cash flows, and short-term financing through supplier credit lines. Net cash provided by or used in operating activities has historically been provided by net income (loss) levels combined with fluctuations in inventory, accounts receivable, accounts payable, and accrued expenses. Operating activities from continuing operations for the first nine months of 2005 provided cash of approximately $1.6 million. This cash resulted primarily from decreases in accounts receivable of $0.8 million, increases in accounts payable of $3.4 million, off set by increases in inventory of $1.9 million and reduction of the deferred tax asset of $0.4 million.

Capital expenditures totaled approximately $0.9 million in the first nine months of 2005. These capital expenditures were primarily for the acquisition of manufacturing equipment. These purchases were funded by the working capital credit facility described below.

Credit Agreement. The Company has a revolving credit facility with Wachovia Capital Finance Corporation that provides up to $25 million (the “Credit Agreement”) to fund the Company’s operations through February, 2007. The Credit Agreement contains certain covenants including a minimum quarterly measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined by the Credit Agreement. The Company was in compliance with the covenants contained in the Credit Agreement as of September 30, 2005. The Credit Agreement limits the amount of capital expenditures and prohibits the payment of dividends without the lender’s consent. The interest rate on the credit facility is based on the lender’s prime rate plus one percent. The Credit Agreement is collateralized by substantially all of the Company’s assets. Under the advance rates contained in the Credit Agreement, there was approximately $6.8 million of unused available credit on September 30, 2005.

Senior Secured Notes due in 2009. As of September 30, 2005, there were outstanding approximately $30 million of Senior Secured Notes (“Notes”). These Senior Secured Notes will become due five years from the date of issuance, February 3, 2004. These Notes carry a seven percent annual interest rate in the first two years and an eight percent annual interest rate in the remaining three years. The Notes are secured by all of the Company’s assets, which security interest is secondary to the security position of the provider of our Credit Agreement.

Management believes that the credit facility, together with the Company’s current cash and cash expected to be generated from operations, will be sufficient to meet our foreseeable capital requirements and working capital needs of our operations for at least the next twelve months. However, future liquidity and cash requirements will depend on a wide range of factors including the level of business in existing operations, our ability to increase sales and further reduce our operating cost structure, credit lines extended by lenders and trade suppliers, and capital expenditure requirements. There can be no assurance that financing will be available in amounts and on terms acceptable to management.

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

Due to the significant decline in our stock price and increased operating losses that occurred during the second quarter of 2005, we performed and internal interim analysis of goodwill and other intangible assets for impairment of fair value as of June 30, 2005. Based on the preliminary internal analysis, we concluded that the fair value of our goodwill was approximately $2.1 million as of June 30, 2005, resulting in an estimated non-cash impairment charge of $10.1 million related to the carrying value of goodwill in the second quarter of 2005. The charge will not result in future cash expenditures or affect compliance with the financial covenants with our lender. Fair value of the reporting unit was estimated primarily based on the market capitalization of our common stock and projected discounted cash flows. The goodwill impairment recognized of $10.1 million was based on preliminary estimates. We engaged an independent third party valuation specialist to finalize the valuation and impairment analysis of goodwill in the third quarter of 2005. Based on the report of the independent valuation specialist, no additional adjustment to goodwill and other intangible assets was required in the third quarter of 2005.

Deferred Income Taxes. The carrying value of the Company’s deferred income tax assets is dependent upon the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions. Should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be expensed in the period such determination was made. The Company presently records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not expected to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount (including the valuation allowance), the Company will reduce the goodwill balance to the extent that the tax assets are consumed in excess of the net deferred tax asset recorded and increase additional paid in capital upon the exhaustion of the goodwill balance. The amount of net operating losses (“NOL”) that can be utilized in any given year is limited based on Section 382 of the Internal Revenue Code. In this regard, the amount of NOL generated prior to February 2004 that can be utilized in future periods is limited to approximately $3.0 million per year. During the second quarter 2005, we recorded an additional valuation allowance against our deferred tax asset of approximately $0.4 million, resulting in income tax expense in the identical amount. The additional valuation allowance was made based on the estimates of our future results of operations over the next one two years.

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

Statement 123(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123(R). The second method is the modified retrospective application, which requires that the Company restate prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. The Company has determined that Statement 123(R) will not have a significant impact on its financial position, results of operations, EPS and cash flows upon adoption of the Statement.

On October 28, 2005, in response to the issuance of SFAS 123(R), the Company’s Compensation Committee of the Board of Directors approved accelerating the vesting of the out-of-the-money, unvested stock options held by current employees, including executive officers, and directors. These out-of-the money options have exercise prices ranging from a low of $6.10 to a high of $10.38 per share. Unvested options to purchase approximately 296,666 shares became exercisable as a result of the vesting acceleration. The accelerated vesting was effective as of October 31, 2005.

The decision to accelerate vesting of these options was made primarily to avoid recognizing compensation cost in the statement of earnings in future financial statements upon the effectiveness of SFAS 123(R).

Factors That May Affect Future Results

An investment in our common stock involves a high degree of risk. The following are some of the factors that we believe could cause our actual results to differ materially from expected and historical results. The trading price of our common stock could decline due to any of these risks and you may lose part or all of your investment.

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

Volatility in the market price of our common stock. Our second quarter 2005 operating results have been negatively impacted by the impairment charges on our good will and deferred tax asset. In addition, we continued to experience significant operating losses in the three and nine months ended September 30, 2005. These factors and others listed below may cause the price of our common stock to fluctuate:

•	demand for our services and timing of orders for our services;

•	the loss of one or more of our key customers or a reduction, delay or cancellation of orders from one or more of these parties;

•	our ability to effectively utilize the existing excess capacity in our plants;

•	actual or anticipated fluctuations in our operating results; and

•	inconsistent or low levels of trading volume of our common stock.

Our operating expenses and inventory levels are based on our expectations of future revenues and our operating expenses are relatively fixed in the short term. Additionally, our sales have historically been significantly concentrated towards the end of the quarter. Consequently, if anticipated sales and shipments in any quarter do not occur in any quarter when expected, operating expenses and inventory levels could be disproportionately high, and our operating results for that quarter and, potentially, future quarters may be negatively impacted. Because our operating results have been volatile, you should not rely on the results of one quarter as an indication of our future performance. Our stock price has and may continue to fluctuate substantially.

Customer Effect from Bankruptcy Filing and Operating Losses. During 2001 through 2004, the Company incurred significant financial losses. These losses combined with defaults incurred on our senior secured revolving credit facility (“Credit Agreement”) and Convertible Notes culminated in filing a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code on October 28, 2003. Reptron’s customers engage the Company to produce complex electronic products. These manufacturing engagements require significant investment and planning by both our customers and Reptron. Our inability to perform for our customers for whatever reason would have a significant impact on their business operations. Although the Company has subsequently completed its bankruptcy proceedings, it is possible that our major customers could suspend or terminate business activity with us due to their concerns about the long term financial stability of the Company. This action would have a material adverse effect on the Company.

Supplier Effect from Bankruptcy Filing. Reptron relies on a supply chain comprised of approximately 900 different suppliers. Many of the materials delivered by this supply chain are custom or built to order requiring advanced planning, tooling and significant disengagement costs. Our Plan of Reorganization confirmed by the bankruptcy court provided for the vast majority of the Company’s suppliers to be paid in full for both pre-petition and post-petition shipments. Although our suppliers have been paid in full, it is possible that our bankruptcy filing could result in several adverse actions including restricting our credit limit and the time allowed to pay outstanding obligations, elimination of all credit lines requiring cash in advance or cash on delivery terms, price increases to compensate for perceived risks and choosing not to supply the Company altogether requiring additional time and investment to resource materials. These actions could have a material adverse effect on the Company.

Bankruptcy Effect on Adding New Customers. Reptron’s future success is greatly dependent upon the Company’s ability to increase sales. The Company’s growth strategy includes maintaining and growing sales from current customers as well as adding new customers. Although the Plan has become effective, our ability to attract new customers can be negatively impacted due to their concerns about the long term financial stability of the Company and the fact that the Company has recently emerged from bankruptcy. Our inability to add new customers could have a material adverse effect on the Company.

Customer Concentration and Related Factors Affecting Operating Results. Reptron has certain customers that account for a significant part of total net sales. The loss of one or more of these major customers, or a reduction in their level of purchasing, could have a material adverse effect on Reptron’s business, results of operations and financial condition. Some of our customers have expressed concern over the large losses we have incurred since the bankruptcy filing and the bankruptcy filing. It is possible that our major customers could suspend or terminate business activity with us due to these concerns. This action would have a material adverse effect on our business.

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

Competition. We face substantial competition. We believe that many of our competitors have international operations and significantly greater manufacturing, financial, marketing, research and development resources, and broader name recognition. Reptron competes in a highly fragmented market composed of a diverse group of EMS providers. Reptron believes that the key competitive factors in its markets are manufacturing flexibility, price, manufacturing quality, advanced manufacturing technology and reliable delivery. Additionally, Reptron faces the potential risk that its customers may elect to produce their products internally or internationally, thereby eliminating our manufacturing opportunities. There can be no assurance that Reptron will be able to continue to compete effectively with existing or potential competitors.

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

Start-up Costs and Inefficiencies Related To New or Transferred Programs Can Adversely Affect Our Operating Results. Start-up costs, the management of labor and equipment resources in connection with the establishment of new programs and new customer relationships, and the need to estimate required resources in advance can adversely affect our gross margins and operating results. These factors are particularly prominent in the early stages of the life cycle of new products and new programs. The effects of these start-up costs and inefficiencies can also occur when, and if, we open new facilities. These factors also affect our ability to efficiently use labor and equipment. Due to the improved economy and more successful marketing efforts, we are currently managing a number of new programs and new customer relationships. Consequently, our exposure to these factors has increased. In addition, if any of these new programs or new customer relationships were to be terminated, our operating results could be negatively impacted, particularly in the near term.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the nine months ended September 30, 2005. Market risk information is contained under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our 2004 Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and is incorporated herein by reference.

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

REPTRON ELECTRONICS, INC.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On October 28, 2005, in response to the issuance of SFAS 123(R), the Company’s Compensation Committee of the Board of Directors approved accelerating the vesting of the out-of-the-money, unvested stock options held by current employees, including executive officers, and directors. These out-of-the money options have exercise prices ranging from a low of $6.10 to a high of $10.38 per share. Unvested options to purchase approximately 296,666 shares became exercisable as a result of the vesting acceleration. The accelerated vesting was effective as of October 31, 2005.

The decision to accelerate vesting of these options was made primarily to avoid recognizing compensation cost in the statement of earnings in future financial statements upon the effectiveness of SFAS 123(R).

In addition, effective October 31, 2005 the Compensation Committee granted options for 20,000 shares of common stock to each of the 5 non-employee directors and options for 65,000 shares of common stock to Paul Plante, Chief Executive Officer and President of the Company and options of 20,000 shares of common stock to Charles L. Pope, Chief Financial Officer of the Company. These options are for a term of 10 years, are fully vested as of the date of grant and have an exercise price equal to fair market value of the Company’s common stock on the date of grant as reflected by the closing sale price on the OTCBB of $0.36 per share.

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

Dated:	November 14, 2005

REPTRON ELECTRONICS, INC.
(Registrant)

By:	/s/ Paul J. Plante
Paul J. Plante, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles L. Pope
Charles L. Pope, Chief Financial Officer
(Principal Financial and Accounting Officer)