Form 10-K
period 2005-12-31
REPTRON ELECTRONICS INC
filed 2006-03-31
CIK 918765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Title of Each Class
Common Stock, $.01 par value
Senior Secured Notes, due 2009

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant based upon the closing sale price of our common stock on June 30, 2005, the last day of our second fiscal quarter as reported on the Over-The-Counter Bulletin Board, was approximately $5,500,000.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The number of shares of the registrant’s common stock issued and outstanding as of March 30, 2006 was 5,000,000.

Documents Incorporated by Reference:

Portions of Reptron’s definitive proxy statement for the 2006 Annual Meeting of Reptron’s Shareholders are incorporated by reference into Part III of this Form 10-K.

REPTRON ELECTRONICS, INC.

FORM 10-K ANNUAL REPORT

Fiscal Year ended December 31, 2005

PART I

References to “Reptron”, “the Company”, “we”, “us” and “our” refer to Reptron Electronics, Inc., unless the context otherwise requires. This document contains certain forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and are made in reliance on the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Factors that could cause or contribute to actual results to differ materially include the following: business conditions and growth in Reptron’s industry and in the general economy; competitive factors; risks due to shifts in market demand; the ability of Reptron to complete acquisitions; the risks discussed in Item 1A of this report titled “Risk Factors” and the risk factors listed from time to time in Reptron’s reports filed with the Securities and Exchange Commission as well as assumptions regarding the foregoing. The words “believe”, “plans”, “estimate”, “expect”, “intend”, “should”, “may”, “will”, “appear”, “hope”, “anticipate”, and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. These statements are only predictions. Reptron undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Reptron was incorporated under the laws of Michigan in 1973, reincorporated under the laws of Florida in 2003 and reorganized as a Florida corporation under Chapter 11 of the U.S. Bankruptcy Code in 2004. Reptron’s principle executive offices are located at 13700 Reptron Boulevard, Tampa, Florida 33626, and the telephone number is (813) 854-2000. Information about our Company is also available at our website at www.reptron.com which includes links free of charge to reports and filings we have made with the Securities and Exchange Commission (“SEC”). The contents of our website are not incorporated by reference in this Annual Report on Form 10-K and are not part of this report.

Reorganization

On February 3, 2004, Reptron implemented its previously announced financial restructuring when its pre-negotiated Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Plan” or “Plan of Reorganization”) became effective. Events occurring during 2003 and through February 3, 2004 related to the Chapter 11 proceedings are summarized as follows.

In January 2003, we announced that we were seeking to restructure $76.3 million principal amount of our outstanding 6 3/4% Convertible Subordinated Notes (the “Convertible Notes”). As part of this initiative, we discontinued all interest payments on the Convertible Notes.

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

In accordance with the Plan, Reptron, among other matters:

•	Issued 5,000,000 shares of New Common Stock;

•	Issued the New Notes;

•	Adopted a new stock option plan;

•	Canceled the Convertible Notes, previously outstanding common stock, and previously outstanding stock options.

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

The following unaudited financial information reflects the implementation of the Plan as of the close of business on January 31, 2004. Reorganization adjustments have been made to reflect the discharge of debt and adoption of fresh start reporting in accordance with SOP 90-7. The reorganization value of the Company immediately after the restructuring was approximately $78.1 million which was the basis used to allocate the value of the assets and liabilities of Reptron in conformity with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” Reptron determined that independent third party appraisals of its long-term tangible and intangible assets was necessary in order to allocate the reorganization value of the Company to its various assets at January 31, 2004. The fresh-start adjustments included in the table which follows represent management’s estimate of adjustments necessary to record assets and liabilities at fair value with consideration given to the appraisal work that has been completed. The amount of net operating losses (“NOL”) that can be utilized in any given year is limited based on Section 382 of the Internal Revenue Code. In this regard, the amount of NOL generated prior to February 2004 that can be utilized in future periods is limited to approximately $3.0 million per year.

	January 31, 2004 (unaudited)
	Predecessor Company	Debt Discharge		Fresh Start		Reorganized Company
	(In Thousands)
Cash and cash equivalents	$82					$82
Restricted cash	1,690					1,690
Account receivable—trade, net	13,083					13,083
Inventories, net	18,845					18,845
Prepaid expenses and other	3,831			(178	)(h)	3,653
Property, plant & equipment	19,737			2,808	(f)	22,545
Goodwill	18,970			(6,798	)(i)	12,172
Other intangible assets	—			4,168	(g)	4,168
Deferred income tax	1,843					1,843
Other assets	52					52

Total assets	$78,133	$—		$—		$78,133

Accounts payable—trade	$15,441					$15,441
Note payable to bank	4,854					4,854
Current portion of long-term obligations	450					450
Accrued expenses	15,063	(7,077	)(a)			7,986
Convertible subordinated notes due 2004	76,315	(76,315	)(a)			—
Senior secured notes due 2009	—	30,000	(b)			30,000
Long-term obligations	3,627					3,627

Total liabilities	115,750	(53,392)		—		62,358

Common stock	64			(14	)(e)	50
Additional paid-in capital	23,146	49,875	(c)	(57,296	)(e)	15,725
Accumulated deficit	(60,827)	3,517	(d)	57,310	(e)	—

Total liabilities and shareholders’ equity	$78,133	$—		$—		$78,133

(a)	Reduction of Convertible Notes, accrued interest on the Convertible Notes, and other liabilities subject to compromise for the implementation of the Plan of $83.4 million.

(b)	Increase in long-term obligations of $30.0 million associated with the issuance of the New Notes.

(c)	Increase in additional paid-in capital of $49.9 million reflecting the reorganization and issuance of the New Common Stock.

(d)	Effect of the gain on the extinguishment of debt. The income tax effects are reflected in the predecessor historical information. As a result, the effect on accumulated deficit is recognized excluding tax effects.

(e)	Elimination of accumulated deficit and issuance of New Common Stock reflecting the reorganized entity.

(f)	Increase in property, plant and equipment of $2.8 million reflecting the estimated fair market value of the assets on January 31, 2004 based primarily on third party appraisals.

(g)	Increase in other intangible assets of $4.2 million reflecting the value of the Company’s customer relationships on January 31, 2004 based primarily on a third party appraisal. This asset was determined to have a 12 year life and will be amortized at rates such that 75% of the asset will be amortized in the first five years of the asset’s life and the remaining 25% of the asset will be amortized over the remaining seven years of its life.

(h)	Decrease in other current assets based on management’s assessment of fair value.

(i)	Net effect of the fresh start adjustments detailed in items (f) (g) and (h), above.

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

Strategy

Reptron’s principal business objective is to expand its presence as an electronics manufacturing services provider within specific market segments. Reptron has formed a strategy to achieve this objective based upon the following key elements:

•	Target Manufacturing Customers in Specific Market Segments. Reptron Manufacturing Services follows a well-defined strategy which focuses on complex assemblies in medium-to-high volumes for commercial and industrial customers. Additionally, Reptron Manufacturing Services seeks customers that will utilize its engineering expertise and its ability to assemble customers’ products by integrating printed circuit board assemblies into other elements of the customers’ products (sometimes referred to as total “box build”). Reptron Manufacturing Services also seeks customer relationships in which Reptron Manufacturing Services is the primary source and avoids engagements requiring an overflow supplier. Reptron Manufacturing Services targets customers in a variety of industries to establish diversity among the customers and industries served. Primary target industry segments include medical and industrial/instrumentation.

•	Leverage Investments Made in its Manufacturing Facilities and Other Infrastructures. Reptron has invested in facilities and other infrastructures that will allow it to expand its business. Reptron believes its manufacturing facilities can accommodate approximately $300 million in annual contract manufacturing net sales based on its current mix of business. Reptron’s 2005 net sales totaled approximately $138 million. Consequently, Reptron believes there is adequate capacity to support future sales growth.

•	Focus On Market Segments Seeking Domestic Manufacturing. Reptron has four manufacturing facilities all located within the continental United States. In recent years the global outsourcing trend to low cost labor regions has gained significant momentum. Reptron seeks to engage market segments and customers whose products cannot be efficiently produced in such low cost labor areas and whose preference is to have their products manufactured in the United States. The Company seeks relationships where there is a good match between the customers’ requirements and our service offering. These characteristics often include: various forms of engineering assistance, new product introduction and early stage production, difficulty in forecasting requiring flexible delivery schedules, concern over theft of intellectual property, heavy or bulky product which possesses a U.S. destination creating significant shipping costs.

Electronic Manufacturing Services (EMS)

Our operations include Reptron Manufacturing Services and Reptron Outsource Manufacturing and Design. Reptron Manufacturing Services currently operates from three locations and represents approximately 87% of total 2005 net sales. Reptron Outsource Manufacturing and Design was acquired in 1999 and operates from a single facility. Reptron Outsource Manufacturing and Design represents approximately 13% of our total 2005 net sales.

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

Marketing and Customers.    Reptron Manufacturing Services follows a well-defined marketing strategy, which includes the following key elements:

•	Target Customers Requiring Complex Printed Circuit Board Assemblies Produced Domestically. Reptron Manufacturing Services focuses on complex assemblies in medium-to-high volumes for customers primarily in the medical, industrial/instrumentation, banking and telecommunications industries. Reptron Manufacturing Services does not manufacture extremely high volume printed circuit board assemblies for the personal computer, consumer products or automotive industries. We target complex assemblies that require engineering capabilities and are not easily produced in low labor cost regions of the world. Reptron Manufacturing Services gains access to a significant number of these kinds of customers through its direct sales force and independent manufacturer’s representatives. Additionally, Reptron Manufacturing Services expands its market and customer development through its participation in industry consortiums and targeted trade shows within its chosen market niches.

•	Target Customer Relationships where Reptron Manufacturing Services is the Primary Source. Reptron Manufacturing Services seeks customers that have decided to strategically outsource substantially all circuit board assembly. Consequently, Reptron Manufacturing Services markets its services as a “partnership” with the customer and encourages the customer to view Reptron Manufacturing Services as an extension of its own manufacturing capabilities. Reptron Manufacturing Services attempts to avoid relationships where it is used as an overflow supplier to manage peak volume requirements.

•	Maintain a Diverse Customer and Industry Base. Reptron Manufacturing Services targets customers primarily in the medical, industrial/instrumentation, banking and telecommunications industries and seeks to maintain a diversity of customers among these industries and within each industry. In addition, Reptron Manufacturing Services believes that the industries that it targets make products that generally have longer life cycles, more stable demand and less price pressure compared to consumer oriented products. Nevertheless, Reptron Manufacturing Services’ customers from time to time, experience downturns in their respective businesses resulting in fluctuations in demand for Reptron Manufacturing Services’ services. See “Risk Factors.”

•	Target Customers Seeking Value-Added Services. Reptron Manufacturing Services offers a wide variety of services in addition to circuit board assembly and total product assembly. Theses services include various forms of engineering and inventory control programs. Reptron Manufacturing Services seeks to include its services offering in customer engagements to avoid a commodity service business model. We believe selling these value-added services promotes customer longevity and more profitable customer engagements and differentiates the Company from low cost global EMS solutions.

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

Reptron seeks to maintain diversity within its customer base and industries served. During 2005, Reptron’s largest three EMS customers represented 15%, 11%, and 10%, respectively, of total Reptron EMS net sales. During 2004, Reptron’s largest three EMS customers represented 13%, 12%, and 12%, respectively, of total Reptron EMS net sales. The following table sets forth the principle industries served and the percentage of Reptron’s EMS net sales derived from these industries for 2005 and 2004.

	2005	2004
Industry	% of Sales	% of Sales
Medical	42%	42%
Semiconductor Equipment	6%	8%
Industrial/Instrumentation	19%	16%
Telecommunications	17%	15%
Banking	14%	15%
Other	2%	4%

Manufacturing Facilities.    Reptron Manufacturing Services operates three plants. These manufacturing facilities are equipped with advanced SMT assembly equipment and PTH insertion equipment. The Gaylord, Michigan 80,000 square foot manufacturing facility is owned by us and was constructed in 1988. The Tampa, Florida 150,000 square foot manufacturing and corporate headquarters facility is owned by us and was completed in the first quarter of 1997. Reptron Manufacturing Services currently leases five buildings in Hibbing, Minnesota, which total 100,000 square feet. These buildings are owned in part by two individuals on Reptron Manufacturing’s senior management team. Additionally, we own a 40,300 square foot building in Hibbing, Minnesota which is occupied by Reptron Manufacturing Services. Reptron Outsource Manufacturing and Design operates from a 68,000 square foot leased facility in Fremont, California.

The Hibbing, Minnesota manufacturing plant accounted for approximately 30% of Reptron’s, 2005 EMS net sales, with the Tampa, Florida manufacturing plant totaling approximately 35% of 2005 EMS net sales, the Gaylord, Michigan plant totaling approximately 22% of 2005 EMS net sales, and the Fremont, California facility producing the remaining 13% of 2005 EMS net sales.

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

Management Information Systems

We have made significant investments in computer hardware, software and management information system (“MIS”) personnel. We employ approximately 16 individuals who are responsible for hardware upgrades, maintenance of current software and related databases and augmenting software packages with custom programming. We currently maintain an internet web page that provides a wide variety of information. Our expanded use of web based technologies include enhanced e-mail and interactive use of our intranet for data warehouse applications such as quality documentation, human resources documentation, MIS systems documentation and interactive corporate forms.

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

Employees

As of March 1, 2006, we employed 952 persons, of whom 889 were dedicated to Reptron Manufacturing Services, 59 were dedicated to Reptron Outsource Manufacturing and Design and 4 were corporate employees. Hourly employees at the manufacturing plant in Hibbing, Minnesota are covered under a collective bargaining agreement with the International Brotherhood of Electrical Workers. The current term of the collective bargaining agreement expires in September 2006.

Item 1A.	Risk Factors

An investment in our common stock or our Senior Secured Notes is extremely risky. The following risks identify some of the factors we believe could cause our actual results to differ materially from expected and historical results. The trading price of our common stock or Senior Secured Notes could decline due to any of these risks and you may lose all or any part of your investment.

No Assurance of Success of Cost Reduction Plan.    Due to the significant and continuing operating losses we have experienced since emerging from bankruptcy, we have initiated a cost reduction plan in an effort to better align our operating cost structure with our reduced level of sales. As part of this plan, we expect to reduce our labor costs through minimizing overtime and the use of temporary employees, natural employee attrition, and reductions in our work force. We are also reviewing other potential areas of cost reduction including medical benefits, workers compensation risk management and consolidation of administrative functions. There can be no assurance that we will be successful in implementing this plan or reducing our operation costs.

No assurance we will be able to achieve profitability.    Since our emergence from bankruptcy we have experienced significant operating losses and significant unused excess capacity in our facilities. We must increase our revenues and gross profit and/or reduce operating costs and more effectively utilize our excess capacity in our plants in order to achieve profitability. We cannot be certain that we can achieve profitability in the future or, if we do, that we can sustain or increase profitability on a quarterly or annual basis.

Volatility in the market price of our common stock.    Our second quarter and year ending December 31, 2005 operating results were negatively impacted by the impairment charges on our goodwill and deferred tax asset. In addition, we continued to experience significant operating losses in the three and nine months ended September 30, 2005 and year ended December 31, 2005. These factors and others listed below may cause the price of our common stock to fluctuate:

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

Customer Effect from Bankruptcy Filing and Lack of Profitability.    During 2001 through 2005, we incurred significant financial losses. These losses combined with defaults incurred on our senior secured revolving credit facility (“Credit Agreement”) and Convertible Notes culminated in us filing a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code on October 28, 2003. Our customers engage us to produce complex electronic products. These manufacturing engagements require significant investment and planning by both our customers and us. Our inability to perform for our customers for whatever reason would have a significant impact on their business operations. Although we have subsequently completed our bankruptcy proceedings, we have not succeeded in achieving profitability since emerging from bankruptcy. It is possible that our major customers could suspend or terminate business activity with us due to their concerns about our long term financial stability. These factors could have a material adverse effect on our financial position, cash flows, and operating results.

Supplier Effect from Bankruptcy Filing.    We rely on a supply chain comprised of approximately 900 different suppliers. Many of the materials delivered by this supply chain are custom or built to order requiring advanced planning, tooling and significant disengagement costs. Our Plan confirmed by the bankruptcy court provided for the vast majority of the Company’s suppliers to be paid in full for both pre-petition and post-petition shipments. Although our suppliers have been paid in full, it is possible that our bankruptcy filing and subsequent financial condition could result in several adverse actions including restricting our credit limit and the time allowed to pay outstanding obligations, elimination of all credit lines requiring cash in advance or cash on delivery terms, price increases to compensate for perceived risks and choosing not to supply us altogether thereby requiring additional time and investment to source materials. These actions could have a material adverse effect on our Company.

Need to Add New Customers.    Our future success is greatly dependent upon our ability to increase sales. Our growth strategy includes maintaining and growing sales from current customers as well as adding new customers. Although the Plan has become effective, our ability to attract new customers could be negatively impacted due to their concerns about our long term financial stability and the fact that we have not achieved profitability since emerging from bankruptcy. Our inability to add new customers could have a material adverse effect on our business.

Customer Concentration and Related Factors Affecting Operating Results.    We have certain customers that account for a significant part of total net sales. Our three largest customers accounted for approximately 15% (Datascope), 11% (Diebold), and 10% (Hunt Technologies) of total net sales in 2005, respectively, and 13% (Datascope), 12% (Diebold), and 12% (Eastern Research) of total net sales in 2004, respectively. The loss of one or more of these major customers, or a reduction in their level of purchasing, could have a material adverse effect on our business, results of operations and financial condition. Some of our customers have expressed concern over the continuing losses we have incurred since emerging from bankruptcy and the previous bankruptcy filing. It is possible that our major customers could suspend or terminate business activity with us due to these concerns. This action would have a material adverse effect on our business.

Our operating results are affected by a number of factors, including fixed plant utilization, price competition, ability to keep pace with technological developments, the degree of automation that can be used in an assembly process, efficiencies that can be achieved by managing inventories and fixed assets, the timing of orders from major customers, the timing of capital expenditures in anticipation of increased sales, the substantial start-up costs routinely incurred on new assemblies, customer product delivery requirements and costs and shortages of components and labor. In addition, because of the limited number of our customers and the corresponding concentration of their accounts receivable, the insolvency or other inability or unwillingness of our customers to pay for manufacturing services could have a material adverse effect on our operating results.

The Volume and Timing of Customer Sales May Vary.    The volume and timing of purchase orders placed by our customers are affected by a number of factors, including variation in demand for customers’ products, customer attempts to manage inventory, changes in product design or specifications and changes in the customers’ manufacturing strategies. We typically do not obtain long-term purchase orders or commitments but instead work with our customers to develop nonbinding forecasts of future requirements. Based on such nonbinding forecasts, we make commitments regarding the level of business that we will seek and accept, the timing of production schedules and the levels and utilization of personnel and other resources. A variety of conditions, both specific to each individual customer and generally affecting each customer’s industry, may cause our customers to cancel, reduce or delay orders that were either previously made or anticipated. For example, voting equipment accounted for approximately 11% of our net sales in 2003, however, we received no sales orders for voting equipment in 2004 or 2005. The timing and level of acceptance of the use of voting equipment as opposed to current methods makes this market segment highly volatile. Generally, our customers may cancel, reduce or delay purchase orders and commitments without penalty, except for payment for services rendered or products completed and, in certain circumstances, payment for materials purchased and charges associated with such cancellation, reduction or delay. Significant or numerous cancellations, reductions or delays in orders by our customers, or any inability by our customers to pay for services provided by us or to pay for components and materials purchased by us on our customers’ behalf, could have a material adverse effect on our operating results.

Competition.    We face substantial competition. We believe that many of our competitors have international operations and significantly greater manufacturing, financial, marketing, research and development resources, and broader name recognition than we do. We compete in a highly fragmented market composed of a diverse group of EMS providers. We believe that the key competitive factors in our markets are manufacturing flexibility, price, manufacturing quality, advanced manufacturing technology, reliable delivery and financial stability. Additionally, We face the potential risk that our customers may elect to produce their products internally, thereby eliminating our manufacturing opportunities. There can be no assurance that we will be able to continue to compete effectively with existing or potential competitors.

Availability of Components and Inventory Management.    We rely on third-party suppliers for electronic components. We believe that component shortages would have a material adverse effect on our ability to service our customers. At various times, there have been shortages of components in the electronics industry and from time to time the supply of certain electronic components is subject to limited allocations. If shortages of components occur, we expect that we may be forced to delay shipment or to purchase components at higher prices (that we may not be able to be pass on to our customers), which may have a material adverse effect on customer demand, our ability to service customer needs or our gross margins. We believe that any of these events could have a material adverse effect on our operating results. If we fail to manage our inventory effectively, we may bear the risk of fluctuations in materials costs, scrap, and excess inventory, all of which could have a material adverse effect on our business, financial condition and results of operations. We are required to forecast our future inventory requirements based upon the anticipated demands of our customers. Inaccuracies in making these forecasts could result in a shortage or excess of materials. In addition, delays, cancellations, or reduction of orders by our customers could result in an excess of materials. A shortage of materials could lengthen production schedules and increase costs. An excess of materials may increase the costs of maintaining inventory and may increase the risk of inventory obsolescence, both of which may increase expenses and decrease profit margins and operating income.

Dependence Upon Key Personnel.    Reptron is largely dependent on the efforts and abilities of its key managerial and technical employees. We have not offered consistent increases in compensation for the last five years. Additionally, we have reduced medical and other benefits during this time frame in an effort to reduce operating expenses. The loss of the services of certain key employees or an inability to attract or retain qualified employees could have a material adverse effect on our operating results.

Migration of Electronic Manufacturing to Asia and Other Low-Cost Regions.    A growing number of electronic manufacturing service providers have relocated a portion or all of their manufacturing operations to Asia and other low cost regions. In particular, the growth rate in China has been very strong in recent years to the detriment of other regions of the world. This trend is driven primarily by high availability of low cost labor. In order for us to remain competitive in the markets we serve and have targeted, we may need to expand a portion of our manufacturing capability to low cost regions. If we are unable to develop a low-cost manufacturing presence, our ability to effectively compete may be materially and adversely affected. There can be no assurance that we will develop a manufacturing presence in low cost regions.

Implementation of European RoHS Requirements and Other Environmental Regulations.    The European Union and the United Kingdom have developed additional manufacturing requirements aimed at the elimination of lead and other substances from most products sold in this region. These regulations become effective in 2006 and will require the industry to significantly change its manufacturing process and materials used in producing electronic products. These regulations will require us to make substantial additional capital investments in manufacturing equipment and introduce additional costs to the manufacturing and materials procurement process. There can be no assurance that we will be able to comply with these new requirements in a timely fashion or that the additional costs associated with compliance will not have a material adverse effect on our operating results.

Expiration of Labor Union Contract.    The production workers in the Hibbing, Minnesota facility are organized and represented by a labor union. The current labor agreement expires in September, 2006. There can be no assurance that we will be able to negotiate a new labor agreement with favorable terms and conditions that will allow for profitable operating results or that work stoppages will be avoided during the negotiation period.

Start-up Costs and Inefficiencies Related To New or Transferred Programs Can Adversely Affect Our Operating Results.    Start-up costs, the management of labor and equipment resources in connection with the establishment of new programs and new customer relationships, and the need to estimate required resources in advance can adversely affect our gross margins and operating results. These factors are particularly prominent in the early stages of the life cycle of new products and new programs. The effects of these start-up costs and inefficiencies can also occur when, and if, we open new facilities. These factors also affect our ability to efficiently use labor and equipment. Due to the improved economy and more successful marketing efforts, we routinely manage a number of new programs and new customer relationships. Consequently, our exposure to these factors has increased. In addition, if any of these new programs or new customer relationships were to be terminated, our operating results could be harmed, particularly in the near term.

Governmental Regulation Could Adversely Affect Our Business.    Our operations are subject to various federal, state and local regulatory requirements on environmental, waste management and health and safety measures relating to the use, release, storage, treatment, transportation, discharge, disposal and clean-up of hazardous substances and wastes, as well as practices and procedures applicable to the construction and operation of our plants. In addition, we have registered with the United States Food and Drug Administration as a medical device manufacturer. The FDA and various state agencies inspect our facilities from time to time to determine whether we are in compliance with the FDA’s Quality Systems Regulation relating to medical device manufacturing companies, including regulations concerning manufacturing, testing and quality control. Our failure to comply with any of these applicable laws or regulations could result in regulatory penalties, fines and legal liabilities, suspension of production or curtailment of our operations or sales.

Excess Manufacturing Capacity may Adversely Effect Our Operations.    Our facilities in Hibbing, Gaylord and Tampa have significant underutilized capacity. The excess capacity means we incur increased fixed costs in our products relative to the revenue we generate which could have an adverse effect on our results of operation. If we are unable to improve utilization levels and correctly manage capacity, the increased expense levels will have an adverse effect on our business, financial condition and results of operations.

Natural Disasters and Acts of Terrorism Could Adversely Affect Our Business.    We have a facility located in Tampa, Florida. Hurricanes, tropical storms, flooding and other natural disasters are common events for Florida which could affect our operations in this geographic region. Any disruption from these or other natural disasters could have a material adverse impact on our operations and financial results. Acts of terrorism or war against the United States of America could reduce consumer confidence and create general economic weakness which could also adversely affect our business.

We Have Substantial Indebtedness. We have $30 million of indebtedness in the form of senior secured notes due in 2009. The level of our indebtedness, among other things, could:

•	make it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

•	require us to dedicate a substantial portion of our expected cash flow from operations to service our indebtedness, which would reduce the amount of our expected cash flow available for other purposes, including working capital and capital expenditures;

•	limit our flexibility in planning for or reacting to, changes in our business: and

•	make us more vulnerable in the event of a downturn in our business.

There can be no assurance that we will be able to meet our debt service obligations, including our obligation under the Senior Secured Notes.

We May Not Be Able to Pay Our Debt and Other Obligations.    If our cash balance and cash flows from operations are inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on our Senior Secured Notes or our other obligations, we would be in default under the terms thereof. Default under the indenture would permit the holder of the notes to accelerate the maturity of the notes and could cause cross defaults under our other indebtedness. Any such default could have a material adverse effect on our business, prospects, financial condition and operating results. In addition, we can not assure you that we would be able to repay amounts due in respect of the notes if payment of the notes were to be accelerated following the occurrence of an event of default as defined in the indenture.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

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

We are, from time to time, involved in litigation relating to claims arising out of our operations in the ordinary course of business. We believe that none of these claims, which were outstanding as of December 31, 2005, should have a material adverse impact on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market For Registrant’s Common Stock and Related Stockholder Matters

On October 28, 2003, the Company filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Our Plan of Reorganization was confirmed by the bankruptcy court on January 14, 2004 and became effective on February 3, 2004. The Company’s common stock was cancelled and 5,000,000 shares of new common stock (“New Common Stock”) were issued pursuant to the Plan. The New Common Stock was distributed on March 22, 2004. The New Common Stock is traded on the Over the Counter Bulletin Board system (“OTCBB”) under the symbol “RPRN”. The following table sets forth, for the periods indicated, the high and low closing prices of our New Common Stock as reported by the OTCBB:

Fiscal 2005	High	Low
First Quarter	$7.05	$4.70
Second Quarter	$4.60	$0.80
Third Quarter	$1.30	$0.40
Fourth Quarter	$0.59	$0.22

Fiscal 2004	High	Low
First Quarter	$13.00	$10.50
Second Quarter	$11.61	$6.75
Third Quarter	$8.65	$6.25
Fourth Quarter	$8.45	$6.98

On March 2, 2005, the last sale price of our New Common Stock, as reported by The OTCBB was $0.65 per share.

As of March 2, 2005, there were approximately 115 holders of record of our New Common Stock.

We have never declared or paid dividends on our common stock. We do not intend, for the foreseeable future, to declare or pay any cash dividends and intend to retain earnings, if any, for the future operation and expansion of our business. Our current Credit Agreement prohibits the payment of dividends and our Senior Secured Notes contain restrictive covenants which limit our ability to pay cash dividends.

The following table sets forth certain information relating to our equity compensation plans as of December 31, 2005.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Shareholders	471,666	$6.10	28,334
Equity Compensation Plans Not Approved by Shareholders	—	$—	—

Total	471,666	$6.10	28,334

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

	Predecessor Company				Reorganized Company
	Year Ended December 31,			One Month Ended January 31, 2004	Eleven Months Ended December 31, 2004	Year Ended December 31, 2005
(In thousands, except share data)	2001	2002	2003
Operating Statement Data:
Net sales	$171,388	$165,101	$150,067	$12,368	$129,230	$138,463
Gross Profit	14,982	17,096	18,932	889	15,595	16,412
Income (loss) from continuing operations (1)	(11,324)	(12,119)	(16,734)	1,268	(2,113)	(14,689)
Income (loss) from continuing operations per common share—basic	$(1.77)	$(1.89)	$(2.61)	$0.20	$(0.42)	$(2.93)
Weighted average Common Stock equivalent shares outstanding—basic	6,389,474	6,416,319	6,417,196	6,417,196	5,000,000	5,000,000
Income (loss) from continuing operations per common share—diluted	$(1.77)	$(1.898)	$(2.61)	$0.20	$(0.42)	$(2.93)
Weighted average Common Stock equivalent shares outstanding—diluted	6,389,474	6,416,319	6,417,196	6,417,196	5,000,000	5,000,000

(In thousands)
Balance Sheet Data:
Total assets	$199,395	$156,974	$81,223	$78,133	$76,192	$67,497
Long-term obligations—including current portion	$132,704	$81,487	$80,422	$80,392	$33,741	$33,361

(1)	Includes inventory write-down charge of approximately $0.7 million in the fourth quarter of 2003 and a goodwill impairment charge of approximately $7.8 million also recorded in the fourth quarter of 2003. Additionally, the Company recorded a goodwill impairment charge of $10.1 million in the second quarter of 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “Reptron”, “the Company”, “we”, “us” and “our” refer to Reptron Electronics, Inc., unless the context otherwise requires. This document contains certain forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and are made in reliance on the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Factors that could cause or contribute to actual results to differ materially include the following: business conditions and growth in Reptron’s industry and in the general economy; competitive factors; risks due to shifts in market demand; the ability of Reptron to complete acquisitions; the risks discussed in Item 1A of this report titled “Risk Factors” and the risk factors listed from time to time in Reptron’s reports filed with the Securities and Exchange Commission as well as assumptions regarding the foregoing. The words “believe”, “plans”, “estimate”, “expect”, “intend”, “should”, “may”, “will”, “appear”, “hope”, “anticipate”, and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made These statements are only predictions. Reptron undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Overview

In each of the first three quarters of 2005, we incurred a sizeable operating loss. As a result, we instituted a cost reduction plan to better align our operating cost structure with current customer demand. This plan included reduction in labor costs through minimizing overtime and the use of temporary employees, natural employee attrition, and additional reductions in our workforce. These steps were initiated during the second quarter of 2005. Additionally, we also reviewed other areas for cost reductions including medical benefits, workers compensation risk management and consolidation of administrative functions. We believe these steps as well as potential new customer opportunities had a positive impact on our operating performance in the fourth quarter of 2005 and should continue to benefit our future operating performance.

2005 Compared to 2004

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

Net Sales.    Net sales increased $9.2 million, or 7.1%, from $129.2 million in the eleven months ended December 31, 2004 to $138.5 million in the year ended December 31, 2005. Predecessor Company sales for the one month period ending January 31, 2004 were approximately $12.4 million which is the primary reason for the sales increase noted above. Considering the effect of the Predecessor Company, sales decreased year over year by approximately $3.2 million. This decrease is primarily attributable to decreased demand from our established customer base and insufficient sales to new customers. During 2005 and 2004 we transacted business with approximately 50 customers. The three largest customers accounted for approximately 15%, 11% and 10%, respectively, of 2005 net sales as compared to 13%, 12% and 12%, respectively, of 2004 net sales.

Gross Profit.    Gross profit increased $0.8 million or 5.2%, from $15.6 million in the eleven months ended December 31, 2004 to $16.4 million in the year ended December 31, 2005. Predecessor Company gross profit for the one month period ending January 31, 2004 was approximately $0.9 million which is the primary reason for the increase in gross profit noted above. Considering the effect of the Predecessor Company, gross profit decreased year over year by approximately $0.1 million. The gross margin decreased from 12.1% in the eleven months ended December 31, 2004 to 11.9% in the year ended December 31, 2005. The variances in gross profit percentages from the prior year periods are primarily attributable to higher labor costs incurred in 2005, in part due to production inefficiencies associated with new customers and new assembly programs from legacy customers, as well as lower amounts of fixed cost absorption at the lower sales levels experienced in 2005.

Selling, General, and Administrative Expenses (“SG&A”).    Selling, general, and administrative expenses increased $2.4 million, or 16.5%, from $14.8 million in the eleven months ended December 31, 2004 to $17.2 million in the year ended December 31, 2005. Predecessor Company SG&A expense for the one month period ending January 31, 2004 was approximately $1.4 million which is the primary reason for the increase in SG&A expenses noted above. Considering the effect of the Predecessor Company, SG&A expenses increased year over year by approximately $1.0 million. This increase in SG&A expenses is primarily the result of amortization expense related to our intangible assets and increased payroll expenses including severance costs associated with our cost reduction plan. These increases were partially offset by reimbursement of workers compensation and medical claims from our stop-loss insurance contracts.

Goodwill Impairment Charges.    We test our goodwill for impairment in accordance with Financial Accounting Standards Board Statement 142 (“Goodwill and other Intangible Assets”), as noted below under “Critical Accounting Policies and Estimates.” In preparing our financial statements, we recorded a non-cash impairment charge of $10.1 million related to the carrying value of our goodwill for the second quarter of 2005. Fair value of the reporting unit was estimated primarily based on the market capitalization of our common stock and projected discounted cash flows. The goodwill impairment recognition of $10.1 million was based on preliminary estimates. The Company engaged an independent third party valuation specialist to finalize the valuation and impairment analysis of goodwill in the third quarter of 2005. Based on the report of the independent valuation specialist, no additional adjustment to goodwill and other intangible assets was required in the third quarter of 2005. The charge will not result in future cash expenditures or affect compliance with the financial covenants with our lender.

Interest Expense.    Net interest expense increased $0.5 million, or 20.9%, from $2.9 million in the eleven months ended December 31, 2004 to $3.4 million in the year ended December 31, 2005. Predecessor Company interest expense for the one month period ending January 31, 2004 was approximately $0.1 million. This increase is primarily the result of increases in the average outstanding debt, excluding interest on the Senior Secured Notes, of approximately $3.5 million from $12.2 million in 2004 to $15.7 million in 2005 and an increase in the average interest rate, excluding interest associated with the Senior Secured Notes, from 6.7% in 2004 to 7.4% in 2005. No interest expense was recorded for the one month ended January 31, 2004 related to the Convertible Notes that were cancelled in accordance with the Plan of Reorganization. The Senior Secured Notes are due February 1, 2009 and have a five year term and stated interest rates of 7% during the first two years and 8% in the remaining three years. Interest expense associated with these Senior Secured Notes is currently recorded on a straight-line basis.

Reorganization Costs.    On October 28, 2003, the Company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The Company’s Plan of Reorganization was confirmed by the bankruptcy court on January 14, 2004 and became effective on February 3, 2004. The Company incurred costs as a result of this reorganization totaling $6,000 in 2005 and $1.0 million in 2004 for various items including legal and consulting fees, financing costs and severance payments.

Income Taxes.    During the year ended December 31, 2005, the Company incurred losses before income taxes of $14.3 million. As a result, Reptron recognized a deferred tax asset and an offsetting valuation allowance of approximately $1.7 million resulting in no income tax benefit. Additionally, during the second quarter ended June 30, 2005 the Company recorded an additional valuation allowance of approximately $0.4 million against the deferred tax asset, resulting in income tax expense in the identical amount. The additional valuation allowance was made based on the Company’s estimates of future results of operations over the next one to two years. The Company recorded income tax expense from continuing operations of $0.8 million and an income tax benefit from discontinued operations of $0.2 million for the month ended January 31, 2004. Also, the deferred tax asset was reduced by a corresponding amount. The income tax provision resulted primarily from the reorganization gain on debt discharge that was partially offset by operating losses. During the eleven month period ended December 31, 2004, we incurred losses before income taxes of $2.1 million. As a result, we recognized a deferred tax asset and an offsetting valuation allowance of $0.8 million, resulting in no income tax benefit. Realization of the tax loss carryforwards are contingent upon future taxable earnings in the appropriate jurisdiction. Each carryforward item is reviewed for expected utilization, using a “more likely than not”

approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (federal or state), the relevant history for the particular item, the applicable expiration dates, and identified actions under our control in realizing the associated carryforward benefits. We assess the available positive and negative evidence surrounding the recoverability of the deferred tax assets, including our expected taxable income over the next one to two years, and apply judgement in estimating the amount of valuation allowance necessary under the circumstances. We continue to assess and evaluate strategies that will enable the carryforward, or a greater portion thereof, to be utilized, and will reduce the valuation allowance appropriately for each item at such time when it is determined that the “more likely than not” criterion is satisfied. The Company will reduce the goodwill balance to the extent that the tax assets are consumed in excess of the net deferred tax asset recorded and increase additional paid in capital upon the exhaustion of the goodwill balance. The amount of net operating losses (“NOL”) that can be utilized in any given year is limited based on Section 382 of the Internal Revenue Code. In this regard, the amount of NOL generated prior to February 2004 that can be utilized in future periods is limited to approximately $3.0 million per year.

Discontinued Operations.    Our combined discontinued operations generated earnings of approximately $0.2 million and $0.4 million during the year ended and the eleven months ended December 31, 2005 and 2004, respectively. These earnings resulted primarily from the realization of assets that had previously been written down and liabilities that were ultimately discharged in amounts less than accrued. The Company incurred a loss from discontinued operations in January 2004 of approximately $0.5 million excluding an income tax benefit of approximately $0.2 million. See additional discussion of discontinued operations contained elsewhere herein.

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

Liquidity and Capital Resources

On October 28, 2003, we filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Under the terms of the Plan, substantially all of our general unsecured creditors (except for holders of the Convertible Notes and certain other creditors) received full payment for all pre-petition claims within ninety days subsequent to the Plan’s effective date. The Plan was confirmed by the bankruptcy court on January 14, 2004 and became effective February 3, 2004, resulting in conversion of the $76.3 million of Convertible Notes, $6.4 million of accrued interest and $0.8 million of other liabilities into $30 million of Senior Secured Notes due in 2009 (“Senior Secured Notes” or “New Notes”) and the issuance of 95% of the common stock of the reorganized entity (“New Common Stock”). Previously outstanding common stock was exchanged for 5% of the New Common Stock. The New Notes carry an interest rate of seven percent per annum during the first two years and eight percent per annum during the remaining three years.

As of December 31, 2005, we had cash and cash equivalents of $0.2 million, restricted cash of $0.7 million and working capital of $6.8 million. The current ratio at December 31, 2005 and 2004 was 1.19 to 1 and 1.27 to 1, respectively. We primarily finance our operations through the Senior Secured Notes, bank credit lines, operating cash flows, and short-term financing through supplier credit lines. Net cash used in or provided by operating activities has historically been provided by net income (loss) levels combined with fluctuations in inventory, accounts receivable and accounts payable. Operating activities for 2005 consumed cash of approximately $1.9 million. This consisted primarily of $14.7 million of net loss from continuing operations, $15.2 million of non-cash depreciation, amortization, and impairment charges, $0.4 million reduction of deferred tax assets, $0.6 million increase in accrued liabilities, $2.1 million increase in accounts payable, offset by $0.4 million increase in prepaid expenses, $3.4 million increase in accounts receivable, and $1.6 million increase in inventory. Days sales outstanding in accounts receivable were approximately 45 days at December 31, 2005 compared to 37 days at December 31, 2004. Annualized inventory turns for 2005 were 5.9 times compared to 6.6 times for 2004.

Capital expenditures totaled approximately $1.7 million in 2005 and $3.3 million in 2004. These capital expenditures were primarily for manufacturing equipment and were funded by the working capital credit facility, as defined below.

Credit Agreement.    The Company has a revolving credit facility with Wachovia Capital Finance Corporation that provides up to $25 million (the “Credit Agreement”) to fund the Company’s operations through February 2007. The Credit Agreement contains certain covenants including a minimum quarterly measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined by the Credit Agreement. The Company was in compliance with the covenants contained in the Credit Agreement as of December 31, 2005. The interest rate on the credit facility is based on the lender’s prime rate plus one percent. The Credit Agreement is collateralized by substantially all of the Company’s assets. Management believes that this credit facility, together with the Company’s available cash reserves and cash expected to be provided by operations, will provide sufficient liquidity for the Company to pay for goods and services within standard terms. Under the advance rates contained in the Credit Agreement, there was approximately $6.3 million of unused available credit on December 31, 2005.

Senior Secured Notes due in 2009.    As of December 31, 2005, there were Senior Secured Notes outstanding with a principal balance of $30 million. The Senior Secured Notes will become due February 3, 2009. These notes carry a seven percent annual interest rate in the first two years and an eight percent annual interest rate in the remaining three years. On February 3, 2006 we began paying interest at eight percent per annum. Interest expense associated with these Senior Secured Notes is currently recorded on a straight-line basis. The Senior Secured Notes are secured by a second security position, behind the security position on the Credit Agreement, in all assets of the Company.

Management believes that available credit facilities in addition to our current cash and cash flows expected to be generated from operations will be sufficient to meet our known capital requirements and working capital needs of our operations for fiscal 2006. Our continued viability depends on our ability to generate cash from operations or obtain additional sources of funds for working capital. Our future liquidity and cash requirements will depend on a wide range of factors including the level of business in existing operations, credit lines extended by lenders and trade suppliers, the need for expansion of manufacturing operations in low cost regions, capital expenditure requirements and the continued success of our recently implemented cost reduction plan. To the extent we pursue acquisitions or other strategic growth opportunities, we may need to raise additional capital through debt or equity financings to fund such opportunities. There can be no assurance that financing will be available in amounts and on terms acceptable to management. If our operating goals are not met, we may need to secure waivers of any resulting covenant violations under existing lending facilities, secure additional financing from lenders or sell additional securities.

The following table summarizes as of March 21, 2006 our known contractual obligations, excluding interest:

	Payments Due By Period (amounts in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations	$33,361	$315	$756	$30,610	$1,680
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	2,274	934	1,340	—	—
Purchase Obligations	—	—	—	—	—

	$35,635	$1,249	$2,096	$30,610	$1,680

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

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period and related disclosure of contingent assets and liabilities. These estimates and assumptions are based upon management’s evaluation of historical results, anticipated future events and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Securities and Exchange Commission (the “SEC”) defines critical accounting polices as those that are, in management’s view, most important to the portrayal of the Company’s financial condition and results of operations and those that require significant judgments and estimates. Management believes the following critical accounting policies involve the more significant judgments and estimates used in the preparation of its consolidated financial statements:

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

Impairment of Assets.    Reptron’s policy is to periodically review and evaluate whether there has been a permanent impairment in the value of long-lived assets. Factors considered in the evaluation include current operating results, trends and anticipated undiscounted future cash flows. An impairment loss is recognized to the extent that fair value of the assets measured as the sum of discounted estimated future cash flows (using the Company’s incremental borrowing rate over a period of less than 30 years) that is expected to result from the use of the asset or other measure of fair value, is less than the carrying value. There have been no impairment losses in 2005, 2004, or 2003.

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

In 2003, goodwill of approximately $3.3 million which was recorded in conjunction with a prior business acquisition by our Reptron Distribution Services division, was expensed and included in the loss from discontinued operations. The Company updated it’s analysis in response to filing a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the fourth quarter of 2003. This discounted cash flow analysis indicated that the goodwill recorded as a result of the purchase of a flat panel display business was fully impaired. Accordingly, the Company recorded an impairment charge of approximately $7.8 million in 2003.

As previously discussed, the Company applied fresh start accounting during the first quarter of 2004 and has allocated the reorganization value among the company’s assets. This allocation resulted in recognition of goodwill totaling approximately $12.2 million, which is $6.8 million less than the amount recognized prior to adoption of fresh start accounting.

Due to the significant decline in the Company’s stock price and operating losses that occurred during the second quarter of 2005, the Company performed an internal interim analysis of goodwill and other intangible assets for impairment of fair value as of June 30, 2005. Based on the preliminary internal analysis, the Company concluded that the fair value of its goodwill was approximately $2.1 million as of June 30, 2005, resulting in a non-cash impairment charge of $10.1 million related to the carrying value of goodwill for the second quarter of 2005. The charge will not result in future cash expenditures or affect compliance with the financial covenants with our lender. Fair value of the reporting unit was estimated primarily based on the market capitalization of our common stock and projected discounted cash flows. The Company’s internal interim analysis of other intangible assets did not indicate that the remaining asset was impaired. The goodwill impairment recognition of $10.1 million was based on preliminary estimates. The Company engaged an independent third party valuation specialist to finalize the valuation and impairment analysis of goodwill in the third quarter of 2005. Based on the report of the independent valuation specialist, no additional adjustment to goodwill and other intangible assets was required in the third quarter of 2005.

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

On October 28, 2005, in response to the issuance of SFAS 123(R), the Company’s Compensation Committee of the Board of Directors approved accelerating the vesting of the out-of-the-money, unvested stock options held by current employees, including executive officers, and directors. Unvested options to purchase approximately 296,666 shares became exercisable as a result of the vesting acceleration. The accelerated vesting was effective as of October 31, 2005. The decision to accelerate vesting of these options was made primarily to avoid recognizing compensation cost in the statement of earnings in future financial statements upon the effectiveness of SFAS 123(R). Also on October 28, 2005, the Company’s Compensation Committee of the Board of Directors made additional option grants to directors and executive officers to purchase 185,000 shares of the Company’s common stock. The new options have an exercise price of $0.36 per share and are fully vested as of the grant date.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

While Reptron had no holdings of derivative financial or commodity instruments at December 31, 2005, we are exposed to financial market risks, including changes in interest rates. Approximately 71% of our interest bearing borrowings have a fixed interest rate. However, borrowings under the working capital Credit Agreement bear interest at a variable rate based on the Domestic Rate Loan (8% at December 31, 2005). Based on the average floating rate borrowings outstanding throughout 2005, a 90 basis point change in the interest rate would have caused Reptron’s interest expense, net of the income tax effect, to change by approximately $109,000. Reptron believes that this amount is not significant to its 2005 results of operations.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this Item are listed under Item 15 of the Report and contained in pages F-1 through F-28 of this Report and are incorporated into this Item by reference.

Item 9.	Ch anges in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and P rocedures

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

Changes in internal control over financial reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

It em 10.	Directors and Executive Officers of the Registrant

Information required by this Item is included under the captions Executive Officers, Section 16(a) Beneficial Ownership Reporting Compliance, and Election of Directors, in our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders and is incorporated herein by this reference.

Item 11.	Executi ve Compensation

Information required by this Item is included under the caption Executive Compensation and Other Matters, Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values, Employment Contracts and Termination of Employment and Change-of-Control Arrangements, Compensation Committee Interlocks and Insider Participation in our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is included under the caption Security Ownership of Certain Beneficial Owners in our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions

Information required by this Item is included under the caption Certain Relationships and Related Transactions in our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders and is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services

Information required by this Item is included under the caption Ratification of Appointment of Independent Auditors Fees and Services in our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders and is incorporated herein by this reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) and (2) Financial Statements and Schedules

Page
Report of Kirkland, Russ, Murphy & Tapp, P.A., Independent Registered Public Accounting Firm	F-2
Report of Grant Thornton LLP, Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as of December 31, 2005 (Reorganized Company) and December 31, 2004 (Reorganized Company)	F-4

Consolidated Statements of Operations for the year ended December 31, 2005 (Reorganized Company), eleven months ended December 31, 2004 (Reorganized Company), one month ended January 31, 2004 and the year ended December 31, 2003 (Predecessor Company)

F-5

Consolidated Statements of Shareholders Equity (Deficit) for the year ended December 31, 2005 (Reorganized Company), eleven months ended December 31, 2004 (Reorganized Company), one month ended January 31, 2004 and the year ended December 31, 2003 (Predecessor Company)

F-6

Consolidated Statements of Cash Flows for the year ended December 31, 2005 (Reorganized Company), eleven months ended December 31, 2004 (Reorganized Company), one month ended January 31, 2004 and the year ended December 31, 2003 (Predecessor Company)

F-7
Notes to Consolidated Financial Statements	F-8
Report of Independent Registered Public Accounting Firms	F-27
Schedule II Valuation and Qualifying Accounts	F-29

(a)(3) Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index. An asterisk (*) beside the exhibit number indicates the exhibits containing a management contract, compensatory plan or arrangement, which are required to be identified in this report.

Exhibit No.		Description
3.1		Articles of Incorporation—Incorporated by reference to Exhibit 3.1 to Form 10-K dated December 31, 2003, as filed with the Securities and Exchange Commission on March 30, 2004.

3.2		Amended and Restated Bylaws—Incorporated by reference to Exhibit 3.2 to Form 10-K dated December 31, 2003, as filed with the Securities and Exchange Commission on March 30, 2004.

4.1		Specimen Certificate for the Common Stock of Registrant—Incorporated by reference to Exhibit 4.1 to Form 10-K dated December 31, 2003, as filed with the Securities and Exchange Commission on March 30, 2004.

4.2		Form of Indenture—Incorporated by reference to Exhibit 4.2 to Form T-3, as filed with the Securities and Exchange Commission.

4.3		Form of Senior Secured Note—Incorporated by reference to Exhibit 4.3 to Form T-3, as filed with the Securities and Exchange Commission.

10.1	*	Employment Agreement between Paul Plante and Reptron Electronics, Inc., dated February 3, 2004—Incorporated by reference to Exhibit 10.1 to Form 10-K dated December 31, 2003, as filed with the Securities and Exchange Commission on March 30, 2004.

10.2		Loan and Security Agreement between Congress Financial and Reptron Electronics, Inc., dated February 3, 2004—Incorporated by reference to Exhibit 10.2 to Form 10-K dated December 31, 2003, as filed with the Securities and Exchange Commission on March 30, 2004.

Exhibit No.	Description

10.3*	Employment Agreement between Charles L. Pope and Reptron Electronics, Inc., dated February 4, 2005—Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 4, 2005, as filed with the Securities and Exchange Commission on February 10, 2005.

10.4*	Separation Agreement and Release, dated August 25, 2005, and signed or delivered by Mrs. Fena September 9, 2005, by and between Reptron Electronics, Inc. and Bonitta Fena—Incorporated by reference to Exhibit 10.10 to Form 8-K dated September 9, 2005, as filed with the Securities and Exchange Commission on September 14, 2005.

10.5*	Reptron Electronics, Inc. Stock Option Plan—Incorporated by reference to Exhibit 10.3 to Form 10-K dated December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005.

10.6*	Amendment No. 1 to the Reptron Electronics, Inc. Stock Option Plan—Incorporated by reference to Exhibit 10.4 to Form 10-K dated December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005.

10.7	Lease agreement between North Bay Trail and Reptron Electronics, Inc.—Incorporated by reference to Exhibit 10.5 to Form 10-K dated December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005.

10.8	Lease agreement between Nor-Tec Properties, et al, and Reptron Electronics, Inc.—Incorporated by reference to Exhibit 10.6 to Form 10-K dated December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005.

10.9	Lease agreement between Nor-Tec Properties, et al, and Reptron Electronics, Inc.—Incorporated by reference to Exhibit 10.7 to Form 10-K dated December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005.

10.10	Agreement between International Brotherhood of Electrical Workers and Reptron Electronics, Inc.—Incorporated by reference to Exhibit 10.8 to Form 10-K dated December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005.

10.11	Amendment to Agreement between International Brotherhood of Electrical Workers and Reptron Electronics, Inc.—Incorporated by reference to Exhibit 10.9 to Form 10-K dated December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005.

10.12	Amendment No. 2 to the Reptron Electronics, Inc. Stock Option Plan.

24.1	Power of Attorney (See Signature Page)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Paul J. Plante

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Charles L. Pope

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Paul J. Plante

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Charles L. Pope

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of Tampa, State of Florida, on March 31, 2006.

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

SIGNATURES	TITLE	DATE

/S/ PAUL J. PLANTE Paul J. Plante	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 31, 2006

/S/ CHARLES L. POPE Charles L. Pope	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2006

/S/ CARL R. VERTUCA Carl R. Vertuca	Chairman of the Board of Directors	March 31, 2006

/S/ ROBERT C. BRADSHAW Robert C. Bradshaw	Director	March 31, 2006

/S/ WILLIAM J. KULLBACK William J. Kullback	Director	March 31, 2006

/S/ HAROLD L PURKEY Harold L Purkey	Director	March 31, 2006

/S/ KIRK WALDRON Kirk Waldron	Director	March 31, 2006

REPTRON ELECTRONICS, INC.

I NDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page Number
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets—December 31, 2005 (Reorganized Company) and December 31, 2004 (Reorganized Company)	F-4

Consolidated Statements of Operations—Year ended December 31, 2005 (Reorganized Company), eleven months ended December 31, 2004 (Reorganized Company), one month ended January 31, 2004 (Predecessor Company) and year ended December 31, 2003 (Predecessor Company)

F-5

Consolidated Statements of Shareholders’ Equity (Deficit)—Year ended December 31, 2005 (Reorganized Company), eleven months ended December 31, 2004 (Reorganized Company), one month ended January 31, 2004 (Predecessor Company) and year ended December 31, 2003 (Predecessor Company)

F-6

Consolidated Statements of Cash Flows—Year ended December 31, 2005 (Reorganized Company), eleven months ended December 31, 2004 (Reorganized Company), one month ended January 31, 2004 (Predecessor Company) and year ended December 31, 2003 (Predecessor Company)

F-7

Notes to Consolidated Financial Statements	F-8

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-27

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2003, 2004, and 2005	F-29

Report Of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Reptron Electronics, Inc.:

We have audited the accompanying consolidated balance sheet of Reptron Electronics, Inc. as of December 31, 2005 (Reorganized Company) and the related consolidated statements of operations, shareholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reptron Electronics, Inc. as of December 31, 2005 (Reorganized Company) and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KIRKLAND, RUSS, MURPHY & TAPP, P.A.

Clearwater, Florida

March 3, 2006

Report Of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Reptron Electronics, Inc.

We have audited the accompanying consolidated balance sheets of Reptron Electronics, Inc. and its wholly owned subsidiaries as of December 31, 2004 (Reorganized Company) and the related consolidated statements of operations, shareholders’ equity, and cash flows for the eleven months ended December 31, 2004 (Reorganized Company), the one month ended January 31, 2004 (Predecessor Company) and the year ended December 31, 2003 (Predecessor Company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reptron Electronics, Inc. and subsidiaries as of December 31, 2004 (Reorganized Company), and the consolidated results of its operations and cash flows for the eleven month period ended December 31, 2004 (Reorganized Company), the one month period ended January 31, 2004 (Predecessor Company) and the one year ended December 31, 2003 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, effective February 3, 2004, the Company was reorganized under a plan of reorganization confirmed by the United States Bankruptcy Court for the Southern District of Florida. In connection with its reorganization, the Company applied fresh start accounting as of February 1, 2004.

/s/ GRANT THORNTON LLP

Tampa, Florida

February 11, 2005

REPTRON ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	Reorganized Company December 31, 2005	Reorganized Company December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$230	$227
Restricted cash	740	1,014
Account receivable—trade, net	17,990	14,569
Inventories, net	21,378	19,774
Prepaid expenses and other	1,266	826

Total current assets	41,604	36,410
PROPERTY, PLANT & EQUIPMENT—NET	18,937	21,770
GOODWILL	2,100	12,172
OTHER INTANGIBLE ASSETS, NET	3,230	3,855
DEFERRED INCOME TAX	1,543	1,902
OTHER ASSETS	83	83

TOTAL ASSETS	$67,497	$76,192

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable—trade	$15,008	$12,885
Accrued expenses	5,613	5,049
Note payable to bank	13,900	10,431
Current portion of long-term obligations	315	380

Total current liabilities	34,836	28,745
SENIOR SECURED NOTES	30,000	30,000
LONG-TERM OBLIGATIONS, less current portion	3,046	3,361

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred Stock—authorized 15,000,000 shares of $.10 par value; no shares issued	—	—
Common Stock—authorized 50,000,000 shares of $.01 par value; issued and outstanding, 5,000,000 shares	50	50
Additional paid-in capital	15,725	15,725
Accumulated deficit	(16,160)	(1,689)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(385)	14,086

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$67,497	$76,192

The accompanying notes are an integral part of these statements.

REPTRON ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Reorganized Company		Predecessor Company
	Year Ended December 31, 2005	Eleven Months Ended December 31, 2004	One Month Ended January 31, 2004	Year Ended December 31, 2003
Net Sales	$138,463	$129,230	$12,368	$150,067
Cost of goods sold	122,051	113,635	11,479	131,135

Gross profit	16,412	15,595	889	18,932
Selling, general and administrative expenses	17,195	14,758	1,447	18,319
Impairment charges	10,072	—	—	7,809

Operating income (loss)	(10,855)	837	(558)	(7,196)
Other income (expense):
Interest expense, net	(3,445)	(2,850)	(61)	(5,433)
Gain on debt discharge	—	—	3,517	—
Reorganization costs (Note A)	(6)	(100)	(853)	(4,105)

Total other income (expense)	(3,451)	(2,950)	2,603	(9,538)

Earnings (loss) before income taxes	(14,306)	(2,113)	2,045	(16,734)
Income tax provision	383	—	777	—

Income (loss) from continuing operations	(14,689)	(2,113)	1,268	(16,734)

Discontinued operations (Note C)
Income (loss) from discontinued operations	218	424	(507)	(24,348)
Income tax benefit	—	—	193	—

Income (loss) on discontinued operations	218	424	(314)	(24,348)

Net earnings (loss)	$(14,471)	$(1,689)	$954	$(41,082)

Net earnings (loss) from continuing operations per common share—basic and diluted:	$(2.93)	$(0.42)	$0.20	$(2.61)
Net earnings (loss) from discontinued operations per common share—basic and diluted:	$0.04	$0.08	$(0.05)	$(3.79)

Net earnings (loss) per common share—basic and diluted	$(2.89)	$(0.34)	$0.15	$(6.40)

Weighted average Common Stock equivalent shares outstanding—basic and diluted	5,000,000	5,000,000	6,417,196	6,417,196

The accompanying notes are an integral part of these statements.

REPTRON ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares Outstanding	Par Value
Predecessor Company
Balance at December 31, 2002	6,417,196	64	23,146	(17,182)	6,028
Net Loss	—	—	—	(41,082)	(41,082)

Balance at December 31, 2003	6,417,196	64	23,146	(58,264)	(35,054)
Net Income Month Ended January 31, 2004	—	—	—	954	954

Balance at January 31, 2004	6,417,196	64	23,146	(57,310)	(34,100)
Cancellation of predecessor common stock, additional paid-in capital, and accumulated deficit under Plan of Reorganization	(6,417,196)	(64)	(23,146)	57,310	34,100

Balance at January 31, 2004	—	—	—	—	—

Reorganized Company
Balance at January 31, 2004	—	$—	$—	$—	$—
Issuance of common stock under Plan of Reorganization	5,000,000	50	15,725	—	15,775
Net Loss	—	—	—	(1,689)	(1,689)

Balance at December 31, 2004	5,000,000	50	15,725	(1,689)	14,086
Net Loss	—	—	—	(14,471)	(14,471)

Balance at December 31, 2005	5,000,000	$50	$15,725	$(16,160)	$(385)

The accompanying notes are an integral part of these statements.

REPTRON ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Reorganized Company		Predecessor Company
	Year Ended December 31, 2005	Eleven Months Ended December 31, 2004	One Month Ended January 31, 2004	Year Ended December 31, 2003
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities of continuing operations:
Net earnings (loss)	$(14,471)	$(1,689)	$954	$(41,082)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities of continuing operations:
Net (earnings) loss from discontinued operations	(218)	(424)	314	24,348
Depreciation	4,484	3,923	412	5,268
Amortization	625	313	—	1,430
Goodwill impairment	10,072	—	—	7,808
Deferred income taxes	359	(59)	606	—
Reorganization gain on debt discharge	—	—	(3,517)	—
Change in assets and liabilities:
Accounts receivable	(3,421)	(1,618)	23	7,913
Inventories	(1,604)	(929)	701	6,601
Prepaid expenses and other current assets	(440)	2,028	(1,024)	(656)
Other assets	—	(35)	666	(674)
Accounts payable	2,123	(2,366)	281	(3,272)
Accrued expenses	564	(983)	1,238	6,197

Net cash provided by (used in) operating activities of continuing operations	(1,927)	(1,839)	654	13,881

Cash flows from investing activities of continuing operations:
(Increase) decrease in restricted cash	274	676	950	(2,640)
Purchases of property, plant & equipment	(1,651)	(3,280)	(51)	(2,074)

Net cash provided by (used in) investing activities of continuing operations	(1,377)	(2,604)	899	(4,714)

Cash flows from financing activities of continuing operations:
Net proceeds (payments) on notes payable to banks	3,469	5,577	(1,360)	(27,392)
Payments on long-term obligations	(380)	(336)	(30)	(1,064)

Net cash provided by (used in) financing activities of continuing operations	3,089	5,241	(1,390)	(28,456)

Net increase (decrease) in cash and cash equivalents	(215)	798	163	(19,289)
Net increase (decrease) in cash and cash equivalents from discontinued operations from operating activities (see Note D)	218	(653)	(392)	19,230
Cash and cash equivalents at the beginning of the period	227	82	311	370

Cash and cash equivalents at the end of the period	$230	$227	$82	$311

The accompanying notes are an integral part of these statements.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

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

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

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

The Company’s emergence from Chapter 11 bankruptcy proceedings on February 3, 2004 resulted in a new reporting entity and adoption of fresh start reporting, in accordance with Statement of Position No. 90-7 (SOP 90-7), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” Although the effective date of the Plan was February 3, 2004, the Company has accounted for the consummation of the Plan as if it occurred at the close of business on January 31, 2004. As a result of the extinguishment of the liabilities subject to compromise, the Company recognized a reorganization gain on debt discharge amounting to $3.5 million, representing the excess of the carrying value of those liabilities compared to management’s estimate of the fair value of the New Common Stock and the New Notes. As provided for in the Company’s Plan of Reorganization, the holders of the liabilities subject to compromise would receive their ratable portion of the New Common Stock and New Notes in full satisfaction of those liabilities.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

The following unaudited financial information reflects the implementation of the Plan as of the close of business on January 31, 2004. Reorganization adjustments have been made to reflect the discharge of debt and adoption of fresh start reporting in accordance with SOP 90-7. The reorganization value of the Company immediately after the restructuring was approximately $78.1 million which was the basis used to allocate the value of the assets and liabilities of Reptron in conformity with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” The Company determined that independent third party appraisals of its long-term tangible and intangible assets was necessary in order to allocate the reorganization value of the Company to its various assets at January 31, 2004. The fresh-start adjustments included in the table which follows represent management’s estimate of adjustments necessary to record assets and liabilities at fair value with consideration given to the appraisal work that has been completed. The amount of net operating losses (“NOL”) that can be utilized in any given year is limited based on Section 382 of the Internal Revenue Code. In this regard, the amount of NOL generated prior to February 2004 that can be utilized in future periods is limited to approximately $3.0 million per year.

	January 31, 2004 (unaudited)
(In Thousands)	Predecessor Company	Debt Discharge		Fresh Start		Reorganized Company
Cash and cash equivalents	$82					$82
Restricted cash	1,690					1,690
Account receivable—trade, net	13,083					13,083
Inventories, net	18,845					18,845
Prepaid expenses and other	3,831			(178	)(h)	3,653
Property, plant & equipment	19,737			2,808	(f)	22,545
Goodwill	18,970			(6,798	)(i)	12,172
Other intangible assets	—			4,168	(g)	4,168
Deferred income tax	1,843					1,843
Other assets	52					52

Total assets	$78,133	$—		$—		$78,133

Accounts payable—trade	$15,441					$15,441
Note payable to bank	4,854					4,854
Current portion of long-term obligations	450					450
Accrued expenses	15,063	(7,077	)(a)			7,986
Convertible subordinated notes due 2004	76,315	(76,315	)(a)			—
Senior secured notes due 2009	—	30,000	(b)			30,000
Long-term obligations	3,627					3,627

Total liabilities	115,750	(53,392)		—		62,358

Common stock	64			(14	)(e)	50
Additional paid-in capital	23,146	49,875	(c)	(57,296	)(e)	15,725
Accumulated deficit	(60,827)	3,517	(d)	57,310	(e)	—

Total liabilities and shareholders’ equity	$78,133	$—		$—		$78,133

(a)	Reduction of Convertible Notes, accrued interest on the Convertible Notes, and other liabilities subject to compromise for the implementation of the Plan of $83.4 million.

(b)	Increase in long-term obligations of $30.0 million associated with the issuance of the New Notes.

(c)	Increase in additional paid-in capital of $49.9 million reflecting the reorganization and issuance of the New Common Stock.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

(d)	Effect of the gain on the extinguishment of debt. The income tax effects are reflected in the predecessor historical information. As a result, the effect on accumulated deficit is recognized excluding tax effects.

(e)	Elimination of accumulated deficit and issuance of New Common Stock reflecting the reorganized entity.

(f)	Increase in property, plant and equipment of $2.8 million reflecting the estimated fair market value of the assets on January 31, 2004 based primarily on third party appraisals.

(g)	Increase in other intangible assets of $4.2 million reflecting the value of the Company’s customer relationships on January 31, 2004 based on a third party appraisal. This asset was determined to have a 12 year life and will be amortized at rates such that 75% of the asset will be amortized in the first five years of the assets life and the remaining 25% of the asset will be amortized over the remaining seven years of its life.

(h)	Decrease in other current assets based on management’s assessment of fair value.

(i)	Net effect of the fresh start adjustments detailed in items (f), (g) and (h), above.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

1.	Principles of Consolidation

The financial statements include the accounts of Reptron Electronics, Inc and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

2.	Cash and Cash Equivalents

For purposes of the statement of cash flows, Reptron considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Restricted cash represents funds set aside pursuant to the requirements of certain letters of credit outstanding at December 31, 2005 and 2004.

3.	Inventories

Inventories are stated at the lower of cost or market determined using the first-in, first-out method (FIFO). The Company evaluates inventories for excess, obsolescence or other factors that may render inventories unmarketable at normal margins. Write-downs and obsolescence reserves are recorded so that inventories reflect the approximate net realizable value and take into consideration the Company’s contractual provisions with its customers and suppliers governing return privileges relating to obsolescence.

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

December 31, 2005, 2004 and 2003

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

The Company accounts for its goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under this standard, the Company is required to perform a goodwill impairment test at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. The testing for impairment of goodwill is performed in two steps: (1) potential impairment is identified by comparing the fair value of a reporting unit (based on market capitalization, undiscounted cash flows, or other acceptable methods) with its carrying amount; and (2) if fair value is less than the carrying amount, an impairment loss is estimated as the excess of the carrying amount of the goodwill over its fair value. Goodwill must be written down when impaired.

The Company updated its analysis in response to filing a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the fourth quarter of 2003. This discounted cash flow analysis indicated that the goodwill recorded as a result of the purchase of a flat panel display business was fully impaired. Accordingly, the Company recorded an impairment charge of approximately $7.8 million in 2003. As discussed in Note A, the Company applied fresh start accounting during the first quarter of 2004 which resulted in decreased value assigned to goodwill of approximately $6.8 million.

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

Upon the adoption of fresh start accounting, the Company recognized an intangible asset that reflects the value of the Company’s customer relationships on January 13, 2004 based primarily on a third party appraisal. This asset was determined to have a value of $4.2 million and a twelve year life. Amortization expense will be recorded in amounts such that 75% of the asset value will be amortized in the first five years of the assets life and the remaining 25% of the asset value will be amortized over the remaining seven years of its life. The Company recorded approximately $0.3 million of amortization expense related to this asset in the eleven months ending December 31, 2004 and approximately $0.6 million in the year ended December 31, 2005. The Company expects

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

to record amortization expense of $625,000 annually in 2006 through 2008, and $387,000 in 2009 and thereafter until fully amortized.

7.	Impairment of Assets

Reptron’s policy is to periodically review and evaluate whether there has been a permanent impairment in the value of long-lived assets. Factors considered in the evaluation include current operating results, trends and anticipated undiscounted future cash flows. An impairment loss is recognized to the extent that fair value of the assets measured as the sum of discounted estimated future cash flows (using the Company’s incremental borrowing rate over a period of less than 30 years) that is expected to result from the use of the asset or other measure of fair value, is less than the carrying value. There have been no impairment losses in 2005, 2004, or 2003.

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

Revenues are recognized upon shipment of product, at which time title to goods has transferred to the buyer. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral on its accounts receivable. Credit losses are provided for in the financial statements based on management’s assessment of specific customer balances, considering the age of receivables and financial stability of the customer and have been within management’s expectations. Accounts receivable are presented net

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

of an allowance for doubtful accounts of $113,000 and $37,000 in 2005 and 2004, respectively. Generally, accounts are written-off upon the exhaustion of all reasonable collection efforts. During 2004, the Company recovered approximately $172,000 of accounts written off in prior years that were primarily associated with discontinued operations. The Company incurred $76,000, $0, and $521,000 of bad debt expense during 2005, 2004, and 2003, respectively, including bad debt expense included in loss from discontinued operations.

The Company’s three largest customers accounted for approximately 15%, 11%, and 10%, respectively, of net sales for the year ended December 31, 2005. No other customers accounted for sales of 10% or more during 2005. The Company’s three largest customers accounted for approximately 13%, 12%, and 12%, respectively, of net sales for the year ended December 31, 2004. No other customers accounted for sales of 10% or more during 2004. The Company’s two largest customers accounted for approximately 21% and 12%, respectively, of net sales for the year ended December 31, 2003. No other customers accounted for sales of 10% or more during 2003.

12.	Stock Based Compensation

The Company follows Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which establishes a fair value based method of accounting for stock-based employee compensation plans; however, the Company has elected to account for its employee stock compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied.

Had compensation cost for the Company’s stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS 123, the Company’s net loss and net loss per common share would have been the pro forma amounts indicated below (see also Note L):

	Reorganized Company		Predecessor Company
(In thousands except per share data)	Year Ended December 31, 2005	Eleven Months Ended December 31, 2004	One Month Ended January 31, 2004	Year Ended December 31, 2003
Reported net income (loss)	$(14,471)	$(1,689)	$954	$(41,082)

Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	740	626	—	38

Pro forma net income (loss)	$(15,211)	$(2,315)	$954	$(41,120)

Net income (loss) per common share—basic:
As reported	$(2.89)	$(0.34)	$0.15	$(6.40)
Pro forma	$(3.04)	$(0.46)	$0.15	$(6.41)
Net income (loss) per common share—diluted:
As reported	$(2.89)	$(0.34)	$0.15	$(6.40)
Pro forma	$(3.04)	$(0.46)	$0.15	$(6.41)

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

13.	Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued Statement 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4, which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The amendments made by Statement 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company does not believe that the adoption of Statement 151 will have a significant effect on its financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), “Share-Based Payment,” (“Statement 123(R)”). This Statement, effective on January 1, 2006, requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date using an option-pricing model and recognized in the financial statements over the requisite service period. This Statement does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, “Employer’s Accounting for Employee Stock Ownership Plans.” Statement 123(R) supersedes Opinion 25, “Accounting for Stock Issued to Employees” and its related interpretations, and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting, which the Company is currently using.

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

On October 28, 2005, in response to the issuance of SFAS 123(R), the Company’s Compensation Committee of the Board of Directors approved accelerating the vesting of the out-of-the-money, unvested stock options held by current employees, including executive officers, and directors. Unvested options to purchase approximately 296,666 shares became exercisable as a result of the vesting acceleration. The accelerated vesting was effective as of October 31, 2005. Also on October 28, 2005, the Company’s Compensation Committee of the Board of Directors made additional option grants to directors and executive officers to purchase 185,000 shares of the Company’s common stock, The new options have an exercise price of $0.36 per share and are completely vested as of the grant date.

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

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

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

Revenue for the ECD division was approximately $36.2 million for the year ended December 31, 2003. The ECD division’s combined loss from operations and the loss on the sale of identified assets of this division was $19.2 million in 2003. Included in the loss from discontinued operations in 2003 is an impairment writedown of $3.3 million of goodwill, an $8.1 million writedown of inventory, a $1.7 million impairment of fixed assets, and other costs of $0.8 million. The inventory writedown was determined with consideration given to the sale proceeds for the inventory included in the sale. The goodwill impairment was also recognized in response to the near term expectations established by the board of directors in March 2003 to either sell or otherwise discontinue these operations. As a result, the long-term turnaround previously estimated by management for this segment was no longer feasible and recovery of these assets was not expected in the near term. Also included in the pre-tax loss in 2003 is interest expense of $0.5 million that was allocated to the electronic component distribution business. The basis for this allocation considered interest expense which can reasonably be expected to be avoided through the collection of the electronic component distribution division’s trade receivables, proceeds from the sales of assets held for sale, and subsequent payment on the working capital credit facility. Included in the loss from discontinued operations in January 2004 is $0.2 million representing an increase in estimated workers compensation costs.

Computer Products Division

The Company exited the Computer Products (“CP”) business through a sale of identified assets of the division that was completed on October 27, 2003. Accordingly, the results of this division have been reported as a discontinued operation for all periods presented. Revenue for the CP division was $24.9 million for the year ended December 31, 2003. The CP division’s loss from operations before income taxes was $5.1 million in 2003. Included in the pre-tax operations in 2003 is interest expense of $0.3 million that was allocated to the CP division. The basis for this allocation considered interest expense which can reasonably be expected to be avoided through the proceeds from the sales of assets held for sale, and subsequent payment on the working capital credit facility.

The combined discontinued operations generated earnings of approximately $0.2 million and $0.4 million during the year ended and the eleven months ended December 31, 2005 and 2004, respectively. These earnings resulted primarily from the realization of assets that had previously been written down and liabilities that were ultimately discharged in amounts less than accrued.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE D—STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information (in thousands):

	Reorganized Company		Predecessor Company
(In Thousands)	Year Ended December 31, 2005	Eleven Months Ended December 31, 2004	One Month Ended January 31, 2004	Year Ended December 31, 2003
Cash paid for:
Interest	$3,267	$1,625	$61	$1,990

Supplemental disclosures of cash flow information from discontinued operations:

Net earnings (loss) from discontinued operations	$218	$424	$(314)	$(24,348)
Depreciation and amortization	—	—	—	301
Goodwill impairment	—	—	—	3,294
Fixed asset impairment	—	—	—	1,800
Reduction in inventories, including LCM adjustment and sale to buyer	—	—	—	27,201
Reduction in accounts receivable	—	132	(132)	20,856
Prepaid expenses and other current assets	—	799	709	(701)
Other assets	—	5	1	270
Reduction in accounts payable, including accounts assumed by the buyer	—	(1,561)	(7)	(7,310)
Accrued expenses	—	(452)	(649)	(2,133)

Net cash provided by (used in) discontinued operations	$218	$(653)	$(392)	$19,230

Reptron did not incur any additional obligations under capital leases for the acquisition of equipment during 2005, 2004, or 2003.

NOTE E—INVENTORIES

Inventories consist of the following (in thousands):

	Reorganized Company December 31, 2005	Reorganized Company December 31, 2004
Raw materials	$14,533	$13,324
Work in process	5,700	4,799
Finished goods	2,027	2,349

	22,260	20,472
Less reserve for excess and obsolete inventory	(882)	(698)

	$21,378	$19,774

The Company recorded expenses of $0.2, $0.2, and $0.7 million, included in cost of goods sold, to writedown inventories to the lower of cost or market during the fourth quarter of 2005, 2004, and 2003, respectively. The 2005 and 2003 writedowns were necessitated by excess components due to reductions in

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

customer demands. The 2004 writedown was necessitated by excess labor costs due to start-up activities associated with a new customer.

NOTE F—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	Reorganized Company December 31, 2005	Reorganized Company December 31, 2004
Land and buildings	$11,512	$11,482
Furniture, fixtures and equipment	15,399	13,900
Leashold improvements	484	471

	27,395	25,853
Less accumulated depreciation and amortization	(8,458)	(4,083)

	$18,937	$21,770

NOTE G—NOTE PAYABLE TO BANK

The Company has a revolving credit facility with Wachovia Capital Finance Corporation that provides up to $25 million (the “Credit Agreement”) to fund the Company’s operations through February 2007. The Credit Agreement contains certain covenants including a minimum quarterly measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined by the Credit Agreement. The Company was in compliance with the covenants contained in the Credit Agreement as of December 31, 2005. The interest rate on the credit facility is based on the lender’s prime rate plus one percent. The Credit Agreement is collateralized by substantially all of the Company’s assets. Management believes that this credit facility, together with the Company’s available cash reserves and cash expected to be provided by operations, will provide sufficient liquidity for the Company to pay for goods and services within standard terms. Under the advance rates contained in the Credit Agreement, there was approximately $6.3 million of unused available credit on December 31, 2005.

NOTE H—SENIOR SECURED NOTES & LONG-TERM OBLIGATIONS

Long-term obligations consist of the following (in thousands):

	Reorganized Company December 31, 2005	Reorganized Company December 31, 2004
Senior Secured Notes due 2009, with semi-annual interest installments at a rate of 7.0% through February 2006, and 8.0% thereafter.	$30,000	$30,000

Notes payable collateralized by the Tampa manufacturing facility, due in monthly principal and interest installments of $39.6, through March 2015, at an interest rate of 8.6%.	$3,008	$3,215
Others	353	526

	3,361	3,741
Less current maturities	(315)	(380)

	$3,046	$3,361

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

On October 28, 2003, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code to implement a pre-negotiated plan to restructure the then outstanding 6 3/4% Convertible Subordinated Notes, due 2004 (the “Convertible Notes”). Under the plan of reorganization, the existing Convertible Notes along with all related accrued and unpaid interest, were exchanged for new notes, the Senior Secured Notes due 2009 (the “Senior Secured Notes” or “New Notes”), with a total principal balance of $30 million. The term of the New Notes is five years and carries a seven percent annual interest rate during the first two years and an eight percent annual interest rate during the remaining three years. Interest expense associated with these Senior Secured Notes is currently recorded on a straight-line basis. The Senior Secured Notes are secured by a second security position, behind the security position on the Credit Agreement, in all assets of the Company. The holders of the Convertible Notes also received ninety-five percent of the Company’s new common shares outstanding as part of the reorganization plan. The Bankruptcy Court confirmed the pre-negotiated plan of reorganization on January 14, 2004 and the Plan became effective on February 3, 2004.

At December 31, 2005, aggregate maturities of long-term obligations are as follows (in thousands):

Year ending December 31,
2006	$315
2007	455
2008	301
2009	30,292
2010	318
Thereafter	1,680

$33,361

At December 31, 2005 and 2004, the net book value of equipment under capital leases is approximately $0.

Interest payable was $1,402,000 and $1,225,000 at December 31, 2005 and 2004, respectively. Interest payable at December 31, 2005 and 2004 consists primarily of accrued interest on the Senior Secured Notes which have interest payment dates of January 1 and July 1.

NOTE I—INCOME TAXES

The income tax provision (benefit) for the for the respective periods is as follows (in thousands):

	Reorganized Company		Predecessor Company
	Year Ended December 31, 2005	Eleven Months December 31, 2004	One Month January 31, 2004	Year Ended December 31, 2003
Current	$383	$59	$(22)	$—
Deferred	—	(59)	606	—

	$383	$—	$584	$—

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

Reptron’s effective tax rate differs from the statutory U. S. federal income tax rate as a result of the following:

	Reorganized Company		Predecessor Company
	Year Ended December 31, 2005	Eleven Months Ended December 31, 2004	One Month Ended January 31, 2004	Year Ended December 31, 2003
Statutory federal tax rate	34.0%	34.0%	34.0%	34.0%
State income taxes of approximately 7.4% for all periods, net of federal tax benefit	7.0	5.0	5.0	5.0
Meals and entertainment	0.0	(1.0)	0.0	0.0
Reorganization expenses	0.0	(2.0)	19.0	0.0
Other—Goodwill impairment	(24.0)	0.0	0.0	0.0
Deferred tax valuation allowance	(14.0)	(36.0)	(20.0)	(39.0)

Effective tax rate	3.0%	0.0%	38.0%	0.0%

Deferred income tax assets and liabilities resulting from differences between accounting for financial statement purposes and tax purposes pursuant to SFAS No. 109, are summarized as follows (in thousands):

	Reorganized Company December 31, 2005	Reorganized Company December 31, 2004
Deferred tax assets:
Net operating loss carryforward	$25,614	$24,701
AMT and other tax credit carryforward	200	200
Inventory reserves	353	280
Accrued expenses	20	—
Accrued vacation	271	166
Allowance for bad debts	45	15
Goodwill	2,114	2,348
Other	—	3

	28,617	27,713

Deferred tax liabilities:
Depreciation	94	697
Other intangible assets	1,292	1,542
Other	—	—

	1,386	2,239

Net deferred tax asset (liability)	27,231	25,474
Less: valuation allowance	(25,688)	(23,572)

	$1,543	$1,902

Reptron has net operating loss carryforwards of approximately $67.6 million for Federal and $80.4 million for state income tax purposes, which expire in the years 2018 through 2023. Realization of the tax loss and credit carryforwards is contingent upon future taxable earnings in the appropriate jurisdictions. Valuation

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

allowances have been recorded in 2003, 2004, and 2005 for deferred tax assets which may not be realized. Additionally, during the second quarter ended June 30, 2005 the Company recorded an additional valuation allowance of approximately $0.4 million against the deferred tax asset, resulting in income tax expense in the identical amount. The additional valuation allowance was made based on the Company’s estimates of future results of operations over the next one to two years. Each carryforward item is reviewed for expected utilization, using a “more likely than not” approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (federal or state), the relevant history for the particular item, the applicable expiration dates, and identified actions under the control of the Company in realizing the associated carryforward benefits. The Company assesses the available positive and negative evidence surrounding the recoverability of the deferred tax assets, including estimated taxable income for a limited forecast period of one to two years, and applies its judgment in estimating the amount of valuation allowance necessary under the circumstances. The Company continues to assess and evaluate strategies that will enable the carryforward, or a greater portion thereof, to be utilized, and will reduce the valuation allowance appropriately for each item at such time when it is determined that the “more likely than not” criterion is satisfied. The Company will reduce the goodwill balance to the extent that the tax assets are consumed in excess of the net deferred tax asset recorded and increase additional paid in capital upon the exhaustion of the goodwill balance. The amount of net operating losses (“NOL”) that can be utilized in any given year is limited based on Section 382 of the Internal Revenue Code. In this regard, the amount of NOL generated prior to February 2004 that can be utilized in future periods is limited to approximately $3.0 million per year.

NOTE J—COMMITMENTS AND CONTINGENCIES

Operating Leases

Reptron has operating leases for facilities and certain equipment which expire at various dates through 2008. Certain leases provide for payment by Reptron of any increases in property taxes and insurance over a base amount and others provide for payment of all property taxes and insurance by Reptron. See Note M for leases with related parties.

Future minimum payments, by year and in the aggregate, under noncancellable operating leases consist of the following at December 31, 2005 (in thousands):

Year ending December 31,
2006	$934
2007	919
2008	421
2009	—
2010	—
Thereafter	—

Total rent expense for the year ended December 31, 2005 was approximately $1,134,000. Total rent expense for the eleven months ended December 31, 2004 and the one month ended January 31, 2004 was approximately $1,127,000 and $100,000, respectively. Total rent expense for the year ended December 31, 2003 was approximately $1,821,000 including rent expenses included in loss from discontinued operations.

Litigation

Reptron was one of ninety-one defendants in a patent infringement action commenced by the Lemelson Medical, Education & Research Foundation, Limited Partnership (“Lemelson”). Lemelson alleged that Reptron and the other co-defendants have infringed various patents that purportedly cover the use of “machine vision”

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

and “bar code” scanning equipment. Lemelson has asserted similar claims against other companies in Reptron’s industry, as well as against companies in other industries. However, the Lemelson claim against the Company was stricken by the Bankruptcy Court.

Reptron is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. Reptron believes that none of these claims, which were outstanding as of December 31, 2005, should have a material adverse impact on its financial condition or results of operations.

Indemnifications

The Company indemnified its officers and directors against costs and expenses related to shareholder and other claims (i.e., only actions taken in their capacity as officers and directors) that are not covered by the Company’s directors and officers insurance policy. This indemnification is ongoing and does not include a limit on the maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of December 31, 2005, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

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

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

employees. Stock options were granted for the purchase of Common Stock at a price not less than the fair market value on the date of grant.

The Plan of Reorganization provides for the adoption of a new stock option plan (“New Stock Option Plan” or “New Plan”) whereby up to 10% of the Company’s new common stock may be issued in connection with options granted under the new plan. The New Plan was adopted in February 2004 as the Reptron Electronics, Inc. Stock Option Plan and provides for the issuance of options to purchase up to 500,000 shares of the Company’s common stock. As of December 31, 2005, a total of 471,666 options has been granted under the New Plan.

The following table summarizes the activity in the Old Stock Option Plans subject to options for the two years ended December 31, 2003, the one month ending January 31, 2004, and the New Stock Option Plan for the eleven months and year ending December 31, 2004 and 2005, respectively:

	Shares	Range of Exercise Price	Weighted Average Exercise Price
Outstanding at December 31, 2003	899,575	$3.15 – 13.48	$6.42
Granted	—	$0.00 – 0.00	$0.00
Exercised	—	$0.00 – 0.00	$0.00
Canceled	(899,575)	$3.15 – 13.48	$6.46

Outstanding at January 31, 2004	—	$0.00 – 0.00	$0.00

Outstanding at February 1, 2004	—	$0.00 – 0.00	$0.00
Granted	441,666	$7.50 – 10.38	$10.05
Exercised	—	$0.00 – 0.00	$0.00
Forfeited	—	$0.00 – 0.00	$0.00

Outstanding at December 31, 2004	441,666	$7.50 – 10.38	$10.05
Granted	210,000	$0.36 – 6.10	$1.04
Exercised	—	$0.00 – 0.00	$0.00
Forfeited	(180,000)	$7.50 – 10.38	$9.90

Outstanding at December 31, 2005	471,666	$0.36 – 10.38	$6.10

The following table summarizes information about Common Stock options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/05	Weighted Average Exercise Price
		(In Years)
$ 0.36	185,000	9.8	$0.36	185,000	$0.36
$ 6.10	25,000	9.2	$6.10	25,000	$6.10
$ 7.50	20,000	9.0	$7.50	20,000	$7.50
$10.38	241,666	8.4	$10.38	241,666	$10.38

	471,666	9.0	$6.10	471,666	$6.10

The duration of options granted under the ISO Plan is ten years from the date of grant, or such other date as determined by the Board of Directors. In general, the options must be exercised while employed by Reptron or 90 days thereafter. The options generally vested in three equal annual increments, cumulatively, beginning one

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

year after the date of grant, and all such options may be exercised in full three years after the date of grant. The options are non-transferable other than by will or by the laws of descent and distribution.

On October 28, 2005, in response to the issuance of SFAS 123(R), the Company’s Compensation Committee of the Board of Directors approved accelerating the vesting of the out-of-the-money, unvested stock options held by current employees, including executive officers, and directors. Unvested options to purchase approximately 296,666 shares became exercisable as a result of the vesting acceleration. The accelerated vesting was effective as of October 31, 2005. Also on October 28, 2005, the Company’s Compensation Committee of the Board of Directors made additional option grants to directors and executive officers to purchase 185,000 shares of the Company’s common stock. The new options have an exercise price of $0.36 per share and are completely vested as of the grant date.

The decision to accelerate vesting of these options was made primarily to avoid recognizing compensation cost in the statement of earnings in future financial statements upon the effectiveness of SFAS 123(R).

The fair value of each option grant is estimated on the date of grant using the Binomial options pricing model with the following weighted average assumptions used for grants in 2005 and 2004 (no options were granted in 2003), respectively, no dividend yields for all years; expected volatility of 100.0% and 45.0%; risk free interest rates of approximately 5.0% and 4.75%; and expected lives of 3.5 and 5.75 years. The weighted average fair value of options granted in 2005 and 2004 are $0.59 and $3.41, respectively.

401(k) Plans

In 1993, Reptron established a deferred compensation plan (the “Plan”) under section 401(a) of the Code. Substantially all of the officers and employees of Reptron are eligible to participate in the Plan. Employees are eligible to participate in the Plan after ninety days of service and after attaining age 18. At its discretion, Reptron may make matching contributions to the Plan. Employees are always vested in their contributions and are fully vested in the employer contributions after five years of service. Reptron did not make any matching contributions to the Plan in 2005, 2004 and 2003.

NOTE M—RELATED PARTY TRANSACTIONS

A former director of Reptron served as its general counsel through the effective date of the Plan of Reorganization and received approximately $72,000 for services rendered through January 2004, and $333,000 for services rendered during 2003.

Reptron leased one of its distribution sales offices (Detroit, Michigan) from the former CEO of Reptron. The building includes office and warehouse space and totals approximately 10,000 square feet. Rent expenses on this facility totaled $12,000 in 2003. The lease was terminated in February 2003. Reptron also leases a total of 127,000 square feet of manufacturing and administrative offices for the Hibbing, Minnesota manufacturing operation. These properties are owned, in part, by two individuals on the Company’s senior management team. Rent expense on these properties totaled approximately $49,000 for the one month ended January 31, 2004 and approximately $536,000 for the eleven months ended December 31, 2004 and approximately $535,000 and $585,000 for the years ended December 31, 2005, and 2003, respectively. During 2005, two of the related party leases on a building in Hibbing, Minnesota were terminated.

Reptron purchased approximately $428,000, $1,014,000 and $904,000 of inventory during 2005, 2004 and 2003, respectively, from a company controlled by the children of a Reptron board member. The Director’s service on the Company’s Board of Directors ended in May 2005.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

During the year ended December 31, 2005 and the eleven months ended December 31, 2004, the Company paid approximately $45,000 and $134,000, respectively, to a consultant who is a family member of a member of Reptron’s Board of Directors. The Director’s service on the Company’s Board of Directors ended on July 26, 2005.

NOTE N—FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2005, the carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term maturities of these items.

The fair market value of the Senior Secured Notes was approximately $9,000,000 and $27,450,000, based on the average prices of the notes from various pricing sources on December 31, 2005 and 2004, respectively. The carrying amounts of all other current and long-term portions of notes payable, and long-term obligations approximate fair market value since the interest rates on most of these instruments change with market interest rates.

NOTE O—EARNINGS (LOSS) FROM CONTINUING OPERATIONS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) from continuing operations per common share:

	Reorganized Company		Predecessor Company
	Year Ended December 31, 2005	Eleven Months Ended December 31, 2004	One Month Ended January 31, 2004	Year Ended December 31, 2003
Numerator (in thousands):
Net earnings (loss) from continuing operations	$(14,689)	$(2,113)	$1,268	$(16,734)

Denominator:
For basic earnings (loss) per share—Weighted average shares	5,000,000	5,000,000	6,417,196	6,417,196
Effect of dilutive securities: Employee stock options	—	—	—	—

For diluted earnings (loss) per share	5,000,000	5,000,000	6,417,196	6,417,196

Net earnings (loss) per common share—basic	$(2.93)	$(0.42)	$0.20	$(2.61)

Net earnings (loss) per common share—diluted	$(2.93)	$(0.42)	$0.20	$(2.61)

The pro forma shares and pro forma loss from continuing operations is based on the 5,000,000 shares of New Common Stock issued following the effective date of the Plan of Reorganization.

All options have been excluded from the computation of diluted earnings per share for all periods presented because their effect on earnings per share would be anti-dilutive.

The Convertible Notes were not included in the computation of earnings per share for the year ended December 31, 2003, and the one month period ended January 31, 2004 because the conversion price of $28.50 exceeded the average market price of the common stock. Therefore, the effect would be anti-dilutive. The

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

Convertible Notes were not included in the computation of earnings per share for the eleven month period ended December 31, 2004 because the notes were cancelled effective January 31, 2004.

NOTE P—SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the quarterly periods of 2005 and 2004, (in thousands except per share data):

	Three Months Ended
	March 31	June 30	September 30	December 31
2005
Net sales	$34,757	$34,525	$32,579	$36,602
Gross profit	$3,822	$3,593	$4,122	$4,875
Operating income (loss)	$(606)	$(10,590)	$(493)	$834
Net earnings (loss)	$(1,451)	$(11,838)	$(1,178)	$(4)
Net loss per common share—basic	$(0.29)	$(2.37)	$(0.24)	$0.00
Net loss per common share—diluted	$(0.29)	$(2.37)	$(0.24)	$0.00

	March 31(1)	June 30	September 30	December 31
2004
Net sales	$35,555	$35,590	$34,378	$36,075
Gross profit	$3,531	$4,497	$4,765	$3,691
Operating income (loss)	$(468)	$547	$655	$(455)
Net earnings (loss)	$587	$(147)	$(45)	$(1,130)
Net loss per common share—basic	$0.12	$(0.03)	$(0.01)	$(0.23)
Net loss per common share—diluted	$0.12	$(0.03)	$(0.01)	$(0.23)

(1) The financial information for the one month ended January 31, 2004 (Predecessor Company) and the two months ended March 31, 2004 (Reorganized Company) have been presented together for comparative purposes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Reptron Electronics, Inc.:

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Reptron Electronics, Inc. referred to in our report dated March 3, 2006, which is included in Part II of this Annual Report on SEC Form 10-K. Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The changes in valuation and qualifying accounts as of and for the year ended December 31, 2005, included in this schedule, have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ KIRKLAND, RUSS, MURPHY & TAPP, P.A.

Clearwater, Florida

March 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Reptron Electronics, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Reptron Electronics, Inc. referred to in our report dated February 11, 2005, which is included in Part II of this 2005 Annual Report on SEC Form 10-K. Our report on the consolidated financial statements includes an emphasis paragraph for a plan of reorganization matter. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The changes in valuation and valuation accounts included in this schedule have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Tampa, Florida

February 11, 2005

SCHEDULE II

REPTRON ELECTRONICS, INC.

Valuation and Qualifying Accounts

For the Years Ended December 31, 2003, 2004, and 2005

(in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning Of Year	Charged to Costs and Expenses	Accounts Written Off, Net	Balance at End of Year
Allowance for Doubtful Accounts
Year Ended December 31, 2003	$1,064	$521	$(632)	$953
One Month Ended January 31, 2004	$953	$38	$(103)	$888
Eleven Months Ended December 31, 2004	$888	$—	$(851)	$37
Year Ended December 31, 2005	$37	$76	$—	$113

Reserve for Excess and Obsolete Inventory
Year Ended December 31, 2003 (a)	$6,066	$849	$(5,211)	$1,704
One Month Ended January 31, 2004	$1,704	$28	$—	$1,732
Eleven Months Ended December 31, 2004	$1,732	$163	$(1,197)	$698
Year Ended December 31, 2005	$698	$184	$—	$882

(a)	Including amounts held for sale.