Form 10-Q
period 2006-03-31
REPTRON ELECTRONICS INC
filed 2006-05-12
CIK 918765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock , as of the latest date applicable.

5,000,000 shares of common stock issued and outstanding as of May 12, 2006.

REPTRON ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REPTRON ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Net Sales	$36,802	$34,757
Cost of goods sold	32,741	30,935

Gross profit	4,061	3,822
Selling, general and administrative expenses	3,954	4,428

Operating income (loss)	107	(606)
Other income (expense):
Interest expense, net	(934)	(841)
Reorganization costs	10	(4)

Total other expense, net	(924)	(845)

Loss before income taxes	(817)	(1,451)
Income tax provision	—	—

Net loss	$(817)	$(1,451)

Net loss per common share - basic and diluted	$(0.16)	$(0.29)

Weighted average common stock equivalent shares outstanding - basic and diluted	5,000,000	5,000,000

The accompanying notes are an integral part of these consolidated financial statements

REPTRON ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$250	$230
Restricted cash	700	740
Account receivable - trade, net	16,148	17,990
Inventories, net	23,158	21,378
Prepaid expenses and other	283	1,266

Total current assets	40,539	41,604

PROPERTY, PLANT & EQUIPMENT	18,403	18,937
GOODWILL, NET	2,100	2,100
OTHER INTANGIBLE ASSETS, NET	3,074	3,230
DEFERRED INCOME TAX	1,543	1,543
OTHER ASSETS	28	83

TOTAL ASSETS	$65,687	$67,497

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable – trade	$17,108	$15,008
Accrued expenses	3,845	5,613
Note payable to bank	12,659	13,900
Current portion of long-term obligations	315	315

Total current liabilities	33,927	34,836

SENIOR SECURED NOTES	30,000	30,000
LONG-TERM OBLIGATIONS, less current portion	2,962	3,046

SHAREHOLDERS’ DEFICIT
Preferred Stock - authorized 15,000,000 shares of $.10 par value; no shares issued	—	—
Common Stock - authorized 50,000,000 shares of $.01 par value; issued and outstanding, 5,000,000 and 5,000,000 shares, respectively	50	50
Additional paid-in capital	15,725	15,725
Accumulated deficit	(16,977)	(16,160)

TOTAL SHAREHOLDERS’ DEFICIT	(1,202)	(385)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$65,687	$67,497

The accompanying notes are an integral part of these consolidated financial statements

REPTRON ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities of continuing operations:
Net loss	$(817)	$(1,451)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities of continuing operations:
Depreciation	892	1,112
Amortization	156	156
Change in assets and liabilities:
Accounts receivable	1,842	(1,941)
Inventories	(1,780)	(1,264)
Prepaid expenses and other current assets	983	32
Other assets	55	—
Accounts payable	2,100	1,811
Accrued expenses	(1,768)	(834)

Net cash provided by (used in) operating activities of continuing operations	1,663	(2,379)

Cash flows from investing activities of continuing operations:
Decrease in restricted cash	40	256
Purchases of property, plant & equipment	(358)	(367)

Net cash used in investing activities of continuing operations	(318)	(111)

Cash flows from financing activities of continuing operations:
Net proceeds (payments) on notes payable to banks	(1,241)	2,727
Payments on long-term obligations	(84)	(94)

Net cash provided by (used in) financing activities of continuing operations	(1,325)	2,633

Net increase in cash and cash equivalents	20	143

Cash and cash equivalents at the beginning of the period	230	227

Cash and cash equivalents at the end of the period	$250	$370

Cash paid for interest	$1,414	$1,322

The accompanying notes are an integral part of these consolidated financial statements

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

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

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements. The financial information included herein is unaudited and reflects all adjustments (consisting of normal recurring adjustments for all periods presented) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The significant accounting policies of the Company are consistent with those disclosed in the Company’s Form 10-K filed in March 2006. The results of interim periods are not necessarily indicative of results to be expected for a full year. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the 2005 Form 10-K which was filed in March 2006.

NOTE B – INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$16,353	$14,533
Work in process	5,454	5,700
Finished goods	2,263	2,027

	24,070	22,260
Less reserve for excess and obsolete inventory	(912)	(882)

	$23,158	$21,378

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

NOTE C – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share (in thousands):

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Numerator:
Net loss	$(817)	$(1,451)

Denominator:
For basic loss per share - Weighted average shares	5,000,000	5,000,000
Effect of dilutive securities:
Employee stock options	—	—

For diluted loss per share	5,000,000	5,000,000

Net loss per common share – basic	$(0.16)	$(0.29)

Net loss per common share – diluted	$(0.16)	$(0.29)

For the three month periods ended March 31, 2006 and 2005, all options have been excluded from the computation of diluted earnings per share because their effect on loss per share would be anti-dilutive.

The Company provides a stock option plan whereby up to 10% of the Company’s common stock may be issued in connection with options granted under the plan. As of March 31, 2006, 471,666 options had been granted under the new plan.

NOTE D – NOTE PAYABLE TO BANK

The Company has a revolving credit facility with Wachovia Capital Finance Corporation that provides up to $25 million (the “Credit Agreement”) to fund the Company’s operations through February, 2007. The Credit Agreement contains certain covenants including a minimum quarterly measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined by the Credit Agreement. The Company was in compliance with the covenants contained in the Credit Agreement as of March 31, 2006. The interest rate on the credit facility is based on the lender’s prime rate plus one percent. The Credit Agreement is collateralized by substantially all of the Company’s assets. Management believes that this credit facility, together with the Company’s available cash reserves and cash expected to be provided by operations, will provide sufficient liquidity for the Company to pay for goods and services within standard terms. Under the advance rates contained in the Credit Agreement, there was approximately $7.0 million of unused available credit on March 31, 2006. The amount of unused available credit under the Credit Agreement fluctuates day to day and is typically highest at the end of the month.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

NOTE E – INCOME TAXES

During the three month period ended March 31, 2006, the Company incurred losses before income taxes of $0.8 million. As a result, Reptron recognized a deferred tax asset and an offsetting valuation allowance of approximately $0.3 million, resulting in no income tax benefit. Realization of the tax loss carryforwards are contingent upon future taxable earnings in the appropriate jurisdiction. Each carryforward item is reviewed for expected utilization, using a “more likely than not” approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (federal or state), the relevant history for the particular item, the applicable expiration dates, and identified actions under the Company’s control in realizing the associated carryforward benefits. The Company assesses the available positive and negative evidence surrounding the recoverability of the deferred tax assets and applies judgment in estimating the amount of valuation allowance necessary under the circumstances. The Company will consider its actual results during the remainder of 2006 compared to its forecasted results as part of this determination. Management continues to assess and evaluate strategies that will enable the carryforward, or a greater portion thereof, to be utilized, and will reduce the valuation allowance appropriately for each item at such time when it is determined that the “more likely than not” criterion is satisfied. The Company will reduce the goodwill balance to the extent that the tax assets are consumed in excess of the net deferred tax asset recorded and increase additional paid in capital upon the exhaustion of the goodwill balance. The amount of net operating losses (“NOL”) that can be utilized in any given year is limited based on Section 382 of the Internal Revenue Code. In this regard, the amount of NOL generated prior to February 2004 that can be utilized in future periods is limited to approximately $3.0 million per year.

NOTE F – STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted Financial Accounting Standards Board Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)). This Statement requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date using an option-pricing model and recognized in the financial statements over the requisite service period. This Statement does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, “Employer’s Accounting for Employee Stock Ownership Plans.” Statement 123(R) supersedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting, which the Company had previously used.

All options granted pursuant to the Company’s stock option plan were fully vested as of the effective date of Statement 123(R). Accordingly, no compensation expense was recognized related to these option grants during the three months ended March 31, 2006.

Statement 123(R) requires the Company to present pro forma information for periods prior to the adoption as if the Company had accounted for employee share-based copensation under the fair value method of that Statement. Form purposes of pro forma disclosure, the estimated fair value at the date of grant is amortized to expense over the requisite service period. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value method for recognizing employee share-based compensation in the prior year quarter:

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

NOTE F – STOCK BASED COMPENSATION — Continued

Three months Ended March 31, 2005
Net loss, as reported	$(1,451)
Compensation expense, net of tax:
Reported	—
Fair value method	252

Pro forma net income	$(1,703)

Loss per common share — basic:
As reported	$(0.29)
Pro forma	$(0.34)

Loss per common share — diluted:
As reported	$(0.29)
Pro forma	$(0.34)

The Company continues to use the Black-Scholes option pricing model for option grants after adoption of Statement 123(R). In applying this model, the Company uses both historical data and current market data to estimate the fair value of its options. The Black-Scholes model requires several assumptions including expected term of the options, risk-free rate, volatility, and dividend yield. The expected term represents the expected amount of time that options granted are expected to be outstanding, based on historical and forecasted exercise behavior. The risk-free rate is based on the rate at grant date of zero-coupon U.S. Treasury Notes with a term equal to the expected term of the option. Expected volatility is estimated using a blend of historical and forecasted volatility.

The following table summarizes stock option activity during the quarter ending March 31, 2006:

	Shares	Range of Exercise Price	Weighted Average Exercise Price
Outstanding at December 31, 2005	471,666	$ 0.36 – 10.38	$6.10
Granted	—	$ 0.36 – 6.10	$0.00
Exercised	—	$ 0.00 – 0.00	$0.00
Forfeited	—	$ 7.50 – 10.38	$0.00

Outstanding at March 31, 2006	471,666	$ 0.36 – 10.38	$6.10

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

NOTE F – STOCK BASED COMPENSATION — Continued

The following table summarizes information about Common Stock options outstanding at March 31, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 03/31/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 03/31/06	Weighted Average Exercise Price
		(In Years)
$0.36	185,000	9.8	$0.36	185,000	$0.36
$6.10	25,000	9.2	$6.10	25,000	$6.10
$7.50	20,000	9.0	$7.50	20,000	$7.50
$10.38	241,666	8.4	$10.38	241,666	$10.38

	471,666	9.0	$6.10	471,666	$6.10

REPTRON ELECTRONICS, INC

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains certain forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended. Factors that could cause actual results to differ materially include the following: business conditions and growth in Reptron’s industry and in the general economy; competitive factors; risks due to shifts in market demand; the ability of Reptron to reduce its operating costs against declining sales which would result in continued operating losses; and the risk factors listed from time to time in Reptron’s reports filed with the Securities and Exchange Commission including Form 10-K for the year ended December 31, 2005, as well as assumptions regarding the foregoing and the factors described below. Forward-looking statements are those that do not relate solely to historical fact. The words “will”, “may” “believe”, “estimate”, “expect”, “intend”, “anticipate”, “plan”, “should” and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. Reptron undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

In the first quarter of 2006, we incurred a net loss of approximately $0.8 million. Net sales for the first quarter were $36.8 million, gross profit was $4.1 million and selling, general and administrative expenses were $4.0 million. As a result, we had operating income of approximately $0.1 million during the first quarter of 2006. Additionally, we incurred interest expense of approximately $0.9 million related primarily to our Senior Secured Notes due February 2009 and our working capital credit facility. Two of our largest customers at our Hibbing facility were recently acquired in March and April 2006. One of those customers has subsequently reduced their revenue projection by approximately $3 million per quarter for the remainder of 2006. The other customer has not indicated any change in revenue projection for 2006. As a result, our Hibbing facility will be operating at substantial under capacity. In response to this significant revenue reduction, we are developing a cost reduction plan at the Hibbing facility to better align our operating cost structure with the lower current customer demand. We have experienced some delays in shipping product for one of our largest customers in our Tampa facility and we are working to resolve these issues. As a result, we had a backlog of approximately $1.5 million as of March 31, 2006 related to this customer.

RESULTS OF OPERATIONS

Net Sales. Total first quarter net sales increased $2.0 million, or 5.9% from $34.8 million in the first quarter of 2005 to $36.8 million in the first quarter of 2006. This increase is primarily attributable to increased demand from our established customer base. We transacted business with approximately 50 customers in the first quarter of 2006 and 2005. The largest three customers represented approximately 15%, 13% and 10%, respectively, of first quarter 2006 net sales as compared to 14%, 12%, and 11%, respectively, of first quarter 2005 net sales.

The table which follows summarizes sales by industry segment:

	Three Months Ending
Industry Segment	March 31, 2006	March 31, 2005
Medical Equipment	39%	40%
Industrial/Instrumentation	23%	20%
Banking	12%	15%
Telecommunications	12%	15%
Semiconductor Equipment	11%	6%
All Others	3%	4%

Gross Profit. Total 2006 first quarter gross profit increased $0.2 million, or 6.3%, from $3.8 million in the first quarter of 2005 to $4.0 million in the first quarter of 2006. The gross profit percentage was 11.0% in the first quarter of 2006 and 2005.

Selling, General, and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased $0.4 million, or 10.7%, from $4.4 million in the first quarter of 2005 to $4.0 million in the first quarter of 2006. These expenses, as a percentage of net sales, decreased from 12.7% in the first quarter of 2005 to 10.7% in the first quarter of 2006. The decrease in SG&A expenses is primarily the result of our cost reduction plan that was implemented in the second and third quarters of 2005.

Interest Expense. Net interest expense increased $0.1 million, or 11.1%, from $0.8 million in the first quarter of 2005 to $0.9 million in the first quarter of 2006. This increase is primarily the result of increases in the average outstanding debt of $1.1 million from $45.5 million in the first quarter of 2005 to $46.6 million in the first quarter of 2006 and an increase in the average interest rate from 7.4% in the first quarter of 2005 to 8.0% in the first quarter of 2006.

Income Taxes. During the three month period ended March 31, 2006, we incurred losses before income taxes of $0.8 million. As a result, we recognized a deferred tax asset and an offsetting valuation allowance of $0.3 million, resulting in no income tax benefit. Realization of the tax loss carryforwards are contingent upon future taxable earnings in the appropriate jurisdiction. Each carryforward item is reviewed for expected utilization, using a “more likely than not” approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (federal or state), the relevant history for the particular item, the applicable expiration dates, and identified actions under the Company’s control in realizing the associated carryforward benefits. The Company assesses the available positive and negative evidence surrounding the recoverability of the deferred tax assets and applies judgment in estimating the amount of valuation allowance necessary under the circumstances. The Company will consider its actual results during the remainder of 2006 compared to its forecasted results as part of this determination. Management continues to assess and evaluate strategies that will enable the carryforward, or a greater portion thereof, to be utilized, and will reduce the valuation allowance appropriately for each item at such time when it is determined that the “more likely than not” criterion is satisfied. The Company will reduce the goodwill balance to the extent that the tax assets are consumed in excess of the net deferred tax asset recorded and increase additional paid in capital upon the exhaustion of the goodwill balance. The amount of net operating losses (“NOL”) that can be utilized in any given year is limited based on Section 382 of the Internal Revenue Code. In this regard, the amount of NOL generated prior to February 2004 that can be utilized in future periods is limited to approximately $3.0 million per year.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had cash and cash equivalents of $0.3 million, restricted cash of $0.7 million and working capital of $6.6 million. We primarily finance our operations through our Senior Secured Notes due in 2009, bank credit lines, operating cash flows, and short-term financing through supplier credit lines. Net cash provided by or used in operating activities has historically been provided by net income (loss) levels combined with fluctuations in inventory, accounts receivable and accounts payable. Operating activities from continuing operations for the first quarter of 2006 generated cash of approximately $1.7 million. This consisted primarily of $0.8 million of net loss from continuing operations, adjusted for $1.0 million of non-cash depreciation and amortization charges, $1.8 million decrease in accounts receivable, $1.0 million decrease in prepaid expenses and other current assets, $2.1 million increase in accounts payable, offset by $1.8 million increase in inventory, and $1.8 million decrease in accrued expenses.

Capital expenditures totaled approximately $0.4 million in the first quarter of 2006. These capital expenditures were primarily for the acquisition of manufacturing equipment. These purchases were funded by the working capital credit facility, described below.

Credit Agreement. The Company has a revolving credit facility with Wachovia Capital Finance Corporation that provides up to $25 million (the “Credit Agreement”) to fund the Company’s operations through February, 2007. The Credit Agreement contains certain covenants including a minimum quarterly measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined by the Credit Agreement. The Company was in compliance with the covenants contained in the Credit Agreement as of March 31, 2006. The Credit Agreement limits the amount of capital expenditures and prohibits the payment of dividends without the lender’s consent. The interest rate on the credit facility is based on the lender’s prime rate plus one percent. The Credit Agreement is collateralized by substantially all of the Company’s assets. Under the advance rates contained in the Credit Agreement, there was approximately $7.0 million of unused available credit on March 31, 2006. The amount of unused available credit under the Credit Agreement fluctuates day to day and is typically highest at the end of the month.

Senior Secured Notes due in 2009. As of March 31, 2006, there were outstanding approximately $30 million of Senior Secured Notes (“Notes”). These Senior Secured Notes will become due in five years from the date of issuance, February 3, 2004. These Notes carry a seven percent annual interest rate in the first two years and an eight percent annual interest rate in the remaining three years. On February 3, 2006 we began paying interest at eight percent per annum. Interest expense associated with these Notes is currently recorded on a straight-line basis. The Notes are secured by a second security position, behind the security position on the Credit Agreement, in substantially all of the assets of the Company.

Management believes that available credit facilities in addition to our current cash and cash flows expected to be generated from operations will be sufficient to meet our known capital requirements and working capital needs of our operations for the next twelve months. Our continued viability depends on our ability to generate cash from operations or obtain additional sources of funds for working capital. The recent reduction in revenue at our Hibbing facility due to the loss of a significant product line from a significant customer will negatively impact our liquidity position. Our future liquidity and cash requirements will depend on a wide range of factors including the level of business in existing operations, credit lines extended by lenders and trade suppliers, the need for expansion of manufacturing operations in low cost regions, capital expenditure requirements and the success of our cost reduction plan. There can be no assurance that financing will be available in amounts and on terms acceptable to management. If our operating goals are not met, we may need to secure waivers of any resulting covenant violations under existing lending facilities, secure additional financing from lenders or sell additional securities.

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

The Company evaluates inventories for excess quantities, obsolescence or other factors that may render inventories unmarketable at normal margins. Write-downs are recorded so that inventories reflect the approximate net realizable value and take into consideration the Company’s contractual provisions with its customers and suppliers. If assumptions about future demand change or the financial strength of customers diminish significantly or actual market conditions are less favorable than those projected by management, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

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

Volatility in the Market Price of Our Common Stock. Our second quarter and year ending December 31, 2005 operating results were negatively impacted by the impairment charges on our goodwill and deferred tax asset. In addition, we continued to experience significant operating losses during 2005 and the first quarter of 2006. These factors and others listed below may cause the price of our common stock to fluctuate:

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

Customer Effect from Bankruptcy Filing and Lack of Profitability. During 2001 through 2004, we incurred significant financial losses. These losses combined with defaults incurred on our senior secured revolving credit facility (“Credit Agreement”) and Convertible Notes culminated in us filing a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code on October 28, 2003. Our customers engage us to produce complex electronic products. These manufacturing engagements require significant investment and planning by both our customers and us. Our inability to perform for our customers for whatever reason would have a significant impact on their business operations. Although we have subsequently completed our bankruptcy proceedings, we have not succeeded in achieving profitability since emerging from bankruptcy. It is possible that our major customers could suspend or terminate business activity with us due to their concerns about our long term financial stability. These factors could have a material adverse effect on our financial position, cash flows, and operating results.

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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2006. Market risk information is contained under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our 2005 Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and is incorporated herein by reference.

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

REPTRON ELECTRONICS, INC.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of the Security Holders

None.

Item 6. Exhibits

a.	Exhibits

10.1	Amendment No. 3 to Reptron Electronics, Inc., 2004 Stock Option Plan.
31.1	Certification of the Chief Executive Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2006

REPTRON ELECTRONICS, INC.
(Registrant)

By:	/s/ Paul J. Plante
Paul J. Plante, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles L. Pope
Charles L. Pope, Chief Financial Officer
(Principal Financial and Accounting Officer)