Form 10-Q
period 2006-09-30
REPTRON ELECTRONICS INC
filed 2006-11-13
CIK 918765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

5,020,000 shares of common stock issued and outstanding as of November 13, 2006.

REPTRON ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REPTRON ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net Sales	$36,434	$32,579	$108,691	$101,861
Cost of goods sold	33,263	28,457	98,144	90,324

Gross profit	3,171	4,122	10,547	11,537

Selling, general and administrative expenses	3,646	4,615	11,399	13,152
Impairment charges	—	—	—	10,072

Operating loss	(475)	(493)	(852)	(11,687)

Other income (expense):
Interest expense, net	(971)	(856)	(2,829)	(2,560)
Reorganization costs	—	—	10	(6)

Total other expense, net	(971)	(856)	(2,819)	(2,566)

Loss before income taxes	(1,446)	(1,349)	(3,671)	(14,253)
Income tax provision	—	—	—	383

Loss from continuing operations	(1,446)	(1,349)	(3,671)	(14,636)

Discontinued operations
Earnings from discontinued operations	4	171	4	171
Income tax benefit	—	—	—	—

Earnings on discontinued operations	4	171	4	171

Net loss	$(1,442)	$(1,178)	$(3,667)	$(14,465)

Net loss from continuing operations per common share – basic and diluted	$(0.29)	$(0.27)	$(0.73)	$(2.92)

Net loss from discontinued operations per common share – basic and diluted	$—	$0.03	$—	$0.03

Net loss per common share – basic and diluted	$(0.29)	$(0.24)	$(0.73)	$(2.89)

Weighted average Common Stock equivalent shares outstanding – basic and diluted	5,020,000	5,000,000	5,010,037	5,000,000

The accompanying notes are an integral part of these consolidated financial statements

REPTRON ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$52	$230
Restricted cash	500	740
Account receivable - trade, net	16,185	17,990
Inventories, net	25,402	21,378
Prepaid expenses and other	614	1,266

Total current assets	42,753	41,604

PROPERTY, PLANT & EQUIPMENT, NET	17,056	18,937
GOODWILL, NET	2,100	2,100
OTHER INTANGIBLE ASSETS, NET	2,761	3,230
DEFERRED INCOME TAX, NET	1,543	1,543
OTHER ASSETS	26	83

TOTAL ASSETS	$66,239	$67,497

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable – trade	$19,789	$15,008
Accrued expenses	4,040	5,613
Note payable to bank	13,346	13,900
Current portion of long-term obligations	428	315

Total current liabilities	37,603	34,836

SENIOR SECURED NOTES	30,000	30,000
LONG-TERM OBLIGATIONS, less current portion	2,681	3,046

SHAREHOLDERS’ DEFICIT
Preferred Stock - authorized 15,000,000 shares of $.10 par value; no shares issued	—	—
Common Stock - authorized 50,000,000 shares of $.01 par value; issued and outstanding, 5,020,000 and 5,000,000 shares, respectively	50	50
Additional paid-in capital	15,732	15,725
Accumulated deficit	(19,827)	(16,160)

TOTAL SHAREHOLDERS’ DEFICIT	(4,045)	(385)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$66,239	$67,497

The accompanying notes are an integral part of these consolidated financial statements

REPTRON ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Increase in cash and cash equivalents:
Cash flows from operating activities of continuing operations:
Net loss	$(3,667)	$(14,465)
Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations:
Net income from discontinued operations	—	(171)
Depreciation	2,778	3,023
Amortization	469	10,541
Deferred tax asset	—	359
Change in assets and liabilities:
Accounts receivable	1,805	811
Inventories	(4,024)	(1,921)
Prepaid expenses and other current assets	652	(17)
Other assets	57	(48)
Accounts payable	4,781	3,372
Accrued expenses	(1,573)	(74)

Net cash provided by operating activities of continuing operations	1,278	1,410

Cash flows from investing activities of continuing operations:
Decrease in restricted cash	240	268
Purchases of property, plant & equipment	(897)	(858)

Net cash used in investing activities of continuing operations	(657)	(590)

Cash flows from financing activities of continuing operations:
Net payments on notes payable to banks	(554)	(802)
Payments on long-term obligations	(252)	(284)
Proceeds from exercise of stock options	7	—

Net cash used in financing activities of continuing operations	(799)	(1,086)

Net decrease in cash and cash equivalents	(178)	(266)

Net increase in cash and cash equivalents from discontinued operations	—	171

Cash and cash equivalents at the beginning of the period	230	227

Cash and cash equivalents at the end of the period	$52	$132

Cash paid for interest	$3,370	$2,951

The accompanying notes are an integral part of these consolidated financial statements

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

NOTE B — INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$17,774	$14,533
Work in process	7,387	5,700
Finished goods	1,300	2,027

	26,461	22,260

Less reserve for excess and obsolete inventory	(1,059)	(882)

	$25,402	$21,378

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

NOTE C — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share (in thousands):

	Three months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net loss	$(1,442)	$(1,178)	$(3,667)	$(14,465)
Denominator:
For basic loss per share - Weighted average shares	5,020,000	5,000,000	5,010,037	5,000,000
Effect of dilutive securities:
Employee stock options	—	—	—	—

For diluted loss per share	5,020,000	5,000,000	5,010,037	5,000,000

Net loss per common share - basic	$(0.29)	$(0.24)	$(0.73)	$(2.89)

Net loss per common share - diluted	$(0.29)	$(0.24)	$(0.73)	$(2.89)

For the three and nine month periods ended September 30, 2006 and 2005, all options have been excluded from the computation of diluted earnings per share because their effect on loss per share would be anti-dilutive.

The Company provides a stock option plan whereby up to 500,000 shares of the Company’s common stock may be issued in connection with options granted under the plan. As of September 30, 2006, 451,666 options are granted and outstanding under the plan and 20,000 options had been exercised under the plan. See also Note F.

NOTE D – NOTE PAYABLE TO BANK

The Company has a revolving credit facility with Wachovia Capital Finance Corporation that provides up to $25 million (the “Credit Agreement”) with a maturity date of February 3, 2007 to fund the Company’s operations. The Credit Agreement contains certain covenants including a minimum quarterly measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a percentage of fixed charges, as defined by the Credit Agreement, which is only tested if the Company fails to maintain at least $3 million of excess collateral availability as defined by the Credit Agreement. The Company was in compliance with the minimum $3 million excess collateral availability restriction during the three and nine month periods ended September 30, 2006. However, if the Company had failed to be in compliance with the $3 million excess collateral availability, the Company would not have been in compliance with the minimum EBITDA covenant, which would constitute an event of default under the Credit Agreement. There can be no assurance that future levels of business will generate sufficient levels of cash to satisfy the minimum $3.0 million excess collateral restriction and avoid violating the minimum EBITDA as a percentage of fixed charges covenant. The Credit Agreement limits the amount of capital expenditures and prohibits the payment of dividends without the lender’s consent. The interest rate on the credit facility is based on the lender’s prime rate plus one percent. The Credit Agreement is collateralized by substantially all of the Company’s assets. Under the advance rates contained in the Credit Agreement, there was approximately $4.6 million of unused available credit on September 30, 2006. The amount of unused available credit under the Credit Agreement fluctuates day to day and is typically highest at the end of the month. However, during the course of a typical month, excess availability approaches $3.0 million, at which time payment to our vendors is delayed beyond their stated terms.

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

NOTE E – INCOME TAXES

During the three and nine month periods ended September 30, 2006, the Company incurred losses before income taxes of $1.4 million and $3.7 million, respectively. As a result, Reptron recognized a deferred tax asset and an offsetting valuation allowance of approximately $0.6 million and $1.5 million, respectively, resulting in no income tax benefit. Realization of the tax loss carryforwards are contingent upon future taxable earnings in the appropriate jurisdiction. Each carryforward item is reviewed for expected utilization, using a “more likely than not” approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (federal or state), the relevant history for the particular item, the applicable expiration dates, and identified actions under the Company’s control in realizing the associated carryforward benefits. The Company assesses the available positive and negative evidence surrounding the recoverability of the deferred tax assets and applies judgment in estimating the amount of valuation allowance necessary under the circumstances. The Company will consider its actual results during the remainder of 2006 compared to its forecasted results as part of this determination. Management continues to assess and evaluate strategies that will enable the carryforward, or a greater portion thereof, to be utilized, and will reduce the valuation allowance appropriately for each item at such time when it is determined that the “more likely than not” criterion is satisfied. The Company will reduce the goodwill balance to the extent that the tax assets are consumed in excess of the net deferred tax asset recorded and increase additional paid in capital upon the exhaustion of the goodwill balance. The amount of net operating losses (“NOL”) that can be utilized in any given year is limited based on Section 382 of the Internal Revenue Code. In this regard, the amount of NOL generated prior to February 2004 that can be utilized in future periods is limited to approximately $3.0 million per year.

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

All options granted pursuant to the Company’s stock option plan were fully vested as of the effective date of Statement 123(R). Accordingly, no compensation expense was recognized related to these option grants during the three and nine months ended September 30, 2006.

Statement 123(R) requires the Company to present pro forma information for periods prior to the adoption as if the Company had accounted for employee share-based compensation under the fair value method of that Statement. For purposes of pro forma disclosure, the estimated fair value at the date of grant is amortized to expense over the requisite service period. The following table illustrates the effect on net loss and loss per common share if the Company had applied the fair value method for recognizing employee share-based compensation in the prior year periods:

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

NOTE F – STOCK BASED COMPENSATION — Continued

	Three months Ended September 30, 2005	Nine months Ended September 30, 2005
Net loss, as reported	$(1,178)	$(14,465)
Compensation expense, net of tax:
Reported	—	—
Fair value method	—	353

Pro forma net loss	$(1,178)	$(14,818)

Loss per common share – basic:
As reported	$(0.24)	$(2.89)
Pro forma	$(0.24)	$(2.96)

Loss per common share – diluted:
As reported	$(0.24)	$(2.89)
Pro forma	$(0.24)	$(2.96)

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

The following table summarizes stock option activity during the nine months ending September 30, 2006:

	Shares	Range of Exercise Price	Weighted Average Exercise Price
Outstanding at December 31, 2005	471,666	$0.36 – 10.38	$6.10
Granted	—	$0.00 – 0.00	$0.00
Exercised	(20,000)	$0.36 – 0.36	$0.36
Forfeited	—	$0.00 – 0.00	$0.00

Outstanding at September 30, 2006	451,666	$0.36 – 10.38	$6.36

REPTRON ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

NOTE F – STOCK BASED COMPENSATION — Continued

The following table summarizes information about Common Stock options outstanding at September 30, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 09/30/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 09/30/06	Weighted Average Exercise Price
		(In Years)
$0.36	165,000	9.3	$0.36	165,000	$0.36
$6.10	25,000	8.7	$6.10	25,000	$6.10
$7.50	20,000	8.5	$7.50	20,000	$7.50
$10.38	241,666	7.7	$10.38	241,666	$10.38

	451,666	8.5	$6.36	451,666	$6.36

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

OVERVIEW

In the first three quarters of 2006, we incurred a net loss of approximately $3.7 million. Net sales for the first three quarters were $108.7 million, gross profit was $10.5 million and selling, general and administrative expenses were $11.4 million. As a result, we had an operating loss of approximately $0.9 million during the first nine months of 2006. Additionally, we incurred interest expense of approximately $2.8 million related primarily to our Senior Secured Notes due February 2009 and our working capital credit facility. As previously disclosed, two of our largest customers at our Hibbing facility were recently acquired, in March and April 2006, respectively. One of those customers subsequently reduced their long term revenue projection by approximately $3 million per quarter, although the customer has forecasted traditional demand in the fourth quarter of 2006 relating primarily to final build-out of the product line. The other customer has not indicated any significant change in revenue projection for 2006 or 2007. As a result of the reduced demand from the first customer, our Hibbing facility will likely operate at substantial under capacity upon final build-out of this product line. In response to this anticipated revenue reduction, we continue to study the Hibbing facility operating cost structure in relation to the lower customer demand and plan to implement feasible reductions based on such reviews. Additionally, in our Tampa, Florida manufacturing facility we continued to experience labor and materials costs that were both higher than we expected and higher than our historical norms. Our gross margins were negatively impacted due to higher labor and materials costs. These efficiency variances are attributable in large part to slower than expected processing of certain circuit card assemblies from one customer resulting from their overly complex design. We are reviewing our manufacturing process as well as working with our customer in order to rectify these inefficiencies. Additionally, these negative variances were in part attributable to the learning curve associated with our hiring approximately 50 new production personnel during the first half of 2006 in order to meet increased customer demand from the Tampa facility.

RESULTS OF OPERATIONS

Net Sales. Total third quarter net sales increased $3.8 million, or 11.8% from $32.6 million in the third quarter of 2005 to $36.4 million in the third quarter of 2006. Total net sales for the first nine months of 2006 increased $6.8 million, or 6.7% from $101.9 million in the first nine months of 2005 to $108.7 million in the first nine months of 2006. These increases are primarily attributable to increased demand from our established customer base. We transacted business with approximately 50 customers in the first three quarters of 2006 and 2005. The largest three customers in the third quarter of 2006 represented approximately 15%, 12% and 10%, respectively, of net sales as compared to 15%, 13%, and 10%, respectively, of third quarter 2005 net sales. The largest three customers in the first nine months of 2006 represented approximately 14%, 13%, and 11%, respectively, of net sales as compared to 15%, 13%, and 9%, respectively, of net sales in the first nine months of 2005.

The table which follows summarizes sales by industry segment:

	Three Months Ending		Nine Months Ending
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Medical	38%	41%	39%	42%
Industrial/Instrumentation	35%	31%	33%	34%
Telecommunications	14%	20%	14%	17%
Semiconductor Equipment	9%	5%	11%	5%
Other	4%	3%	3%	2%

Gross Profit. Total 2006 third quarter gross profit decreased $.9 million, or 23.1%, from $4.1 million in the third quarter of 2005 to $3.2 million in the third quarter of 2006. Total gross profit was approximately $10.5 million in the first nine months of 2006 and $11.5 million in 2005. The gross profit percentage was 8.7% in the third quarter of 2006 as compared to 12.7% in the third quarter of 2005. The gross profit percentage was 9.7% in the first nine months of 2006 as compared to 11.3% in the first nine months of 2005. During the third quarter, our gross margins were negatively impacted due to higher labor and materials costs. These efficiency variances are attributable in large part to slower than expected processing of certain circuit card assemblies resulting from their overly complex design. We are reviewing our manufacturing process as well as working with our customer in order to rectify these inefficiencies. Additionally, these negative variances were in part attributable to the learning curve associated with our hiring approximately 50 new production personnel during the first half of 2006 in order to meet increased customer demand in our Tampa facility.

Selling, General, and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased $1.0 million, or 21.0%, from $4.6 million in the third quarter of 2005 to $3.6 million in the third quarter of 2006. These expenses, as a percentage of net sales, decreased from 14.2% in the third quarter of 2005 to 10.0% in the third quarter of 2006. SG&A expenses decreased $1.8 million, or 13.3%, from $13.2 million in the first nine months of 2005 to $11.4 million in the first nine months of 2006. These expenses, as a percentage of net sales, decreased from 12.9% in the first nine months of 2005 to 10.5% in the first nine months of 2006. These decreases in SG&A expenses and SG&A expenses as a percentage of net sales are primarily the result of our cost reduction plan that was implemented in the second and third quarters of 2005.

Interest Expense. Net interest expense was approximately $1.0 million in the third quarter of 2006 which represents an increase of $0.1 million from the same period in 2005. Net interest expense increased $0.2 million, or 10.5%, from $2.6 million in the first nine months of 2005 to $2.8 million in the first nine months of 2006. This increase is primarily the result of increases in the average outstanding debt of $3.3 million from $43.6 million in the first nine months of 2005 to $46.9 million in the first nine months of 2006 and an increase in the average interest rate from 7.8% in the first nine months of 2005 to 8.0% in the first nine months of 2006. The increase in average outstanding debt is primarily from higher outstanding balances on our working capital credit facility.

Income Taxes. During the three and nine month periods ended September 30, 2006, we incurred losses before income taxes of $1.4 million and $3.7 million, respectively. As a result, we recognized a deferred tax asset and an offsetting valuation allowance of approximately $0.6 million and $1.5 million, respectively, resulting in no income tax benefit. Realization of the tax loss carryforwards are contingent upon future taxable earnings in the appropriate jurisdiction. Each carryforward item is reviewed for expected utilization, using a “more likely than not” approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (federal or state), the relevant history for the particular item, the applicable expiration dates, and identified actions under the Company’s control in realizing the associated carryforward benefits. The Company assesses the available positive and negative evidence surrounding the recoverability of the deferred tax assets and applies judgment in estimating the amount of valuation allowance necessary under the circumstances. The Company will consider its actual results during the remainder of 2006 compared to its forecasted results as part of this determination. Management continues to assess and evaluate strategies that will enable the carryforward, or a greater portion thereof, to be utilized, and will reduce the valuation allowance appropriately for each item at such time when it is determined that the “more likely than not” criterion is satisfied. The Company will reduce the goodwill balance to the extent that the tax assets are consumed in excess of the net deferred tax asset recorded and increase additional paid in capital upon the exhaustion of the goodwill balance. The amount of net operating losses (“NOL”) that can be utilized in any given year is limited based on Section 382 of the Internal Revenue Code. In this regard, the amount of NOL generated prior to February 2004 that can be utilized in future periods is limited to approximately $3.0 million per year.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had cash and cash equivalents of $0.1 million, restricted cash of $0.5 million and working capital of $5.2 million. We sustained a net loss of approximately $3.7 million in the first nine months of 2006, contributing to a decrease in net working capital of $1.6 million for the nine month period. We primarily finance our operations through our Senior Secured Notes due in 2009, bank credit lines, operating cash flows, and short-term financing through supplier credit lines. Net cash provided by or used in operating activities has historically been provided by net income (loss) levels combined with fluctuations in inventory, accounts receivable and accounts payable. Operating activities from continuing operations for the first nine months of 2006 generated cash of approximately $1.3 million. This consisted primarily of $3.7 million of net loss from continuing operations, adjusted for $3.2 million of non-cash depreciation and amortization charges, $1.8 million decrease in accounts receivable, $0.6 million decrease in prepaid expenses and other current assets, $4.8 million increase in accounts payable, offset by $4.0 million increase in inventory, and $1.6 million decrease in accrued expenses.

Capital expenditures totaled approximately $0.9 million in the first nine months of 2006. These capital expenditures were primarily for the acquisition of various production equipment. These purchases were funded by the working capital credit facility, described below.

Credit Agreement. The Company has a revolving credit facility with Wachovia Capital Finance Corporation that provides up to $25 million (the “Credit Agreement”) with a maturity date of February 3, 2007 to fund the Company’s operations. The Credit Agreement contains certain covenants including a minimum quarterly measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a percentage of fixed charges, as defined by the Credit Agreement, which is only tested if we fail to maintain at least $3.0 million of excess collateral availability as defined by the Credit Agreement. The Company was in compliance with the minimum $3.0 million excess collateral availability restriction during the three and nine month periods ended September 30, 2006. However, if the Company had failed to be in compliance with the $3.0 million excess collateral availability, the Company would not have been in compliance with the minimum EBITDA covenant, which would constitute an event of default under the Credit Agreement. There can be no assurance that our future levels of business will generate sufficient levels of cash to satisfy the minimum $3.0 million excess collateral restriction and avoid violating the minimum EBITDA as a percentage of fixed charges covenant. The Credit Agreement limits the amount of capital expenditures and prohibits the payment of dividends without the lender’s consent. The interest rate on the credit facility is based on the lender’s prime rate plus one percent. The Credit Agreement is collateralized by substantially all of the Company’s assets. Under the advance rates contained in the Credit Agreement, there was approximately $4.6 million of unused available credit on September 30, 2006, of which $1.6 million was available to be utilized by the Company due to the $3.0 million excess collateral availability restriction described above. The amount of unused available credit under the Credit Agreement fluctuates day to day and is typically highest at the end of the month. However, during the course of a typical month, our excess availability approaches $3.0 million, at which time we delay payment to our vendors beyond their stated terms. We are in the process of discussing the terms of possible renewal and extension of our credit facility. There can be no assurance of renewal or if renewed, that the terms will be favorable to the Company.

Senior Secured Notes due in 2009. As of September 30, 2006, there were outstanding approximately $30 million of Senior Secured Notes (“Notes”). These Senior Secured Notes will become due in five years from the date of issuance, February 3, 2004. These Notes carry a seven percent annual interest rate in the first two years and an eight percent annual interest rate in the remaining three years. On February 3, 2006 we began paying interest at eight percent per annum. Interest expense associated with these Notes is currently recorded based on the effective interest rate method over the entire term of the notes. The Notes are secured by a second security position, behind the security position on the Credit Agreement, in substantially all of the assets of the Company. The Notes become due February 2009 and at that time we will either have to pay the balance due or refinance the Notes.

Management believes that available credit facilities in addition to our current cash and cash flows expected to be generated from operations will be sufficient to meet our known capital requirements and working capital needs of our operations through at least February 2007. Our continued viability depends on our ability to generate cash from operations and receive adequate short-term financing through vendor credit lines, or obtain additional sources of funds for working capital, including renewal of our line of credit or obtaining alternative financing. The future expected reduction in revenue at our Hibbing facility due to the loss of a significant product line from a significant customer will negatively impact our liquidity position in the future periods. Our future liquidity and cash requirements will depend on a wide range of factors including the level of business in existing operations, credit lines extended by lenders and trade suppliers, capital expenditure requirements and the success of our cost reduction plan. There can be no assurance that financing or credit facilities will be available in amounts and on terms acceptable to management. If our operating goals are not met, we may need to secure waivers of any resulting covenant violations under existing lending facilities, secure additional financing from lenders or sell additional securities.

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

Deferred Income Taxes. The carrying value of the Company’s deferred income tax assets is dependent upon the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions. Should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be expensed in the period such determination was made. The Company presently records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not expected to be realized. While the Company has considered future taxable income expected to be earned over the next one to two years and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that the Company were not able to achieve these objectives, additional valuation allowances and corresponding costs would be recorded. The Company will reduce the goodwill balance to the extent that the tax assets are consumed in excess of the net deferred tax asset recorded and increase additional paid in capital upon the exhaustion of the goodwill balance. The amount of net operating losses (“NOL”) that can be utilized in any given year is limited based on Section 382 of the Internal Revenue Code. In this regard, the amount of NOL generated prior to February 2004 that can be utilized in future periods is limited to approximately $3.0 million per year.

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

Volatility in the Market Price of Our Common Stock. Our second quarter and year ending December 31, 2005 operating results were negatively impacted by the impairment charges on our goodwill and deferred tax asset. In addition, we continued to experience significant operating losses during 2005 and the first three quarters of 2006. These factors and others listed below may cause the price of our common stock to fluctuate:

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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three or nine months ended September 30, 2006. Market risk information is contained under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our 2005 Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and is incorporated herein by reference.

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

REPTRON ELECTRONICS, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we become involved in ordinary, routine or regulatory legal proceedings incidental to our business. When a loss is deemed probable and can be reasonably estimated, an amount is recorded on our financial statements. While the ultimate result of any such matters cannot be presently determined, management does not expect that they will have a material adverse effect on our results of operation or financial position.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors associated with our business was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. If any of these risks occur, our business, results of operations or financial condition could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our securities. In addition, to these risk factors, the following risk factor should be considered.

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

REPTRON ELECTRONICS, INC.

PART II. OTHER INFORMATION - Continued

Item 6. Exhibits

a.	Exhibits

10.1	Severance Agreement, dated July 3, 2006, by and between the Company and Paul J. Plante – incorporated by reference to Exhibit 10.1 to Form 8-K dated July 3, 2006, as filed with the Securities and Exchange Commission on July 7, 2006.

10.2	Non-Competition Agreement, dated July 3, 2006, by and between the Company and Paul J. Plante – incorporated by reference to Exhibit 10.2 to Form 8-K dated July 3, 2006, as filed with the Securities and Exchange Commission on July 7, 2006.

10.3	Severance Agreement, dated July 21, 2006, by and between the Company and Charles L. Pope – incorporated by reference to Exhibit 10.1 to Form 8-K dated July 21, 2006, as filed with the Securities and Exchange Commission on July 26, 2006.

10.4	Non-Competition Agreement, dated July 21, 2006, by and between the Company and Charles L. Pope – incorporated by reference to Exhibit 10.2 to Form 8-K dated July 21, 2006, as filed with the Securities and Exchange Commission on July 26, 2006.

10.5	Agreement, dated September 22, 2006, by and between the Company and the International Brotherhood of Electrical Workers, Local Union 294 – incorporated by reference to Exhibit 10.1 to Form 8-K dated August 11, 2006, as filed with the Securities and Exchange Commission on August 17, 2006.

10.6	Amendment No. 1 To Reptron Electronics, Inc. 2006 Incentive Compensation Plan, dated September 19, 2006 – incorporated by reference to Exhibit 10.1 to Form 8-K dated September 19, 2006, as filed with the Securities and Exchange Commission on September 22, 2006.

31.1	Certification of the Chief Executive Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2006

REPTRON ELECTRONICS, INC.
(Registrant)

By:	/s/ Paul J. Plante
Paul J. Plante, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles L. Pope
Charles L. Pope, Chief Financial Officer
(Principal Financial and Accounting Officer)